Form 10-Q
period 2015-09-30
LEXINGTON REALTY TRUST
filed 2015-11-06
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 235,324,074 common shares of beneficial interest, par value $0.0001 per share, as of November 3, 2015.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets:
Real estate, at cost	$3,586,435	$3,671,560
Real estate - intangible assets	669,341	705,566
Investments in real estate under construction	155,546	106,238
	4,411,322	4,483,364
Less: accumulated depreciation and amortization	1,153,841	1,196,114
Real estate, net	3,257,481	3,287,250
Assets held for sale	—	3,379
Cash and cash equivalents	86,269	191,077
Restricted cash	12,327	17,379
Investment in and advances to non-consolidated entities	28,050	19,402
Deferred expenses, net	62,225	65,860
Loans receivable, net	95,806	105,635
Rent receivable – current	9,896	6,311
Rent receivable – deferred	78,957	61,372
Other assets	21,614	20,229
Total assets	$3,652,625	$3,777,894

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$804,238	$945,216
Credit facility borrowings	73,000	—
Term loans payable	505,000	505,000
Senior notes payable	497,879	497,675
Convertible notes payable	12,128	15,664
Trust preferred securities	129,120	129,120
Dividends payable	45,307	42,864
Liabilities held for sale	—	2,843
Accounts payable and other liabilities	42,692	37,740
Accrued interest payable	14,679	8,301
Deferred revenue - including below market leases, net	43,521	68,215
Prepaid rent	16,991	16,336
Total liabilities	2,184,555	2,268,974

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 235,179,131 and 233,278,037 shares issued and outstanding in 2015 and 2014, respectively	24	23
Additional paid-in-capital	2,779,836	2,763,374
Accumulated distributions in excess of net income	(1,422,417)	(1,372,051)
Accumulated other comprehensive income (loss)	(6,216)	404
Total shareholders’ equity	1,445,243	1,485,766
Noncontrolling interests	22,827	23,154
Total equity	1,468,070	1,508,920
Total liabilities and equity	$3,652,625	$3,777,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross revenues:
Rental	$98,095	$98,941	$300,551	$292,870
Tenant reimbursements	7,343	7,631	23,662	23,165
Total gross revenues	105,438	106,572	324,213	316,035
Expense applicable to revenues:
Depreciation and amortization	(39,712)	(39,022)	(121,795)	(114,732)
Property operating	(13,484)	(15,504)	(45,600)	(46,634)
General and administrative	(6,734)	(6,426)	(22,526)	(21,035)
Non-operating income	2,515	4,217	8,213	10,369
Interest and amortization expense	(21,931)	(24,321)	(68,273)	(73,456)
Debt satisfaction gains (charges), net	(398)	(455)	13,753	(7,946)
Impairment charges	(32,818)	(2,464)	(34,070)	(18,864)
Gains on sales of properties	1,733	—	23,307	—
Income (loss) before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	(5,391)	22,597	77,222	43,737
Provision for income taxes	(75)	(72)	(464)	(947)
Equity in earnings of non-consolidated entities	266	173	938	246
Income (loss) from continuing operations	(5,200)	22,698	77,696	43,036
Discontinued operations:
Income from discontinued operations	—	1,322	109	5,601
Provision for income taxes	—	(14)	(4)	(50)
Debt satisfaction charges, net	—	—	—	(299)
Gains on sales of properties	—	18,542	1,577	22,052
Impairment charges	—	(371)	—	(11,062)
Total discontinued operations	—	19,479	1,682	16,242
Net income (loss)	(5,200)	42,177	79,378	59,278
Less net income attributable to noncontrolling interests	(784)	(1,772)	(2,525)	(3,537)
Net income (loss) attributable to Lexington Realty Trust shareholders	(5,984)	40,405	76,853	55,741
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(72)	(112)	(264)	(399)
Net income (loss) attributable to common shareholders	$(7,629)	$38,720	$71,871	$50,624
Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.03)	$0.09	$0.30	$0.15
Income from discontinued operations	—	0.08	0.01	0.07
Net income (loss) attributable to common shareholders	$(0.03)	$0.17	$0.31	$0.22
Weighted-average common shares outstanding – basic	234,018,062	229,463,522	233,457,400	228,337,871
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.03)	$0.09	$0.30	$0.15
Income from discontinued operations	—	0.08	0.01	0.07
Net income (loss) attributable to common shareholders	$(0.03)	$0.17	$0.31	$0.22
Weighted-average common shares outstanding – diluted	234,018,062	229,922,110	233,776,838	228,830,020
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$(7,629)	$20,151	$70,189	$35,330
Income from discontinued operations	—	18,569	1,682	15,294
Net income (loss) attributable to common shareholders	$(7,629)	$38,720	$71,871	$50,624
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(5,200)	$42,177	$79,378	$59,278
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(3,990)	3,371	(6,620)	(1,134)
Other comprehensive income (loss)	(3,990)	3,371	(6,620)	(1,134)
Comprehensive income (loss)	(9,190)	45,548	72,758	58,144
Comprehensive income attributable to noncontrolling interests	(784)	(1,772)	(2,525)	(3,537)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$(9,974)	$43,776	$70,233	$54,607
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months ended September 30, 2015		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2014	$1,508,920	$94,016	$23	$2,763,374	$(1,372,051)	$404	$23,154
Issuance of common shares upon conversion of convertible notes	3,630	—	—	3,630	—	—	—
Repurchase of common shares	(11,019)	—	—	(11,019)	—	—	—
Issuance of common shares and deferred compensation amortization, net	23,852	—	1	23,851	—	—	—
Acquisition of consolidated joint venture partner's equity interest	(1,234)	—	—	—	(1,247)	—	13
Dividends/distributions	(128,837)	—	—	—	(125,972)	—	(2,865)
Net income	79,378	—	—	—	76,853	—	2,525
Other comprehensive loss	(6,620)	—	—	—	—	(6,620)	—
Balance September 30, 2015	$1,468,070	$94,016	$24	$2,779,836	$(1,422,417)	$(6,216)	$22,827

Nine Months ended September 30, 2014		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2013	$1,539,483	$94,016	$23	$2,717,787	$(1,300,527)	$4,439	$23,745
Redemption of noncontrolling OP units	(1,962)	—	—	(950)	—	—	(1,012)
Issuance of common shares upon conversion of convertible notes	4,834	—	—	4,834	—	—	—
Issuance of common shares and deferred compensation amortization, net	25,594	—	—	25,594	—	—	—
Acquisition of consolidated joint venture partner's equity interest	(2,100)	—	—	—	(2,262)	—	162
Dividends/distributions	(124,018)	—	—	—	(121,137)	—	(2,881)
Net income	59,278	—	—	—	55,741	—	3,537
Other comprehensive loss	(1,134)	—	—	—	—	(1,134)	—
Balance September 30, 2014	$1,499,975	$94,016	$23	$2,747,265	$(1,368,185)	$3,305	$23,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months ended September 30,
	2015	2014
Net cash provided by operating activities:	$181,475	$165,547
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(197,926)	(51,962)
Investment in real estate under construction	(94,287)	(106,502)
Capital expenditures	(18,744)	(9,434)
Net proceeds from sale of properties	156,475	85,115
Principal payments received on loans receivable	4,334	11,496
Investment in loans receivable	(10,267)	(40,248)
Investments in non-consolidated entities	(10,322)	—
Distributions from non-consolidated entities in excess of accumulated earnings	1,171	879
Increase in deferred leasing costs	(4,242)	(8,414)
Change in escrow deposits and restricted cash	3,596	(42,579)
Real estate deposits, net	(2,634)	1,332
Net cash used in investing activities	(172,846)	(160,317)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(123,529)	(118,840)
Retirement of convertible notes	(529)	(62)
Principal amortization payments	(26,760)	(28,303)
Principal payments on debt, excluding normal amortization	(106,956)	(163,267)
Change in credit facility borrowings, net	73,000	(48,000)
Proceeds from senior notes	—	249,708
Proceeds from term loans	—	99,000
Increase in deferred financing costs	(7,339)	(3,402)
Proceeds of mortgages and notes payable	80,843	27,790
Change in restricted cash	(1,573)	—
Cash distributions to noncontrolling interests	(2,865)	(2,881)
Purchase of noncontrolling interest	(4,022)	(2,100)
Redemption of noncontrolling interests	—	(1,962)
Issuance of common shares, net	17,312	19,165
Repurchase of common shares	(11,019)	—
Net cash provided by (used in) financing activities	(113,437)	26,846
Change in cash and cash equivalents	(104,808)	32,076
Cash and cash equivalents, at beginning of period	191,077	77,261
Cash and cash equivalents, at end of period	$86,269	$109,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
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
As of September 30, 2015, the Company had ownership interests in approximately 215 consolidated real estate properties, located in 40 states. The properties in which the Company has an interest are leased to tenants in various industries, including service, automotive, technology, transportation/logistics and finance/insurance.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2015 have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015 (“Annual Report”).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
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
Recently Issued Accounting Guidance. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The Company adopted this guidance effective January 1, 2015. The guidance requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2014 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of September 30, 2015. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2014 as the dispositions did not represent a strategic shift in operations. The implementation of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by Accounting Standards Update No. 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
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
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
BASIC
Income (loss) from continuing operations attributable to common shareholders	$(7,629)	$20,151	$70,189	$35,330
Income from discontinued operations attributable to common shareholders	—	18,569	1,682	15,294
Net income (loss) attributable to common shareholders	$(7,629)	$38,720	$71,871	$50,624
Weighted-average number of common shares outstanding	234,018,062	229,463,522	233,457,400	228,337,871
Income (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$0.09	$0.30	$0.15
Income from discontinued operations	—	0.08	0.01	0.07
Net income (loss) attributable to common shareholders	$(0.03)	$0.17	$0.31	$0.22

DILUTED
Income (loss) from continuing operations attributable to common shareholders - basic	$(7,629)	$20,151	$70,189	$35,330
Impact of assumed conversions	—	—	—	—
Income (loss) from continuing operations attributable to common shareholders	(7,629)	20,151	70,189	35,330
Income from discontinued operations attributable to common shareholders - basic	—	18,569	1,682	15,294
Impact of assumed conversions	—	—	—	—
Income from discontinued operations attributable to common shareholders	—	18,569	1,682	15,294
Net income (loss) attributable to common shareholders	$(7,629)	$38,720	$71,871	$50,624

Weighted-average common shares outstanding - basic	234,018,062	229,463,522	233,457,400	228,337,871
Effect of dilutive securities:
Share options	—	458,588	319,438	492,149
Weighted-average common shares outstanding	234,018,062	229,922,110	233,776,838	228,830,020

Income (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$0.09	$0.30	$0.15
Income from discontinued operations	—	0.08	0.01	0.07
Net income (loss) attributable to common shareholders	$(0.03)	$0.17	$0.31	$0.22
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction
The Company, through property owner subsidiaries, completed the following acquisitions, each of which is subject to a lease having a term in excess of ten years (an “LTL”), during the nine months ended September 30, 2015:

Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
LTL - Land/Infrastructure	Venice, FL	January 2015	$16,850	01/2055	$4,696	$11,753	$401
LTL - Office	Auburn Hills, MI	March 2015	$40,025	03/2029	$4,416	$30,012	$5,597
LTL - Industrial	Houston, TX	March 2015	$28,650	03/2035	$4,674	$19,540	$4,436
LTL - Industrial	Brookshire, TX	March 2015	$22,450	03/2035	$2,388	$16,614	$3,448
LTL - Industrial	Canton, MS	March 2015	$89,300	02/2027	$5,077	$71,289	$12,934
LTL - Industrial	Thomson, GA	May 2015	$10,144	05/2030	$909	$7,746	$1,489
LTL - Industrial	Oak Creek, WI	July 2015	$22,139	06/2035	$3,015	$15,300	$3,824
			$229,558		$25,175	$172,254	$32,129

The Company recognized aggregate transaction costs of $1,119 and $1,509 for the nine months ended September 30, 2015 and 2014, respectively, which are included as property operating expenses within the Company's unaudited condensed consolidated statements of operations.
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
As of September 30, 2015, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Completion/Acquisition Date
Richmond, VA	LTL - Office	330,000	$110,137	15	4Q 15
Anderson, SC	LTL - Industrial	1,325,000	$70,012	20	2Q 16
Lake Jackson, TX	LTL - Office	664,000	$166,164	20	4Q 16
		2,319,000	$346,313
The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest in such entities. As of September 30, 2015 and December 31, 2014, the Company's aggregate investment in development arrangements was $155,546 and $106,238, respectively, which includes $6,359 and $2,828 of capitalized interest, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In addition, the Company has committed to acquire the following properties:

Location	Property Type	Estimated Acquisition Cost	Estimated Acquisition Date	Lease Term (Years)
Richland, WA	LTL - Industrial	$152,000	4Q 15	20
Detroit, MI	LTL - Industrial	$29,680	1Q 16	20
		$181,680
The Company can give no assurances that any of these acquisitions under contract or build-to-suit transactions will be consummated.

(4)	Property Dispositions, Discontinued Operations and Real Estate Impairment
During the nine months ended September 30, 2015, the Company disposed of its interests in certain properties to unrelated third parties for a gross disposition price of $217,675 and conveyed two vacant office properties, along with their escrow deposits, in satisfaction of a $30,293 non-recourse secured mortgage loan. In addition, during the nine months ended September 30, 2015, the Company disposed of a vacant retail property, with a zero basis, upon the expiration of the related ground lease. During the nine months ended September 30, 2014, the Company disposed of its interest in certain properties to unrelated third parties for a gross disposition price of $105,180 and conveyed one property along with its escrow deposits in satisfaction of the $9,900 non-recourse secured mortgage loan. During the nine months ended September 30, 2015 and 2014, the Company recognized aggregate gains on sales of properties of $24,884 and $22,052, respectively, and impairment charges on properties sold of $32,931 and $11,062, respectively. In addition, during the nine months ended September 30, 2015 and 2014, the Company recognized aggregate net gains (charges) on debt satisfaction of $10,106 and $(299), respectively, relating to disposed properties. The results of operations for properties disposed of in 2015, that were not classified as held for sale as of December 31, 2014, are included within continuing operations in the unaudited condensed consolidated financial statements in accordance with recent guidance issued by the FASB. As of September 30, 2015, the Company had no properties classified as held for sale.
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the nine months ended September 30, 2015 and 2014, in addition to the impairment charges discussed above, the Company recognized impairment charges of $1,139 and $18,864, respectively. The Company determined that the expected undiscounted cash flows based upon the revised estimated holding periods of certain assets were below the current carrying values. Accordingly, the Company reduced the carrying value of the properties to their estimated then fair values of $475 and $5,574, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Loans Receivable
As of September 30, 2015 and December 31, 2014, the Company's loans receivable were comprised primarily of first and second mortgage loans and mezzanine loans on real estate.
The following is a summary of our loans receivable as of September 30, 2015 and December 31, 2014:

	Loan carrying-value(1)
Loan	9/30/2015	12/31/2014	Interest Rate	Maturity Date
Westmont, IL(2)	$—	$12,152	6.45%	10/2015
Southfield, MI(3)	—	3,296	4.55%	02/2015
Kennewick, WA	85,451	85,254	9.00%	05/2022
Oklahoma City, OK(4)	8,420	—	11.50%	12/2015
Austin, TX(5)	—	2,800	16.00%	10/2018
Other	1,935	2,133	8.00%	2021-2022
	$95,806	$105,635

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
In July 2015, the Company acquired the office property collateral and $2,521of cash collateral and received $1,400 in full settlement of its claim against the borrower. During the nine months ended September 30, 2015 and 2014, the Company recognized $0 and $1,284 of interest income relating to the impaired loan, respectively.

(3)	In April 2015, the Company acquired the office property collateral from the borrower. In 2015, the Company recognized $14 of interest income relating to the impaired loan.

(4)	In June 2015, the Company loaned a tenant-in-common $8,420. The loan is secured by the tenant-in-common's interest in an office property, in which the Company has a 40% interest.

(5)	In June 2015, the borrower satisfied the loan with a $3,545 payment, which included yield maintenance.
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
The Company's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of September 30, 2015, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets*	$475	$—	$—	$475
Interest rate swap liabilities	$(6,216)	$—	$(6,216)	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,153	$—	$1,153	$—
Impaired real estate assets*	$25,679	$—	$—	$25,679
Impaired loan receivable*	$3,296	$—	$—	$3,296
Interest rate swap liabilities	$(749)	$—	$(749)	$—
*Represents a non-recurring fair value measurement.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$95,806	$95,535	$105,635	$105,061

Liabilities
Debt (Level 3)	$2,021,365	$2,007,831	$2,092,675	$2,091,364
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2015 and December 31, 2014, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
September 30, 2015 and 2014
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

(7)	Investment in and Advances to Non-Consolidated Entities
As of September 30, 2015, the Company had ownership interests ranging from 15% to 40% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $47,763 at September 30, 2015 (the Company's proportionate share was $8,619) with rates ranging from 3.7% to 4.7%. In June 2015, the Company invested $5,613 in the Oklahoma City tenant-in-common. The Company's contribution, together with the other tenant-in-common's contribution, was used to satisfy the related maturing mortgage loan.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of September 30, 2015, the Company had a 25% interest in the joint venture. The anticipated total construction cost is $86,491. The Company may provide construction financing to the joint venture up to $56,686. Upon completion, the property will be net leased for a 20-year term.
During 2014, the Company recognized an aggregate $930 other-than-temporary impairment charge on a non-consolidated office property joint venture due to a change in the Company's estimate of net proceeds upon liquidation of the joint venture.
In August 2013, the Company invested $5,000 in a joint venture, which acquired the fee interest and the related office building improvements of a property in Baltimore, Maryland. Beginning in October 2015, the Company has the right to require the redemption of its interest in the joint venture in exchange for a distribution to the Company of the fee interest, which was leased in 2013 for a 99-year term to the joint venture.

(8)	Debt
The Company, through property owner subsidiaries, had outstanding non-recourse secured mortgages and notes payable of $804,238 and $945,216 as of September 30, 2015 and December 31, 2014, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at September 30, 2015 and 2.2% to 8.5% at December 31, 2014 and the mortgages and notes payables mature between 2016 and 2028 as of September 30, 2015. The weighted-average interest rate was 5.0% and 5.2% at September 30, 2015 and December 31, 2014, respectively.
The Company had the following senior notes outstanding as of September 30, 2015:

Issue Date	Face Amount	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	4.25%	June 2023	99.026%
	$500,000

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Each series of the senior notes is unsecured and pays interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
In September 2015, the Company entered into a new $905,000 unsecured credit agreement with KeyBank National Association as agent, which replaced the Company's existing revolving credit facility and term loans. With lender approval, the Company can increase the size of the new facility to an aggregate $1,810,000. A summary of the significant terms are as follows:

	Prior Maturity Date	New Maturity Date	Prior Interest Rate	Current Interest Rate
$400,000 Revolving Credit Facility(1)	02/2017	08/2019	LIBOR + 1.15%	LIBOR + 1.00%
$250,000 Term Loan(2)	02/2018	08/2020	LIBOR + 1.35%	LIBOR + 1.10%
$255,000 Term Loan(3)	01/2019	01/2021	LIBOR + 1.75%	LIBOR + 1.10%

(1)
Maturity date can be extended to 08/2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55% (previously 0.95% to 1.725%). At September 30, 2015, the unsecured revolving credit facility had $73,000 outstanding, outstanding letters of credit of $10,000 and availability of $317,000, subject to covenant compliance.

(2)
The interest rate ranges from LIBOR plus 0.90% to 1.75% (previously 1.10% to 2.10%). The Company previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75% (previously 1.50% to 2.25%). The Company previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2015.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 153.8603 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.50 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the nine months ended September 30, 2015 and 2014, $3,828 and $4,205, respectively, aggregate principal amount of the notes were converted for 519,664 and 624,103 common shares, respectively, and aggregate cash payments of $529 and $62, plus accrued and unpaid interest, respectively. These conversions resulted in aggregate debt satisfaction charges of $476 and $933 for the nine months ended September 30, 2015 and 2014, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes due 2030
Balance Sheets:	September 30, 2015	December 31, 2014
Principal amount of debt component	$12,400	$16,228
Unamortized discount	(272)	(564)
Carrying amount of debt component	$12,128	$15,664
Carrying amount of equity component	$(34,784)	$(33,160)
Effective interest rate	7.7%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$3,054	$10,432

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations:	2015	2014	2015	2014
6.00% Convertible Guaranteed Notes
Coupon interest	$185	$375	$577	$1,196
Discount amortization	53	107	175	340
	$238	$482	$752	$1,536
During the nine months ended September 30, 2015 and 2014, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company had debt satisfaction gains (charges), net of $4,123 and $(7,013), respectively.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2015 and 2014.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $4,422 will be reclassified as an increase to interest expense.
As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset			Other Assets	$1,153
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(6,216)	Accounts Payable and Other Liabilities	$(749)
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
Hedging Relationships	2015	2014		2015	2014
Interest Rate Swaps	$(10,742)	$(5,237)	Interest expense	$4,122	$4,103
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2015, the Company has not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2015 and 2014, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the nine months ended September 30, 2015 and 2014, the Company issued 1,845,617 and 1,853,988 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $17,415 and $18,758, respectively.
During the nine months ended September 30, 2015, the Company granted to certain executive officers performance-based shares, which vest based on the Company’s total shareholder return growth after a three-year measurement period relative to an index (321,018 shares) and its peers (321,011 shares). Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. The fair value of the grants was determined at the grant date using a multifactor Monte Carlo simulation model for a fair value price of $6.66 per share for 321,011 shares and $6.86 per share for 321,018 shares. In addition, during the nine months ended September 30, 2015, the Company granted 170,650 non-vested common shares to certain employees with a grant date fair value of $1,916. The non-vested common shares vest ratably over a three-year service period. Compensation expense is recognized over the requisite service period for all grants. During the nine months ended September 30, 2015 and 2014, the Company issued an aggregate of 20,400 and 14,000, respectively, fully vested common shares to the non-management members of the Company's Board of Trustees with a grant date fair value of $209 and $142, respectively.
In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the three months ended September 30, 2015, the Company repurchased 1,306,300 common shares at an average price of $8.42 per common share.
Accumulated other comprehensive income (loss) as of September 30, 2015 and December 31, 2014 represented $(6,216) and $404, respectively, of unrealized gain (loss) on interest rate swaps, net.
Changes in Accumulated Other Comprehensive Income (Loss)

Gains and Losses on Cash Flow Hedges
Balance December 31, 2014	$404
Other comprehensive loss before reclassifications	(10,742)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	4,122
Balance September 30, 2015	$(6,216)
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
September 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

During the nine months ended September 30, 2014, in connection with the merger of LCIF II with and into LCIF, former LCIF II partners representing 170,193 OP units elected or were deemed to elect to receive $1,962 in aggregate cash for such OP units. In addition, during the nine months ended September 30, 2014, 11,186 common shares were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $56.
As of September 30, 2015, there were approximately 3,422,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months ended September 30,
	2015	2014
Net income attributable to Lexington Realty Trust shareholders	$76,853	$55,741
Transfers from noncontrolling interests:
Decrease in additional paid-in-capital for redemption of noncontrolling OP units	—	(950)
Change from net income attributable to shareholders and transfers from noncontrolling interests	$76,853	$54,791
In July 2015 and 2014, the Company acquired its consolidated joint partners' interests in an office property in Philadelphia, Pennsylvania for $4,022 and $2,100, respectively, raising the Company's ownership to 100%.

(12)	Related Party Transactions
In connection with efforts to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provides that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds.  As of September 30, 2015, the joint venture has not received any such funds and the Company has not recorded any liability as it relates to this guaranty. The maximum amount of funds that would be subject to the guaranty obligation is $18,000.
There were no other related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

(13)	Commitments and Contingencies
In addition to the commitments and contingencies disclosed elsewhere, including in Note 12 above, and previously disclosed, the Company has the following commitments and contingencies.
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
September 30, 2015 and 2014
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
GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender seeks approximately $15,500 in order to satisfy the outstanding amount of the loan, plus reasonable attorney’s fees and other costs and disbursements related thereto.
The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement.  The Company intends to vigorously defend the lender’s claim.  The Company filed a motion to dismiss on October 19, 2015.

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2015 and 2014, the Company paid $62,914 and $69,936, respectively, for interest and $788 and $1,424, respectively, for income taxes.

(15)	Subsequent Events
Subsequent to September 30, 2015 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company:

•	repurchased 288,344 common shares for $2,320;

•
entered into an agreement for an office property build-to-suit project in Charlotte, North Carolina, subject to a 15-year net lease at an 8.3% initial capitalization rate and 2.0% annual escalations, for a maximum commitment of $62,445, which is expected to be completed in the first quarter of 2017;

•	borrowed $152,000 under its unsecured revolving credit facility in anticipation of the acquisition of the Richland, Washington industrial build-to-suit facility; and

•
locked a 4.0% fixed interest-rate on a 10-year, $110,000 non-recourse mortgage financing for the Richland, Washington property discussed above; however, no assurances can be given that such acquisition or financing will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2015, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

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
As of September 30, 2015, we had ownership interests in approximately 215 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 41.7 million square feet of space, approximately 96.5% of which was leased, excluding properties owned subject to mortgage loans in default. The properties in which we have an interest are leased to tenants in various industries, including service, automotive, technology, transportation/logistics and finance/insurance.
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
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We continue to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 12.4 years at September 30, 2015 on a cash basis.

During the third quarter of 2015, we entered into consolidated new leases and lease extensions encompassing 0.8 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $4.71 per square foot compared to the average GAAP base rent on these leases before extension of $4.78 per square foot. The weighted-average cost of tenant improvements and lease commissions was $16.73 per square foot for new leases and $1.70 square foot for extended leases on a GAAP basis. While renewal rents have declined in recent periods, we are beginning to see a positive trend in renewal rents, which together with our capital recycling strategy and annual or periodic rent increases under our long-term leases, has resulted in revenue growth during the nine months ended September 30, 2015.

Third Quarter 2015 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2015.

Investments.

•	Completed the build-to-suit industrial property in Oak Creek, Wisconsin for a capitalized cost of $22.1 million.

•	Acquired our consolidated joint venture partner's interest in an office property in Philadelphia, Pennsylvania for $4.0 million, increasing our ownership to 100.0%.
Dispositions.

•	Disposed of our interests in three properties to unrelated third parties for an aggregate gross disposition price of approximately $135.7 million.
Debt.

•	Retired an aggregate $55.0 million of non-recourse mortgage debt with an interest rate of 4.32%.

•	Satisfied $0.4 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030 for cash, thereby reducing the outstanding balance of this note issuance to $12.4 million.

•	Replaced our revolving credit facility, 2018 term loan and 2019 term loan.
Equity.

•	Announced a new 10.0 million common share repurchase authorization and repurchased 1.3 million common shares at an average price of $8.42 per common share.
Acquisition and Development Activity.
Our acquisition and development activity for the past several years has consisted primarily of build-to-suit transactions whereby we (1) hire a developer, or provide funding to a tenant, to develop a property, or (2) provide capital to developers and commit to purchase the property upon completion. However, none of these transactions are done on a speculative basis without a committed tenant subject to a long-term lease.
During the nine months ended September 30, 2015, we completed the following acquisitions and build-to-suit transactions, each of which is subject to a lease having a term in excess of ten years, which we refer to as an LTL:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Oak Creek, WI	LTL - Industrial	164	$22.1	July 2015	20
Thomson, GA	LTL - Industrial	208	10.1	May 2015	15
Auburn Hills, MI	LTL - Office	278	40.0	March 2015	14
Houston, TX	LTL - Industrial	188	28.7	March 2015	20
Brookshire, TX	LTL - Industrial	262	22.4	March 2015	20
Canton, MS	LTL - Industrial	1,466	89.3	March 2015	12
Venice, FL	LTL - Land/Infrastructure	31	16.9	January 2015	40
		2,597	$229.5

The following is a summary of our on-going build-to-suit transactions as of September 30, 2015:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 9/30/2015 (millions)
Consolidated Build-to-Suits:
Richmond, VA	LTL - Office	330	$110.1	4Q 2015	$97.8
Anderson, SC	LTL - Industrial	1,325	70.0	2Q 2016	12.7
Lake Jackson, TX	LTL - Office	664	166.2	4Q 2016	45.0
Total Consolidated Build-to-Suits:		2,319	$346.3		$155.5

Non-Consolidated Build-to-Suit:
Houston, TX(1)	LTL-Retail/Specialty	274	$86.5	3Q 2016	$28.6

(1)	We currently have a 25% interest. We may provide construction financing up to $56.7 million to the joint venture.
In addition, we have committed to acquire upon their completion the following properties:

Location	Property Type	Estimated Acquisition Cost (millions)	Estimated Acquisition Date	Lease Term (Years)
Richland, WA	LTL - Industrial	$152.0	4Q 15	20
Detroit, MI	LTL - Industrial	29.7	1Q 16	20
		$181.7

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
During the nine months ended September 30, 2015, we obtained $80.8 million of long-term mortgage financing with a weighted-average fixed interest rate of 3.7%.
At September 30, 2015, we had $129.9 million of property specific mortgage balloon debt due in 2016. We believe we have sufficient sources of liquidity at September 30, 2015 to meet these obligations through cash on hand ($86.3 million), borrowing capacity on our unsecured revolving credit facility ($317.0 million), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. During the nine months ended September 30, 2015, two office properties in Issaquah, Washington were transferred by a deed-in-lieu of foreclosure in satisfaction of the related $30.3 million outstanding non-recourse mortgage loan.
Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $181.5 million for the nine months ended September 30, 2015 from $165.5 million for the nine months ended September 30, 2014. The increase was primarily related to the impact of cash flows generated from acquired properties, offset in part by the impact of property sales and vacancies. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. The cash flows from operations for the nine months ended September 30, 2014, were impacted by yield maintenance penalties and other costs incurred aggregating $6.9 million relating to the satisfaction of non-recourse, secured mortgage notes.
Net cash used in investing activities totaled $172.8 million and $160.3 million during the nine months ended September 30, 2015 and 2014, respectively. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, deposits, capital expenditures, lease costs, changes in restricted cash, investments in non-consolidated entities and loans receivable. Cash provided by investing activities related primarily to proceeds from the sale of properties and principal payments received on loan receivables.
Net cash provided by (used in) financing activities totaled $(113.4) million and $26.8 million during the nine months ended September 30, 2015 and 2014, respectively. Cash provided by financing activities related primarily to borrowings under our corporate level debt instruments, proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares. Cash used in financing activities was primarily attributable to repurchases of common shares, purchases of noncontrolling interests, dividend and distribution payments, financing costs and repayment of debt obligations.
Dividends. Dividends paid to our common and preferred shareholders increased to $123.5 million in the nine months ended September 30, 2015, compared to $118.8 million in the nine months ended September 30, 2014. This increase resulted from an increase in our quarterly common share dividend paid in 2015 to $0.17 per common share per quarter compared to $0.165 per common share per quarter paid in 2014 and an increase in the number of our outstanding common shares.
UPREIT Structure. As of September 30, 2015, 3.4 million units of limited partner interest, or OP units, in our operating partnership, Lepercq Corporate Income Fund L.P. or LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $31.2 million based on the closing price of $8.10 per common share on September 30, 2015 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of September 30, 2015:

Issue Date	Face Amount ($000)	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	4.25%	June 2023	99.026%
	$500,000
The senior notes are unsecured and pay interest semi-annually in arrears. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

In September 2015, we entered into a new $905.0 million unsecured credit agreement with KeyBank National Association as agent, which replaced our existing revolving credit facility and term loans. With lender approval, we can increase the size of the new facility to an aggregate $1.8 billion. A summary of the significant terms are as follows:

	Prior Maturity Date	New Maturity Date	Prior Interest Rate	Current Interest Rate
$400.0 Million Revolving Credit Facility(1)	02/2017	08/2019	LIBOR + 1.15%	LIBOR + 1.00%
$250.0 Million Term Loan(2)	02/2018	08/2020	LIBOR + 1.35%	LIBOR + 1.10%
$255.0 Million Term Loan(3)	01/2019	01/2021	LIBOR + 1.75%	LIBOR + 1.10%

(1)
Maturity date can be extended to 08/2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55% (previously 0.95% to 1.725%). At September 30, 2015, the unsecured revolving credit facility had $73.0 million outstanding, outstanding letters of credit of $10.0 million and availability of $317.0 million subject to covenant compliance.

(2)
The interest rate ranges from LIBOR plus 0.90% to 1.75% (previously 1.10% to 2.10%). We previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250.0 million of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75% (previously 1.50% to 2.25%). We previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255.0 million of outstanding LIBOR-based borrowings.

As of September 30, 2015, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.
Results of Operations
Three months ended September 30, 2015 compared with three months ended September 30, 2014. The decrease in total gross revenues during the three months ended September 30, 2015 of $1.1 million was primarily attributable to a decrease in rental revenue. Rental revenue decreased $0.8 million primarily due to property sales and changes in occupancy and lease terms of $8.0 million, offset in part by 2015 and 2014 property acquisitions and expansions revenue of $7.0 million.
Depreciation and amortization increased by $0.7 million primarily due to newly acquired properties.
The decrease in property operating expenses of $2.0 million related primarily to the sale of multi-tenanted properties with operating expense responsibilities.
The decrease in non-operating income of $1.7 million was primarily due to a decrease in interest recognized on loan investments due to borrower defaults and loan repayments, coupled with the sale of a property in 2014 subject to a capital lease.
The decrease in interest and amortization expense of $2.4 million was primarily due to a decrease in the weighted-average interest rate of our overall borrowings accomplished primarily through retiring higher interest rate secured indebtedness with lower interest rate unsecured indebtedness and a reduction in overall leverage.
Impairment charges of $32.8 million recognized during the three months ended September 30, 2015 primarily related to an impairment charge recognized on the sale of our office property in Baltimore, Maryland.
The gains on sales of properties of $1.7 million during the three months ended September 30, 2015 related to a gain recognized on the sale of our office property located in Orlando, Florida.
Discontinued operations represent properties sold during 2014 or held for sale as of December 31, 2014.
The decrease in net income attributable to common shareholders of $46.3 million was primarily due to the items discussed above.
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

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. The increase in total gross revenues during the nine months ended September 30, 2015 of $8.2 million was primarily attributable to an increase in rental revenue of $7.7 million and an increase in tenant reimbursements of $0.5 million. Rental revenue increased $19.4 million primarily due to 2015 and 2014 property acquisitions and expansions, offset in part by $11.8 million of rental revenue associated with properties sold and changes in occupancy and lease terms in the first nine months of September 30, 2015. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization increased by $7.1 million primarily due to newly acquired properties.
The decrease in property operating expenses of $1.0 million was primarily due to the sale of multi-tenanted properties with operating expense responsibilities and the net impact of management of certain properties being transferred between the tenant and us. This was partially offset by changes in occupancy at certain properties and the acquisition upon foreclosure of certain vacant properties resulting in operating expense responsibility.
The increase in general and administrative expense of $1.5 million was primarily due to an increase in personnel costs and legal fees.
Non-operating income decreased by $2.2 million primarily due to a decrease in interest recognized on loan investments due to borrower defaults and loan repayments, coupled with the sale of a property in 2014 subject to a capital lease.
The decrease in interest and amortization expense of $5.2 million was primarily due to a decrease in the weighted-average interest rate of our overall borrowings accomplished primarily through retiring higher interest rate secured indebtedness with lower interest rate unsecured indebtedness.
The increase in debt satisfaction gains, net, of $21.7 million was primarily due to the timing of debt retirements.
The impairment charge of $34.1 million during the nine months ended September 30, 2015 primarily related to the impairment charge recognized on the sale of an office property in Baltimore, Maryland. The impairment charge of $18.9 million during the nine months ended September 30, 2014 relates primarily to the impairment of an office property in Rochester, New York.
The gains on sales of properties of $23.3 million during the nine months ended September 30, 2015 related to gains recognized on the sale of our office properties located in Fort Myers and in Orlando, Florida.
Discontinued operations represent properties sold during 2014 or held for sale as of December 31, 2014. The decrease in total income from discontinued operations of $14.6 million was primarily due to a decrease in income from discontinued operations of $5.5 million and a decrease in gains on sales of properties of $20.5 million, offset by a decrease in impairment charges of $11.1 million.
The increase in net income attributable to common shareholders of $21.2 million was primarily due to the items discussed above.
Same-Store Results
Same-store results include all consolidated properties except properties acquired and/or sold in 2015 and 2014 and properties subject to mortgage loans in default. Our historical same-store occupancy was 97.3% at September 30, 2015 compared to 98.6% at September 30, 2014. The following presents our consolidated same-store net operating income, or NOI, for the nine months ended September 30, 2015 and 2014 ($000):

	2015	2014
Total base rent	$231,386	$232,558
Tenant reimbursements	22,116	21,047
Property operating expenses	(35,540)	(34,579)
Same-store NOI	$217,962	$219,026
Our same-store NOI decreased from 2014 to 2015 by 0.5%. This was primarily due to a decrease in base rent resulting from vacancies at certain properties.

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

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Company FFO for the three and nine months ended September 30, 2015 and 2014 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$(7,629)	$38,720	$71,871	$50,624
Adjustments:
Depreciation and amortization	38,547	39,030	117,936	117,991
Impairment charges - real estate, including non-consolidated entities	32,818	3,115	34,070	30,856
Noncontrolling interests - OP units	452	1,442	1,542	2,556
Amortization of leasing commissions	1,166	1,580	3,859	4,506
Joint venture and noncontrolling interest adjustment	577	495	1,335	1,733
Gains on sales of properties	(1,733)	(18,542)	(24,884)	(22,052)
FFO available to common shareholders and unitholders - basic	64,198	65,840	205,729	186,214
Preferred dividends	1,573	1,573	4,718	4,718
Interest and amortization on 6.00% Convertible Guaranteed Notes	252	508	795	1,618
Amount allocated to participating securities	72	112	264	399
FFO available to common shareholders and unitholders - diluted	66,095	68,033	211,506	192,949
Debt satisfaction (gains) charges, net, including non-consolidated entities	398	455	(13,689)	8,245
Other / Transaction costs	405	257	579	1,514
Company FFO available to common shareholders and unitholders - diluted	$66,898	$68,745	$198,396	$202,708

Per Common Share and Unit Amounts
Basic:
FFO	$0.27	$0.28	$0.87	$0.80

Diluted:
FFO	$0.27	$0.28	$0.87	$0.80
Company FFO	$0.27	$0.28	$0.81	$0.84

Weighted-Average Common Shares:
Basic(1)	237,871,036	233,334,560	237,310,374	232,214,620
Diluted	244,714,549	242,373,712	244,432,218	241,487,119
(1) Includes all OP units other than OP units held by us.
Off-Balance Sheet Arrangements

As of September 30, 2015, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

In addition, we had $10.0 million in outstanding letters of credit at September 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $73.0 million at September 30, 2015, which represented 3.6% of our consolidated indebtedness. There was no variable-rate debt outstanding at September 30, 2014. During the three months ended September 30, 2015, our variable-rate indebtedness had a weighted-average interest rate of 1.3%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2015 would have increased by $227 thousand. During the nine months ended September 30, 2015 and 2014, our variable-rate indebtedness had a weighted-average interest rate of 1.3% and 1.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2015 and 2014 would have increased by $481 thousand and $154 thousand, respectively. As of September 30, 2015 and 2014, our consolidated fixed-rate debt was $2.0 billion and $2.2 billion, respectively, which represented 96.4% and 100.0%, respectively, of our total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of September 30, 2015 and are indicative of the interest rate environment as of September 30, 2015, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.9 billion as of September 30, 2015.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2015, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

From time to time we are directly and indirectly involved in legal proceedings arising in the ordinary course of our business, including claims by lenders under non-recourse carve-out guarantees where the full balance of the debt is on our balance sheet, such as the claim described below. We believe, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against us based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender seeks approximately $15.5 million in order to satisfy the outstanding amount of the loan, plus reasonable attorney’s fees and other costs and disbursements related thereto.
The lender claims that our limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement.  We intend to vigorously defend the lender’s claim.  We filed a motion to dismiss on October 19, 2015.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report which are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2015 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2015	150,000	$8.58	150,000	9,850,000
August 1 - 31, 2015	575,000	$8.87	725,000	9,275,000
September 1 - 30, 2015	581,300	$7.92	1,306,300	8,693,700
Third quarter 2015	1,306,300	$8.42	1,306,300	8,693,700

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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
Credit Agreement, dated as of September 1, 2015, among the Company and LCIF, jointly and severally as borrowers, each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5 therein, and KeyBank National Association, as agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2015)(1)

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

(5)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 6, 2015	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	November 6, 2015	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)