Form 10-K
period 2015-12-31
LEXINGTON REALTY TRUST
filed 2016-02-25
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of the registrant held by non-affiliates as of June 30, 2015, which was the last business day of the registrant's most recently completed second fiscal quarter, was $1,960,967,318 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $8.48 per share.
Number of common shares outstanding as of February 23, 2016 was 235,226,539.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for registrant's Annual Meeting of Shareholders, to be held on May 17, 2016, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I.
Introduction
When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company or only the parent company and consolidated entities. All interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. Assets and credit of a property owner subsidiary or lender subsidiary are not available to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or lender subsidiary or any other affiliate.
References herein to this Annual Report are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. When we use the term “REIT” we mean real estate investment trust. All references to 2015, 2014 and 2013 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
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
As of December 31, 2015, we had equity ownership interests in approximately 215 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 42.3 million square feet of space, approximately 96.8% of which was leased, excluding a property subject to a mortgage in default. In 2015, 2014 and 2013, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
In addition to our shares of beneficial interest, par value $0.0001 per share, classified as common stock, which we refer to as common shares, as of December 31, 2015, we had one outstanding class of beneficial interest classified as preferred stock, or preferred shares, our 6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share, or our Series C Preferred Shares. Our common shares and Series C Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP” and “LXPPRC”, respectively.
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
We are structured as an umbrella partnership REIT, or UPREIT, as a portion of our business has been conducted through our operating partnership subsidiaries: (1) LCIF and (2) LCIF II. We refer to these subsidiaries as our operating partnerships and to limited partner interests in these operating partnerships as OP units. On December 30, 2013, LCIF II was merged with and into LCIF, with LCIF as the surviving entity. We are party to a funding agreement with LCIF under which we may be required to fund distributions made on account of OP units. The UPREIT structure enables us to acquire properties through an operating partnership by issuing OP units to a seller of property, as a form of consideration in exchange for the property. The outstanding OP units not held by us are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer taxable gains for a contributor of property. As of December 31, 2015, there were approximately 3.4 million OP units outstanding, other than OP units held by us, which were convertible into approximately 3.8 million common shares, assuming we satisfied redemptions entirely with common shares.
Investment and Strategy
General. Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio of attractive long-term leased investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. Generally we seek to acquire general purpose, single-tenant net-leased office and industrial assets subject to long-term leases, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net-leases, such as land, retail facilities, schools and medical facilities. We attempt to manage residual value risk associated with such other asset types by acquiring such assets primarily through joint ventures or disposing of such assets when there is sufficient remaining lease term to generate favorable sale prices or by making loan investments secured by such assets at a loan-to-value ratio where we would be comfortable holding an equity interest. We believe our strategy of investing in core assets will ultimately provide shareholders with dividend growth and capital appreciation.
We implement our strategy by (1) recycling capital in compliance with regulatory and contractual requirements, (2) refinancing or repurchasing outstanding indebtedness when advisable, (3) using fixed-rate non-recourse secured indebtedness to partially finance certain asset acquisitions, (4) effecting strategic transactions, portfolio and individual property acquisitions and dispositions, (5) expanding existing properties, (6) executing new leases with tenants, (7) extending lease maturities in advance of or at expiration and (8) exploring new business lines and operating platforms. Additionally, we may continue to enter into joint ventures and co-investment programs with third-party investors as a means of mitigating risk, creating additional growth and expanding the revenue realized from advisory and asset management activities as situations warrant.
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
Internal Growth and Effectively Managing Assets
Tenant Relations and Lease Compliance. We endeavor to maintain close contact with the tenants in the properties in which we have an interest in order to understand their financial strength, operations and future real estate needs. We monitor the financial, property maintenance and other lease obligations of the tenants in properties in which we have an interest, through a variety of means, including periodic reviews of financial statements that we have access to and physical inspections of the properties.
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
Capital Recycling. Subject to regulatory and contractual requirements, we generally sell our interests in properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and/or there is a better use of the capital to be received upon sale. We also focus our disposition efforts primarily on non-core assets such as vacant, multi-tenant, certain land investments, retail and short-term leased assets.
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
Common Share Issuances
From time to time, we raise capital by issuing common shares through (1) at-the-market offering programs, (2) underwritten public offerings, (3) block trades and (4) our direct share purchase plan. The proceeds from our common share offerings are generally used for working capital, including to fund investments and to retire indebtedness. In recent years, our common share issuances have been limited due to the market price of our common shares. However, when market conditions are favorable, we intend to issue common shares.
Share Repurchases
We have made, and may continue to make, repurchases of our common and preferred shares in individual transactions when we believe it is advantageous to do so, including when the discount to our net asset value or the liquidation preference, as the case may be, is attractive. During 2015, our Board of Trustees authorized a 10.0 million common share repurchase program.
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
Summary of 2015 Transactions and Recent Developments
The following summarizes certain of our transactions during 2015, including transactions disclosed elsewhere and in our other periodic reports.
Acquisitions/Investments. With respect to acquisitions/investments, we:

–	purchased properties for an aggregate cost of $349.3 million;

–	completed build-to-suit transactions for an aggregate capitalized cost of $141.8 million;

–
continue to fund ongoing build-to-suit transactions, including non-consolidated entity projects, not yet completed at December 31, 2015 with an aggregate estimated total cost of $385.1 million of which $133.8 million was invested as of December 31, 2015;

–	entered into a forward commitment to acquire a build-to-suit industrial property in Detroit, Michigan for approximately $29.7 million, which is subject to a 20-year net lease; and

–	foreclosed on two properties underlying loan investments of $12.3 million, acquiring the vacant properties and corresponding escrow deposits.
Capital Recycling. With respect to capital recycling activity, we:

–	disposed of our interests in properties to unaffiliated third parties for an aggregate gross disposition price of $217.7 million;

–	conveyed in foreclosure or via deed-in-lieu of foreclosure certain properties for full satisfaction of the related aggregate $47.5 million in non-recourse mortgages; and

–	received an aggregate $3.5 million for the payoff of the Austin, Texas loan investment, including yield maintenance.
Leasing. We entered into 45 new leases and lease extensions, including a non-consolidated entity, encompassing an aggregate 4.0 million square feet, ending the year with our overall portfolio leased at 96.8% as of December 31, 2015, excluding a property subject to a mortgage in default.
Financing. With respect to financing activities, we:

–	entered into a new $905.0 million unsecured credit agreement with KeyBank National Association, as agent, to replace our previous credit facility and term loans;

–
converted $3.8 million aggregate original principal amount of 6.00% Convertible Guaranteed Notes due 2030, or 6.00% Convertible Notes, for approximately 0.5 million common shares and aggregate cash payments of $0.5 million plus accrued and unpaid interest;

–	retired $216.0 million in property non-recourse mortgage debt with a weighted-average interest rate of 5.3%;

–	obtained an aggregate of $190.8 million in non-recourse mortgage financing with a weighted-average fixed interest rate of 3.9%; and

–	borrowed $177.0 million, net under our revolving line of credit.

Capital. With respect to capital activities, we announced a 10.0 million common share repurchase program and repurchased an aggregate 2,216,799 common shares at an average price of $8.29 per share under the share repurchase program.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of this Annual Report for more detail regarding our 2015 transaction activity.
Subsequent to December 31, 2015, we:

–	acquired the $29.7 million build-to-suit industrial property in Detroit, Michigan pursuant to the forward commitment disclosed above;

–	repurchased 951,792 common shares at an average price of $7.48 per share under the share repurchase program announced in 2015;

–	received $6.7 million in connection with the sale of a non-consolidated property in Russellville, Arkansas; and

–	obtained $57.5 million 15-year non-recourse financing, which bears interest at a 5.2% fixed interest rate and is secured by the Richmond, Virginia property completed in 2015.
Other
Employees. As of December 31, 2015, we had 54 full-time employees. Lexington Realty Trust is a master employer and employee costs are allocated to subsidiaries as applicable.
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

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2015.

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
In addition, industry-specific or geographic downturns may result in a decline in the value of our assets related to such industries or those assets located in such geographic areas.
Certain of our leases may permit tenants to terminate the leases to which they are a party.
Certain of our leases contain tenant termination options that permit the tenants to terminate their leases. While these termination options require a termination payment by the tenants, in most cases, the termination payments are less than the total remaining expected rental revenue. In addition, we will be responsible for 100% of the operating costs following the termination by any such tenant, and we will incur releasing costs.
Our ability to fully control the maintenance of our net-leased properties may be limited.
The tenants of our net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities once the property is no longer leased. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance, and it may be more difficult to enforce remedies against such a tenant.
Our tenants' ability to successfully operate their business may affect their ability to pay rent and maintain their leased property.
To the extent that tenants are unable to operate the property on a financially successful basis, their ability to pay rent to us may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration, either in the condition of a property or in the financial circumstances of a tenant.
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
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which include a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. Based on this evaluation, we may from time to time take non-cash impairment charges, which could affect the implementation of our current business strategy. These impairments could have a material adverse effect on our financial condition and results of operations.
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
In 2015, we foreclosed on vacant office properties in Westmont, Illinois and Southfield, Michigan that were collateral for certain loans we held.

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
The types of terrorist attacks since 2001, ongoing and future military conflicts and the continued unrest in the Middle East and other regions may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. Instability in the price of oil will also cause fluctuations in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.

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
We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2015, we have aggregate interest rate swap agreements on $505.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
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
E. Robert Roskind, our Chairman, beneficially owns a significant number of OP units, and as a result, may face different and more adverse tax consequences than our other shareholders will if we sell our interests in certain properties or reduce mortgage indebtedness on certain properties. Our Chairman may, therefore, have different objectives than us and our debt and equity security holders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt. In addition, an affiliate of Mr. Roskind arranges real estate asset financings using funds raised from immigrant investors in accordance with the fifth preference employment-based immigration program administered by the U.S. Citizenship and Immigration Services. We are exploring two financings with Mr. Roskind's affiliate on a non-binding basis. In the event of an appearance of a conflict of interest and in accordance with our policy regarding related party transactions, Mr. Roskind is required to recuse himself from any decision making or seek a waiver of our Code of Business Conduct and Ethics, which will be reviewed by the non-conflicted members of our Board of Trustees or the Audit Committee of the Board of Trustees.
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
Because of the differences between FFO and Company FFO and GAAP net income or loss, FFO and Company FFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and Company FFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and Company FFO as alternatives to cash flows from operations, as an indication of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions to our shareholders.
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
We have a substantial amount of debt. We are more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2015, our total consolidated indebtedness was approximately $2.2 billion and we had approximately $223.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.
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
We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2015, we had $177.0 million of outstanding consolidated variable-rate indebtedness that was not subject to an interest rate swap.  In addition, we have a $250.0 million unsecured term loan which matures August 2020 and a $255.0 million unsecured term loan which matures January 2021 that are LIBOR indexed. The unsecured term loans are subject to interest rate swap agreements through February 2018 and January 2019, respectively. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Also, fixed rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.
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
As of December 31, 2015, the consolidated scheduled balloon payments, for the next five calendar years, are as follows ($ in millions):

Year	Property-Specific Balloon Payments(1)	Corporate Recourse Balloon Payments
2016	$113.4	$—
2017	$68.7	$12.4	(2)
2018	$18.2	$—
2019	$83.8	$177.0
2020	$32.0	$250.0
(1) All payment obligations are non-recourse except a $15.0 million payment obligation in 2016.
(2) Assumes 6.00% Convertible Notes due in January 2030 are put to us in 2017.
Our ability to make the scheduled balloon payment on any non-recourse mortgage note will depend upon (1) in the event we determine to contribute capital, our cash balances and the amount available under our unsecured credit facility and (2) the property owner subsidiary's ability either to refinance the related mortgage debt or to sell the related property. If the property owner subsidiary is unable to refinance or sell the related property, the property may be conveyed to the lender through foreclosure or other means or the property owner subsidiary may declare bankruptcy.
We face risks associated with returning properties to lenders.
A significant number of the properties in which we have an interest are subject to non-recourse mortgages, which generally provide that a lender's only recourse upon an event of default is to foreclose on the property. In the event these properties are conveyed via foreclosure to the lenders thereof, we would lose all of our interest in these properties and any future opportunities to re-tenant these properties. The loss of a significant number of properties to foreclosure or through bankruptcy of a property owner subsidiary could adversely affect our financial condition and results of operations, relationships with lenders and ability to obtain additional financing in the future.
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
As of December 31, 2015, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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
As of December 31, 2015, only we and/or LCIF are borrowers or a guarantor of our unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of non-guarantor subsidiary debt, including trade creditors, will generally be entitled to payment of their claims from the assets of non-guarantor subsidiaries before any assets are made available for distribution to us or any of the subsidiary guarantors.
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
Several REIT rules were recently amended under the Protecting Americans from Tax Hikes Act of 2015, the PATH Act, which was enacted on December 18, 2015. These rules were enacted with varying effective dates. Shareholders should consult with their tax advisors regarding the effect of the PATH Act in their particular circumstances.
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
We have an unallocated universal shelf registration statement and we also maintain a direct share purchase plan, pursuant to which we may issue additional common shares. In addition, as of December 31, 2015, an aggregate of approximately 5.2 million of our common shares were issuable upon the exercise of employee share options and upon the exchange of OP units. There were also approximately 1.9 million common shares underlying our 6.00% Convertible Notes as of December 31, 2015, which is subject to increase upon certain events, including if we pay a quarterly common share dividend in excess of $0.10 per common share. Depending upon the number of such securities issued, exercised or exchanged at one time, an issuance, exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
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
Our ability to issue additional shares. Our declaration of trust authorizes 1,000,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2015, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.
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
From January 1, 2011 through the date of this Annual Report, the closing sale price of our common shares on the NYSE (composite) has ranged from $13.64 to $5.96 per share. The market price of our common shares may fluctuate in response to company-specific and general market events and developments, including those described in this Annual Report. In addition, our leverage may impact investor demand for our common shares, which could have a material effect on the market price of our common shares.
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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2015, we had equity ownership interests in approximately 215 consolidated real estate properties containing approximately 42.3 million square feet of rentable space, which were approximately 96.8% leased based upon net rentable square feet, excluding a property subject to a mortgage in default. Generally, all properties in which we have an interest are held through at least one property owner subsidiary.

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

Ground Leases. Certain of the properties in which we have an interest are subject to long-term ground leases where either the tenant of the building on the property or a third party owns and leases the underlying land to the property owner subsidiary. Certain of these properties are economically owned through the holding of industrial revenue bonds primarily for real estate tax abatement purposes and as such, neither ground lease payments nor bond interest payments are made or received, respectively. For certain of the properties held under a ground lease, the ground lessee has a purchase option. At the end of these long-term ground leases, unless extended or the purchase option is exercised, the land together with all improvements thereon reverts to the landowner.

Leverage. As of December 31, 2015, we had outstanding mortgages and notes payable of approximately $0.9 billion with a weighted-average interest rate of approximately 4.9% and a weighted-average maturity of 6.9 years.

Property Charts. The following tables list our properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2015.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
12209 W. Markham St.	Little Rock	AR	Entergy Arkansas, Inc.	36,311	10/31/2020	100%
5201 W. Barraque St.	Pine Bluff	AR	Entergy Services, Inc.	27,189	10/31/2017	100%
2211 South 47th St.	Phoenix	AZ	Avnet, Inc.	176,402	2/28/2023	100%
3030 North 3rd St.	Phoenix	AZ	CopperPoint Mutual Insurance Company	252,400	12/31/2032	100%
19019 North 59th Ave.	Glendale	AZ	Honeywell International Inc.	252,300	7/15/2019	100%
2005 E. Technology Cir.	Tempe	AZ	Infocrossing, Inc.	60,000	12/31/2025	100%
8555 South River Pkwy.	Tempe	AZ	DA Nanomaterials L.L.C. / Air Products and Chemicals, Inc.	95,133	6/30/2022	100%
1440 East 15th St.	Tucson	AZ	CoxCom, LLC	28,591	7/31/2022	100%
26210 and 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	100,012	1/31/2022	100%
2706 Media Center Dr.	Los Angeles	CA	Bank of America, National Association	82,526	3/31/2025	100%
3333 Coyote Hill Rd.	Palo Alto	CA	Xerox Corporation	202,000	12/14/2023	100%
9201 E. Dry Creek Rd.	Centennial	CO	Arrow Electronics, Inc.	128,500	9/30/2017	100%
9655 Maroon Cir.	Englewood	CO	TriZetto Corporation	166,912	4/30/2028	100%
3940 South Teller St.	Lakewood	CO	Addenbrooke Classical Academy	68,165	7/31/2030	100%
1315 West Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	106,877	4/30/2027	100%
143 Diamond Ave.	Parachute	CO	Encana Oil and Gas (USA) Inc. (Alenco Inc.)	49,024	10/31/2032	100%
100 Barnes Rd.	Wallingford	CT	3M Company	44,400	6/30/2018	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Canon Solutions America, Inc. (Océ -USA Holding, Inc.)	143,290	2/14/2020	100%
550 International Parkway	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,920	9/30/2020	100%
600 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,155	9/30/2020	100%
9200 South Park Center Loop	Orlando	FL	Zenith Education Group, Inc. (ECMC Group, Inc.)	59,927	9/30/2020	100%
4400 Northcorp Pkwy.	Palm Beach Gardens	FL	The Weiss Group, LLC	18,500	4/30/2022	100%
2910 Busch Lake Blvd.	Tampa	FL	BluePearl Holdings, LLC	2,500	12/31/2033	100%
2950 Busch Lake Blvd.	Tampa	FL	BluePearl Holdings, LLC	8,000	12/31/2033	100%
3000 Busch Lake Blvd.	Tampa	FL	BluePearl Holdings, LLC	17,000	12/31/2033	100%
10419 North 30th St.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	132,981	6/30/2017	100%
2500 Patrick Henry Pkwy.	McDonough	GA	Georgia Power Company	111,911	6/30/2025	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
3500 N. Loop Rd.	McDonough	GA	Litton Loan Servicing LP	62,218	8/31/2018	100%
3265 E. Goldstone Dr.	Meridian	ID	VoiceStream PCS Holding, LLC / T-Mobile PCS Holdings, LLC (T-Mobile USA, Inc.)	77,484	6/30/2019	100%
850 & 950 Warrenville Rd.	Lisle	IL	National-Louis University	99,414	12/31/2019	100%
231 N. Martingale Rd.	Schaumburg	IL	CEC Educational Services, LLC (Career Education Corporation)	317,198	12/31/2022	100%
500 Jackson St.	Columbus	IN	Cummins, Inc.	390,100	7/31/2019	100%
10300 Kincaid Dr.	Fishers	IN	Roche Diagnostics Operations, Inc.	193,000	1/31/2017	100%
10475 Crosspoint Blvd.	Indianapolis	IN	John Wiley & Sons, Inc.	141,416	10/31/2019	97%
9601 Renner Blvd.	Lenexa	KS	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%
11201 Renner Blvd.	Lenexa	KS	United States of America	169,585	10/31/2027	100%
5200 Metcalf Ave.	Overland Park	KS	Swiss Re America Holding Corporation / Westport Insurance Corporation	320,198	12/22/2018	100%
4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	70,100	10/31/2017	100%
147 Milk St.	Boston	MA	Atrius Health, Inc.	52,337	12/31/2022	100%
133 First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
2800 High Meadow Cir.	Auburn Hills	MI	Faurecia USA Holdings, Inc.	278,000	3/31/2029	100%
12000 & 12025 Tech Center Dr.	Livonia	MI	Kelsey-Hayes Company (TRW Automotive Inc.)	180,230	12/31/2024	100%
9201 Stateline Rd.	Kansas City	MO	Swiss Re America Holding Corporation / Westport Insurance Corporation	155,925	4/1/2019	100%
3902 Gene Field Rd.	St. Joseph	MO	Boehringer Ingelheim Vetmedica, Inc. (Boehringer Ingelheim USA Corporation)	98,849	6/30/2027	100%
3943 Denny Ave.	Pascagoula	MS	Huntington Ingalls Incorporated	94,841	10/31/2018	100%
11707 Miracle Hills Dr.	Omaha	NE	Infocrossing, Inc.	85,200	11/30/2025	100%
1331 Capitol Ave.	Omaha	NE	The Gavilon Group, LLC	127,810	11/30/2033	100%
333 Mount Hope Ave.	Rockaway	NJ	Atlantic Health System, Inc.	92,326	12/31/2027	100%
1415 Wyckoff Rd.	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
29 S. Jefferson Rd.	Whippany	NJ	CAE SimuFlite, Inc. (CAE Inc.)	123,734	11/30/2021	100%
6226 West Sahara Ave.	Las Vegas	NV	Nevada Power Company	282,000	1/31/2029	100%
5500 New Albany Rd.	Columbus	OH	Evans, Mechwart, Hambleton & Tilton, Inc.	104,807	12/29/2026	100%
2221 Schrock Rd.	Columbus	OH	MS Consultants, Inc.	42,290	7/6/2027	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2000 Eastman Dr.	Milford	OH	Siemens Corporation	221,215	9/30/2016	100%
500 Olde Worthington Rd.	Westerville	OH	InVentiv Communications, Inc.	97,000	3/31/2026	100%
1700 Millrace Dr.	Eugene	OR	Oregon Research Institute / Educational Policy Improvement Center	80,011	11/30/2027	100%
2999 Southwest 6th St.	Redmond	OR	VoiceStream PCS I, LLC / T-Mobile West Corporation (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
2550 Interstate Dr.	Harrisburg	PA	AT&T Services, Inc.	87,718	12/31/2018	100%
25 Lakeview Dr.	Jessup	PA	TMG Health, Inc.	150,000	8/7/2027	100%
1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius LLP	304,037	1/31/2021	99%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	50,076	7/8/2016	100%
1362 Celebration Blvd.	Florence	SC	MED3000, Inc.	32,000	2/14/2024	100%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2024	100%
333 Three D Systems Circle	Rock Hill	SC	3D Systems Corporation	80,028	8/31/2021	100%
854 Paragon Way	Rock Hill	SC	Physicians Choice Laboratory Services, LLC	104,497	3/31/2039	100%
420 Riverport Rd.	Kingsport	TN	Kingsport Power Company	42,770	6/30/2018	100%
1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	84,404	10/31/2024	100%
2401 Cherahala Blvd.	Knoxville	TN	AdvancePCS, Inc. / CaremarkPCS, L.L.C.	59,748	5/31/2020	100%
104 & 110 S. Front St.	Memphis	TN	Hnedak Bobo Group, Inc.	37,229	10/31/2016	100%
3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%
601 & 701 Experian Pkwy.	Allen	TX	Experian Information Solutions, Inc. / TRW, Inc. (Experian Holdings, Inc.)	292,700	3/14/2025	100%
1401 Nolan Ryan Expy.	Arlington	TX	Triumph Aerostructures, LLC (Triumph Group, Inc.)	161,808	1/31/2025	77%
4201 Marsh Ln.	Carrollton	TX	Carlson Restaurants Inc. (Carlson, Inc.)	130,000	11/30/2022	100%
4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP	138,443	12/31/2025	100%
11511 Luna Rd.	Farmers Branch	TX	Haggar Clothing Co. (Texas Holding Clothing Corporation and Haggar Corp.) (2016) / International Business Machines Corporation (66,018 sf, 2021)	180,507	4/30/2016	100%
1200 Jupiter Rd.	Garland	TX	Raytheon Company	278,759	5/31/2016	100%
810 Gears Rd.	Houston	TX	United States of America	78,895	9/30/2030	87%
820 Gears Rd.	Houston	TX	Ricoh Americas Corporation	78,895	1/31/2018	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
10001 Richmond Ave.	Houston	TX	Schlumberger Holdings Corp.	554,385	9/30/2025	100%
1311 Broadfield Blvd.	Houston	TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	155,040	1/31/2017	100%
19311 SH 249	Houston	TX	BluePearl Holdings, LLC	12,622	12/31/2033	100%
6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holdings Company, LLC)	247,254	2/28/2025	100%
8900 Freeport Pkwy.	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	268,445	3/31/2023	100%
3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation / T-Mobile West Corporation	75,016	6/30/2020	100%
6200 Northwest Pkwy.	San Antonio	TX	United HealthCare Services, Inc. / PacifiCare Healthsystems, LLC	142,500	11/30/2017	100%
1600 Eberhardt Rd.	Temple	TX	Nextel of Texas, Inc. (Nextel Finance Company)	108,800	1/31/2016 & 1/31/2021	100%
2050 Roanoke Rd.	Westlake	TX	TD Auto Finance LLC (2016) / Charles Schwab & Co., Inc. (2021)	130,199	9/30/2021	100%
400 Butler Farm Rd.	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	100,632	12/31/2019	100%
13651 McLearen Rd.	Herndon	VA	United States of America	159,644	5/30/2018	100%
13775 McLearen Rd.	Herndon	VA	Orange Business Services U.S., Inc. (Equant N.V.)	132,677	7/31/2020	100%
2800 Waterford Lake Dr.	Midlothian	VA	Alstom Power, Inc.	99,057	12/31/2021	100%
800 East Canal St.	Richmond	VA	McGuireWoods LLP	330,309	8/31/2030	100%
1400 Northeast McWilliams Rd.	Bremerton	WA	Nextel West Corporation (Nextel Finance Company)	60,200	7/14/2016	100%
500 Kinetic Dr.	Huntington	WV	AMZN WVCS LLC (Amazon.com, Inc.)	68,693	11/30/2026	100%
			Office Total	12,847,877		99.6%

The 2015 net effective annual base cash rent for the office portfolio as of December 31, 2015 was $14.57 per square foot and the weighted-average remaining lease term was 7.2 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 East	Moody	AL	Michelin North America, Inc.	595,346	12/31/2019	100%
318 Pappy Dunn Blvd.	Anniston	AL	International Automotive Components Group North America, Inc.	276,782	11/24/2029	100%
2455 Premier Dr.	Orlando	FL	Walgreen Co. / Walgreen Eastern Co.	205,016	3/31/2021	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	229,605	6/30/2020	100%
359 Gateway Dr.	Lavonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
1420 Greenwood Rd.	McDonough	GA	Americold Logistics, LLC (2016) / United States Cold Storage, Inc. (2028)	296,972	8/31/2028	100%
3301 Stagecoach Rd. NE	Thomson	GA	Hollander Sleep Products, LLC (Hollander Home Fashions Holdings)	208,000	5/31/2030	100%
3600 Army Post Rd.	Des Moines	IA	HP Enterprise Services, LLC	405,000	4/30/2017	100%
7500 Chavenelle Rd.	Dubuque	IA	The McGraw-Hill Companies, Inc.	330,988	6/30/2017	100%
2935 Van Vactor Dr.	Plymouth	IN	Bay Valley Foods, LLC	300,500	12/31/2016	100%
1001 Innovation Rd.	Rantoul	IL	Easton-Bell Sports, Inc.	813,126	10/31/2033	100%
3686 S. Central Ave.	Rockford	IL	Pierce Packaging Co.	93,000	12/31/2016	100%
749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	150,000	12/31/2018	100%
10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Holding Corporation and Dana Limited)	336,350	6/30/2025	100%
730 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	539,592	6/30/2025	100%
301 Bill Bryan Rd.	Hopkinsville	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	424,904	6/30/2025	100%
4010 Airpark Dr.	Owensboro	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	211,598	6/30/2025	100%
1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%
5001 Greenwood Rd.	Shreveport	LA	Libbey Glass Inc. (Libbey Inc.)	646,000	10/31/2026	100%
5417 Campus Dr.	Shreveport	LA	The Tire Rack, Inc.	257,849	3/31/2022	100%
113 Wells St.	North Berwick	ME	United Technologies Corporation	993,685	4/30/2024	100%
6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Holding Corporation and Dana Limited)	150,945	10/25/2021	100%
904 Industrial Rd.	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	9/30/2018	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
1601 Pratt Ave.	Marshall	MI	Autocam Corporation	58,707	12/31/2023	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC / Tower Automotive Products Inc. (Tower Automotive, Inc.)	290,133	10/31/2017	100%
7111 Crabb Rd.	Temperance	MI	Michelin North America, Inc.	744,570	7/31/2016	100%
1700 47th Ave North	Minneapolis	MN	Owens Corning Roofing and Asphalt, LLC	18,620	12/31/2025	100%
549 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	855,878	3/31/2030	100%
554 Nissan Pkwy.	Canton	MS	Nissan North America, Inc.	1,466,000	2/28/2027	100%
7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Aftermarket Inc. (MAHLE Industries, Incorporated)	268,104	2/28/2023	100%
324 Industrial Park Rd.	Franklin	NC	(Available for Lease)	72,868	N/A	0%
1133 Poplar Creek Rd.	Henderson	NC	Staples, Inc.	196,946	6/30/2018	100%
250 Swathmore Ave.	High Point	NC	Steelcase Inc.	244,851	9/30/2017	100%
2880 Kenny Biggs Rd.	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	673,518	5/31/2031	100%
2203 Sherrill Dr.	Statesville	NC	Ozburn-Hessey Logistics, LLC (OHH Acquisition Corporation)	639,800	12/31/2017	100%
121 Technology Dr.	Durham	NH	Heidelberg Americas, Inc. (Heidelberg Drackmaschinen AG) (2021) / Goss International Americas, Inc. (Goss International Corporation) (2026)	500,500	3/30/2026	100%
5625 North Sloan Ln.	North Las Vegas	NV	Nicholas and Co., Inc.	180,235	9/30/2034	100%
29-01 Borden Ave. / 29-10 Hunters Point Ave.	Long Island City	NY	FedEx Ground Package System, Inc. (FedEx Corporation)	140,330	3/31/2028	100%
736 Addison Rd.	Erwin	NY	Corning Property Management Corporation	408,000	11/30/2026	100%
250 Rittenhouse Cir.	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	241,977	11/30/2026	100%
351 Chamber Dr.	Chillicothe	OH	The Kitchen Collection, Inc.	475,218	6/30/2026	100%
10590 Hamilton Ave.	Cincinnati	OH	The Hillman Group, Inc.	264,598	12/31/2027	100%
1650 - 1654 Williams Rd.	Columbus	OH	ODW Logistics, Inc.	772,450	6/30/2018	100%
7005 Cochran Rd.	Glenwillow	OH	Royal Appliance Mfg. Co.	458,000	7/31/2025	100%
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	5/31/2017	100%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	400,522	5/31/2017	100%
10345 Philipp Pkwy.	Streetsboro	OH	L'Oreal USA S/D, Inc. (L'Oreal USA, Inc.)	649,250	10/17/2019	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
590 Ecology Ln.	Chester	SC	Boral Stone Products LLC (Boral Limited)	420,597	7/14/2025	100%
50 Tyger River Dr.	Duncan	SC	Plastic Omnium Auto Exteriors, LLC	221,833	9/30/2018	100%
101 Michelin Dr.	Laurens	SC	Michelin North America, Inc.	1,164,000	1/31/2020	100%
900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC	222,200	9/30/2026	100%
633 Garrett Pkwy.	Lewisburg	TN	Calsonic Kansei North America, Inc.	310,000	3/31/2026	100%
477 Distribution Pkwy.	Collierville	TN	Federal Express Corporation / FedEx Techconnect, Inc.	126,213	5/31/2021	100%
120 Southeast Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2018	100%
3350 Miac Cove Rd.	Memphis	TN	Mimeo.com, Inc.	140,079	9/30/2020	77%
3456 Meyers Ave.	Memphis	TN	Sears, Roebuck and Co. / Sears Logistics Services	780,000	2/28/2017	100%
3820 Micro Dr.	Millington	TN	Ingram Micro L.P. (Ingram Micro Inc.)	701,819	9/30/2021	100%
7007 F.M. 362	Brookshire	TX	Orizon Industries, Inc. (Spitzer Industries, Inc.)	262,095	3/31/2035	100%
13863 Industrial Rd.	Houston	TX	Curtis Kelly, Inc. (Spitzer Industries, Inc.)	187,800	3/31/2035	100%
2425 Hwy. 77 North	Waxahachie	TX	James Hardie Building Products, Inc. (James Hardie NV & James Hardie Industries NV)	335,610	3/31/2020	100%
291 Park Center Dr.	Winchester	VA	Kraft Foods Group, Inc.	344,700	5/31/2016	100%
901 East Bingen Point Way	Bingen	WA	The Boeing Company	124,539	5/31/2024	100%
2800 Polar Way	Richland	WA	Preferred Freezer Services of Richland LLC (Preferred Freezer Services, LLC & Preferred Freezer Services Operating, LLC)	456,412	8/31/2035	100%
2424 Alpine Rd.	Eau Claire	WI	Silver Spring Foods, Inc. (Huntsinger Farms, Inc.)	159,000	4/30/2027	100%
111 West Oakview Pkwy.	Oak Creek	WI	Stella & Chewy's, LLC	164,007	6/30/2035	100%
			Industrial Total	25,561,136		99.6%

The 2015 net effective annual base cash rent for the industrial portfolio as of December 31, 2015 was $4.60 per square foot and the weighted-average remaining lease term was 9.5 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LAND/INFRASTRUCTURE
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
499 Derbyshire Dr.	Venice	FL	Littlestone Brotherhood LLC	31,180	1/31/2055	100%
30 Light St.	Baltimore	MD	30 Charm City, LLC	N/A	12/31/2048	100%
201-215 N. Charles St.	Baltimore	MD	201 NC Leasehold LLC	N/A	8/31/2112	100%
15 West 45th St.	New York	NY	ZE-45 Ground Tenant LLC	N/A	10/31/2113	100%
8-12 Stone St.	New York	NY	AL-Stone Ground Tenant LLC	N/A	10/31/2112	100%
350 and 370-272 Canal St.	New York	NY	FC-Canal Ground Tenant LLC	N/A	10/31/2112	100%
309-313 West 39th St.	New York	NY	SM Ascott LLC	N/A	10/31/2112	100%
13901/14035 Industrial Rd.	Houston	TX	Industrial Terminals Management, L.L.C. (Maritime Holdings (Delaware) LLC)	132,449	3/31/2038	100%
13930 Pike Rd.	Missouri City	TX	Vulcan Construction Materials, LP (Vulcan Materials Company)	N/A	4/30/2032	100%
175 Holt Garrison Pkwy.	Danville	VA	Home Depot USA, Inc.	N/A	1/31/2029	100%
			Land/Infrastructure Total	163,629		100%

As of December 31, 2015, the weighted-average remaining lease term for our land/infrastructure portfolio was 70.3 years or 22.8 years when adjusted to reflect the term of New York, NY land leases to the first purchase option date.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART MULTI-TENANTED
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
13430 North Black Canyon Fwy.	Phoenix	AZ	Multi-tenanted	Office	138,940	Various	92%
4200 Northcorp Pkwy.	Palm Beach Gardens	FL	Multi-tenanted	Office	95,065	Various	100%
King St./1042 Fort St. Mall	Honolulu	HI	Multi-tenanted	Office	77,459	Various	63%
700 Oakmont Ln.	Westmont	IL	(Available for lease)	Office	269,715	N/A	0%
33 Commercial St.	Foxborough	MA	Kennedy-Donovan Center, Inc.	Office	160,719	2/28/2017	5%
26555 Northwestern Hwy.	Southfield	MI	(Available for lease)	Office	359,645	N/A	0%
3165 McKelvey Rd.	Bridgeton	MO	BJC Health System	Office	51,067	12/31/2018	50%
700 US Hwy. Route 202-206	Bridgewater	NJ	(Available for lease)	Office	115,558	N/A	0%
275 Technology Dr.	Canonsburg	PA	(Available for lease)	Office	107,872	N/A	0%
2210 Enterprise Dr.	Florence	SC	Caliber Funding, LLC	Office	176,557	6/30/2018	28%
6050 Dana Way	Antioch	TN	Multi-tenanted	Industrial	674,528	Various	98%
1501 Nolan Ryan Expy.	Arlington	TX	(Available for lease)	Industrial	74,739	N/A	0%
			Multi-Tenanted Total		2,301,864		44.1%

The 2015 net effective annual base cash rent for the multi-tenant portfolio as of December 31, 2015 was $3.29 per square foot and the weighted-average remaining lease term was 3.4 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL/SPECIALTY
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
255 Northgate Dr.	Manteca	CA	Kmart Corporation / Project Bay Exchange LLC (Sears, Roebuck and Co.)	107,489	12/31/2018	100%
12080 Carmel Mountain Rd.	San Diego	CA	Kmart Corporation / Project Bay Exchange LLC (Sears, Roebuck and Co.)	107,210	12/31/2018	100%
832 N. Westover Blvd.	Albany	GA	Gander Mountain Company	45,554	11/30/2028	100%
2223 N. Druid Hills Rd.	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	6,260	12/31/2019	100%
956 Ponce de Leon Ave.	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	3,900	12/31/2019	100%
201 W. Main St.	Cumming	GA	Bank of America, N.A. (Bank of America Corporation)	14,208	12/31/2019	100%
4545 Chamblee-Dunwoody Rd.	Dunwoody	GA	Bank of America, N.A. (Bank of America Corporation)	4,565	12/31/2019	100%
1066 Main St.	Forest Park	GA	Bank of America, N.A. (Bank of America Corporation)	14,859	12/31/2019	100%
825 Southway Dr.	Jonesboro	GA	Bank of America, N.A. (Bank of America Corporation)	4,894	12/31/2019	100%
1698 Mountain Industrial Blvd.	Stone Mountain	GA	Bank of America, N.A. (Bank of America Corporation)	5,704	12/31/2019	100%
1150 W. Carl Sandburg Dr.	Galesburg	IL	Kmart Corporation / Project Bay Exchange LLC (Sears, Roebuck and Co.)	94,970	12/31/2018	100%
5104 North Franklin Rd.	Lawrence	IN	Marsh Supermarkets, Inc. / Marsh Supermarkets, LLC	28,721	10/31/2018	100%
733 East Main St.	Jefferson	NC	Food Lion, LLC / Delhaize America, Inc.	34,555	2/28/2023	100%
291 Talbert Blvd.	Lexington	NC	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
835 Julian Ave.	Thomasville	NC	Mighty Dollar, LLC	23,767	9/30/2018	100%
1237 W. Sherman Ave.	Vineland	NJ	HealthSouth Rehabilitation Hospital of South Jersey, LLC (HealthSouth Corporation)	39,287	2/28/2043	100%
130 Midland Ave.	Port Chester	NY	St. Anthony Supermarket Corp. (Anthony Pena, Marina Pena, Anthony Corona, Robert Corona)	59,613	10/31/2018	100%
21082 Pioneer Plaza Dr.	Watertown	NY	Kmart Corporation / Project Bay Exchange LLC (Sears, Roebuck and Co.)	120,727	12/31/2018	100%
4831 Whipple Avenue N.W.	Canton	OH	Best Buy Co., Inc.	46,350	2/26/2018	100%
1084 East Second St.	Franklin	OH	(Available for lease)	29,119	N/A	0%
5350 Leavitt Rd.	Lorain	OH	Kmart Corporation / Project Bay Exchange LLC (Sears, Roebuck and Co.)	193,193	12/31/2018	100%
B.E.C. 45th St/Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc. / Safeway, Inc.	30,757	3/31/2019	100%
11411 N. Kelly Ave.	Oklahoma City	OK	American Golf Corporation	13,924	12/31/2017	100%
6910 S. Memorial Hwy.	Tulsa	OK	Toys "R" Us, Inc. / Toys “R” Us-Delaware, Inc.	43,123	5/31/2026	100%
1600 E. 23rd St.	Chattanooga	TN	BI- LO, LLC / K-VA-T Food Stores, Inc.	42,130	6/30/2017	100%
25500 State Hwy. 249	Tomball	TX	Parkway Chevrolet, Inc. (Jean W. Durdin)	77,076	8/31/2026	100%
1053 Mineral Springs Rd.	Paris	TN	The Kroger Co.	31,170	7/1/2018	100%
2411 W. Beverly St.	Staunton	VA	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
9803 Edmonds Way	Edmonds	WA	Pudget Consumers Co-op d/b/a PCC Natural Markets	35,459	8/31/2028	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL/SPECIALTY
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
97 Seneca Trail	Fairlea	WV	Kmart Corporation / Project Bay Exchange LLC (Sears, Roebuck and Co.)	90,933	12/31/2018	100%

			Retail/Specialty Total	1,395,517		97.9%
			Consolidated Portfolio Grand Total	42,270,023		96.5%
The 2015 net effective annual base cash rent for the retail/specialty portfolio as of December 31, 2015 was $6.85 per square foot and the weighted-average remaining lease term was 8.4 years.
The 2015 net effective annual base cash rent for the consolidated portfolio as of December 31, 2015 was $7.65 per square foot, excluding land/infrastructure investments, and the weighted-average remaining lease term was 12.6 years or 9.1 years when adjusted to reflect the term of New York, NY land leases to the first purchase option date.

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2015
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Route 64 & Junction 333	Russellville	AR	Entergy Arkansas, Inc. / Entergy Services, Inc.	Office	191,950	5/9/2016	100%
607 & 611 Lumsden Professional Ct.	Brandon	FL	BluePearl Holdings, LLC	Office	8,500	10/31/2033	100%
4525 Ulmerton Rd.	Clearwater	FL	BluePearl Holdings, LLC	Office	3,000	10/31/2033	100%
100 Gander Way	Palm Beach Gardens	FL	Gander Mountain Company	Retail	120,000	3/31/2028	100%
455 Abernathy Rd.	Atlanta	GA	BluePearl Holdings, LLC	Office	32,000	10/31/2033	100%
820 Frontage Rd.	Northfield	IL	BluePearl Holdings, LLC	Office	14,000	10/31/2033	100%
29080 Inkster Rd.	Southfield	MI	BluePearl Holdings, LLC	Office	38,000	10/31/2033	100%
4126 Parkcard Rd.	Ann Arbor	MI	BluePearl Holdings, LLC	Office	3,500	10/31/2033	100%
3201 Quail Springs Pkwy.	Oklahoma City	OK	AT&T Corp. / AT&T Services, Inc. / New Cingular Wireless Services, Inc.	Office	128,500	11/30/2020	100%
18839 McKay Blvd.	Humble	TX	Triumph Rehabilitation Hospital of Northeast Houston, LLC (RehabCare Group, Inc.)	Specialty	55,646	1/31/2029	100%
			Total		595,096		100%
The 2015 net effective annual rent for the non-consolidated portfolio as of December 31, 2015 was $18.41 per square foot and the weighted-average remaining lease term was 7.7 years.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	Annual Rent ($000)	Percentage of Annual Rent
2016	45	2,487,703	$15,240	4.0%
2017	30	4,332,774	26,566	7.0%
2018	37	3,889,934	27,092	7.2%
2019	26	3,269,559	30,889	8.2%
2020	18	3,314,980	23,092	6.1%
2021	16	2,984,066	24,551	6.5%
2022	9	1,018,268	12,916	3.4%
2023	8	1,012,775	14,385	3.8%
2024	8	1,767,395	12,243	3.2%
2025	21	4,398,422	33,605	8.9%

The following chart sets forth the 2015 annual GAAP base rent ($000) based on the credit rating of our consolidated tenants at December 31, 2015(1):

	GAAP Base Rent	Percentage
Investment Grade	$132,787	34.5%
Non-investment Grade	57,419	14.9%
Unrated	194,783	50.6%
	$384,989	100.0%
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

The lender claims that our limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement.  We intend to vigorously defend the lender’s claim.  We filed a motion to dismiss on October 19, 2015 and a hearing is scheduled for March 16, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE (composite) for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2015	$9.17	$7.97
September 30, 2015	9.01	7.77
June 30, 2015	10.19	8.42
March 31, 2015	11.75	9.52
December 31, 2014	11.42	9.74
September 30, 2014	11.37	9.78
June 30, 2014	11.69	10.39
March 31, 2014	11.81	9.94
The per common share closing price on the NYSE (composite) was $7.49 on February 23, 2016.

Holders. As of February 23, 2016, we had approximately 3,233 common shareholders of record.

Dividends. Since our predecessor's formation in 1993, we have made quarterly distributions without interruption.

The common share dividends paid in each quarter for the last two years are as follows:

Quarters Ended	2015	2014
March 31,	$0.17	$0.165
June 30,	$0.17	$0.165
September 30,	$0.17	$0.170
December 31,	$0.17	$0.170

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

Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. In 2015, 2014 and 2013, we issued approximately 2.3 million, 2.6 million and 1.5 million common shares, respectively, under the plan, raising net proceeds of $20.8 million, $25.8 million and $16.5 million, respectively.

Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2015, with respect to our 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,350,410	$7.05	3,320,961
Equity compensation plans not approved by security holders	—	—	—
Total	1,350,410	$7.05	3,320,961

Recent Sales of Unregistered Securities.

As previously disclosed, we issued an aggregate 0.5 million common shares upon conversion of $3.8 million original principal amount of our 6.00% Convertible Notes at the then stated conversion rates during 2015.

Share Repurchase Program.

The following table summarizes common shares/OP units that were repurchased during the fourth quarter of 2015 pursuant to publicly announced repurchase plans(1):

Period	Total number of shares/units purchased	Average price paid per share/unit ($)	Total number of shares/units purchased as part of publicly announced plans or programs	Maximum number of shares/units that may yet be purchased under the plans or programs
October 1-31, 2015	288,344	$8.03	288,344	8,405,356
November 1-30, 2015	96,600	8.40	96,600	8,308,756
December 1-31, 2015	525,555	8.12	525,555	7,783,201
Fourth Quarter 2015	910,499	$8.12	910,499	7,783,201
_________________________
(1) Share repurchase authorization announced on July 2, 2015, which has no expiration date.

Item 6. Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2015. The selected consolidated financial data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and the related notes set forth in Item 8 “Financial Statements and Supplementary Data”, below. ($000's, except per share data)

	2015	2014	2013	2012	2011
Total gross revenues	$430,839	$423,818	$361,055	$295,202	$258,022
Expenses applicable to revenues	(222,853)	(218,510)	(212,658)	(183,672)	(172,770)
Interest and amortization expense	(89,739)	(97,303)	(85,892)	(84,250)	(90,591)
Income (loss) from continuing operations	113,209	47,842	(21,021)	184,173	7,942
Total discontinued operations	1,682	49,621	24,884	465	(97,720)
Net income (loss)	114,891	97,463	3,863	184,638	(89,778)
Net income (loss) attributable to Lexington Realty Trust shareholders	111,703	93,104	1,630	180,316	(79,584)
Net income (loss) attributable to common shareholders	105,100	86,324	(14,089)	156,811	(103,721)
Income (loss) from continuing operations per common share - basic	0.44	0.17	(0.18)	0.99	(0.13)
Income (loss) from discontinued operations - basic	0.01	0.21	0.11	—	(0.55)
Net income (loss) per common share - basic	0.45	0.38	(0.07)	0.99	(0.68)
Income (loss) from continuing operations per common share - diluted	0.44	0.17	(0.18)	0.94	(0.13)
Income (loss) from discontinued operations per common share - diluted	0.01	0.21	0.11	(0.01)	(0.55)
Net income (loss) per common share - diluted	0.45	0.38	(0.07)	0.93	(0.68)
Cash dividends declared per common share	0.68	0.675	0.615	0.55	0.47
Net cash provided by operating activities	244,930	214,672	206,304	163,810	180,137
Net cash used in investing activities	(388,271)	(43,068)	(597,583)	(134,103)	(24,813)
Net cash provided by (used in) financing activities	45,513	(57,788)	434,516	(59,394)	(144,257)
Ratio of earnings to combined fixed charges and preferred dividends	2.00	1.37	N/A	N/A	N/A
Real estate assets, net, including real estate - intangible assets	3,397,922	3,287,250	3,425,420	3,165,085	2,746,976
Total assets	3,830,235	3,777,894	3,772,281	3,418,203	3,026,820
Mortgages, notes payable, credit facility and term loans, including discontinued operations	2,212,572	2,095,453	2,055,807	1,878,208	1,662,375
Shareholders' equity	1,440,029	1,485,766	1,515,738	1,306,730	1,111,846
Total equity	1,462,531	1,508,920	1,539,483	1,333,165	1,170,203
Preferred share liquidation preference	96,770	96,770	96,770	251,770	322,032
_________

N/A - Ratio is below 1.0, deficit of $28,929, $20,065 and $37,928 exists at December 31, 2013, 2012 and 2011, respectively.

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
As of December 31, 2015, we had equity ownership interests in approximately 215 consolidated real estate properties, located in 40 states and encompassing approximately 42.3 million square feet, approximately 96.8% of which was leased, excluding a property subject to a mortgage in default.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
In an effort to diversify our risk, we invest across the United States in properties leased to tenants in various industries, including service, automotive, technology, transportation/logistics and finance/insurance. However, industry and regional declines, to the extent we have concentration, and general economic declines could negatively impact our results of operations and cash flows.
Portfolio Management. For leases in place at December 31, 2015, we generated approximately 40.8% of our 2015 rental revenue from leases ten years or longer, compared to approximately 41.2% of our 2014 rental revenue for leases in place at December 31, 2014. Our objective is to generate at least half of our rental revenue from leases ten years or longer, which we expect to achieve primarily through capital recycling of assets with shorter-term leases and acquiring new investments with leases longer than ten years.
At December 31, 2015, our rental revenue from single-tenant leases scheduled to expire through 2020 has been reduced to approximately 31.9% compared to approximately 33.9% at December 31, 2014. We believe we no longer have concentrated risk of lease rollover in any one year and we believe our cash flows are stable. In addition, we extended our weighted-average lease term on a cash basis to approximately 12.6 years at December 31, 2015 compared to approximately 12.1 years at December 31, 2014. This was primarily due to an increase in acquisition of long-term leased assets and the disposition of shorter term leased assets. However, certain of the long-term leases have tenant purchase options.
In recent years, demand for space in the suburban office market has not been as strong as demand for space in the industrial market. We believe this is due to a continuing trend of downsizing of corporate office employment. In addition, industrial assets generally require less capital to maintain and re-lease than office assets. In recent years, we have focused on balancing our rental revenue between office and industrial properties. As of December 31, 2015, the ratio of rental revenue from office assets to the rental revenue from industrial assets was approximately 1.8:1, which is lower than the previous year. We expect that our office portfolio will be concentrated in fewer, but larger, markets over the next several years, which we expect to accomplish primarily through sales of office assets and growing our portfolio through disciplined investments. Our capital recycling strategy may have a near-term dilutive impact on earnings due to sales of revenue producing properties, but we believe in the long-term this strategy will benefit shareholder value.

Business Strategy. Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio of attractive long-term leased investments and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. See “Business” in Part I, Item 1 of this Annual Report for a detailed description of our current business strategy.
In 2015, we generated gross disposition proceeds of approximately $265.2 million as a result of our capital recycling efforts, including $47.5 million in non-recourse mortgage conveyances to lenders. These proceeds were primarily used to fund property investments subject to long-term leases, reduce secured debt and expand properties. In 2015, we completed real estate acquisitions/build-to-suit transactions for an aggregate capitalized cost of approximately $491.1 million and reduced our weighted-average interest rate on outstanding consolidated indebtedness by approximately 50 basis points primarily by refinancing higher interest rate debt. Our secured debt, including secured debt classified as held for sale, decreased to approximately $891.3 million at December 31, 2015 compared to $948.0 million at December 31, 2014, which was 17.7% and 19.0% of total gross assets, respectively. We now have fewer near-term debt maturities compared to recent years. We also expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate. We believe our financing strategy will also allow us to further lower our financing costs and improve our cash flow, financial flexibility and certain credit metrics.
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
Our acquisition volume consists primarily of purchases from third parties, sale-leaseback transactions and build-to-suit transactions whereby we (1) provide capital to developers who are engaged in build-to-suit transactions and/or commit to purchase the property from developers upon completion or (2) acquire a property subject to a single-tenant net-lease and engage a developer to complete construction of a build-to-suit property as required by the lease. However, none of these transactions are done on a speculative basis without a committed tenant subject to a long-term lease. We believe these arrangements offer developers and/or tenants access to capital while simultaneously providing us with attractive risk-adjusted projected yields.
During 2015, we saw continued capitalization rate compression in the acquisition market for existing product. We believe that build-to-suit transactions continue to have stabilized yields above those in the existing product market and we are seeing a rise in capitalization rates for taking the forward risk in the current market. Build-to-suit transactions, as compared with immediate deliverable acquisitions, result in a delay in the receipt of cash flow and the recognition of funds from operations during the construction period, but provide us with modern buildings subject to long-term leases.
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

The following is a summary of our property acquisitions and build-to-suit transactions for the year ended December 31, 2015:

Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Approximate Lease Term (Years)	Date Acquired
Auburn Hills, MI	Office	278	$40.0	14	1Q 2015
Houston, TX	Industrial	188	28.7	20	1Q 2015
Brookshire, TX	Industrial	262	22.4	20	1Q 2015
Canton, MS	Industrial	1,466	89.3	12	1Q 2015
Venice, FL	Land/Infrastructure	31	16.9	40	1Q 2015
Richland, WA	Industrial	456	152.0	20	4Q 2015
		2,681	$349.3

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Initial Capitalized Cost(millions)	Lease Term (Years)	Date Acquired/Completed	Capitalized Cost Per Square Foot
Thomson, GA	Industrial	208	$10.1	15	Q2 2015	$48.77
Oak Creek, WI	Industrial	164	22.1	20	Q3 2015	$134.99
Richmond, VA(1)	Office	330	101.5	15	Q4 2015	$307.26
		702	$133.7
(1)    Initial basis does not include $8.1 million for estimated earnout lease payments for developer leased space.

Ongoing Build-to-Suit Transactions
The following is a summary of our ongoing build-to-suit transactions as of December 31, 2015:

Location	Property Type	Square Feet (000's)	Expected Maximum Commitment/Estimated Completion Cost (millions)	Estimated Acquisition/ Completion Date	GAAP Investment Balance as of 12/31/15 (millions)
Anderson, SC	Industrial	1,325	$70.0	2Q 2016	$23.8
Lake Jackson, TX	Office	664	166.2	4Q 2016	62.4
Charlotte, NC	Office	201	62.4	1Q 2017	9.2
		2,190	$298.6		$95.4
In addition, we committed to acquire the following property:

Location	Property Type	Acquisition Cost (millions)	Acquisition Date	Lease Term (Years)
Detroit, MI(1)	Industrial	$29.7	1Q 16	20
1.Acquired in January 2016.

In addition, as of December 31, 2015, a joint venture in which we currently have a 25% interest has an ongoing build-to-suit transaction as follows:

Location	Property Type	Square Feet (000's)	Expected Maximum Commitment/Estimated Completion Cost (millions)	Estimated Completion Date	GAAP Investment Balance as of 12/31/15 (millions)
Houston, TX	Private School	274	$86.5	3Q 2016	$38.4

We are providing up to $56.7 million in construction financing to the joint venture, of which $8.5 million has been funded.

We can provide no assurance with respect to the completion, acquisition, cost or timing of these ongoing build-to-suit and forward purchase transactions.

The following is a summary of our property acquisitions and completed build-to-suit transactions for the year ended December 31, 2014:
Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Approximate Lease Term (Years)	Date Acquired
Parachute, CO	Office	49	$13.9	19	1Q 2014
Rock Hill, SC	Office	104	24.7	20	1Q 2014
Lewisburg, TN	Industrial	310	13.3	12	2Q 2014
New York, NY	Land	—	30.4	99	4Q 2014
Vineland, NJ	Rehab Hospital	39	19.1	28	4Q 2014
Anniston, AL	Industrial	267	20.9	15	4Q 2014
		769	$122.3

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Capitalized Cost(millions)	Lease Term (Years)	Date Acquired/Completed	Capitalized Cost Per Square Foot
Rantoul, IL	Industrial	813	$41.3	20	1Q 2014	$50.76
North Las Vegas, NV	Industrial	180	28.3	20	2Q 2014	$156.74
Bingen, WA	Industrial	125	20.4	10	2Q 2014	$163.73
		1,118	$90.0

Loan Investments. We invest in loan assets secured by single-tenant real estate assets, which (1) we feel comfortable owning for our investment should the borrower default for reasons other than an underlying tenant default or (2) are necessary for an efficient disposition of our equity interest in the property. The following is a summary of our outstanding loan investments at December 31, 2015:

	Loan carrying value(1) (millions)
Loan	12/31/2015	Interest Rate	Maturity Date
Kennewick, WA	$85.5	9.00%	05/2022
Oklahoma City, OK	8.5	11.50%	03/2016
Other	1.9	8.00%	2021-2022
	$95.9

(1)	Loan carrying value includes accrued interest and is net of origination costs, if any.
In 2015, we foreclosed against the borrowers of a loan secured by a property in Westmont, Illinois. In addition to acquiring the office property collateral, we acquired $2.5 million of cash collateral and received $1.4 million in full settlement of our claim against the borrower. Also in 2015, we foreclosed on a loan secured by an office property in Southfield, Michigan. In 2014, we recognized a $2.5 million loan loss, as the borrower had indicated that it would not satisfy the loan at maturity.
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
During 2015, we entered into 44 consolidated new leases and lease extensions encompassing approximately 3.9 million square feet. The average GAAP base rent on these extended leases was approximately $7.71 per square foot compared to the average GAAP base rent on these leases before extension of $7.50 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2015 was approximately $18.68 per square foot for new leases and $2.46 per square foot for extended leases. Due to the nature of the expected lease rollovers in coming years, renewal rents may be lower than expiring rents and aggregate tenant improvement allowances and leasing costs may decrease from their current levels in such years. The impact of any such lower renewal rent may be mitigated by our capital recycling strategy and our long-term leases with annual or periodic rent increases.
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
During 2015, 2014 and 2013, we conveyed in foreclosure or via a deed-in-lieu of foreclosure certain properties in which we had an interest as we deemed the non-recourse mortgages encumbering the properties were in excess of the value of the property collateral. Our property owner subsidiaries may convey properties to lenders or the property owner subsidiary may declare bankruptcy in the future if there is no or limited recourse to us and a property owner subsidiary is unable to refinance, re-let or sell its vacated property or if a tenant renews at a lower rent or a new tenant pays a lower rent that does not justify a value of the property in excess of the mortgage balance.
Impairment charges. During 2015, 2014 and 2013, we incurred impairment charges on our assets, excluding loan receivables, of $36.8 million, $48.6 million and $34.6 million, respectively, including amounts classified in discontinued operations, due primarily to the assets being sold below their carrying value and a deterioration in economic conditions since the acquisition of such assets. These real estate assets were primarily non-core assets including retail properties, under performing and multi-tenant properties. In addition, in 2014 and 2013, we recognized loan losses of $2.5 million and $13.9 million, respectively, relating to loans receivable secured by vacant or soon-to-be vacant suburban office properties. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
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

Judgments and Estimates. Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare our consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on our management's best estimates and judgment. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Our management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and entities that should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments, valuation of compensation plans and the useful lives of long-lived assets.
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
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, corporate level borrowings, capital recycling proceeds, issuances of equity and debt, mortgage proceeds and our other principal sources of liquidity will be available to provide the necessary capital required to fund our operations and allow us to grow.

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $244.9 million for 2015, $214.7 million for 2014 and $206.3 million for 2013. Cash flows from operations increased in 2015 and 2014 primarily due to the impact of acquisitions, offset by dispositions and yield maintenance payments made on debt satisfactions. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $388.3 million in 2015, $43.1 million in 2014 and $597.6 million in 2013. Cash provided by investing activities related primarily to proceeds from the sale of properties and marketable equity securities, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings, and changes in deposits and restricted cash. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs, marketable equity securities and loans receivable and an increase in deferred leasing costs, deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $45.5 million in 2015, $(57.8) million in 2014 and $434.5 million in 2013. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common shares, and non-recourse mortgage and corporate borrowings. Cash used in financing activities related primarily to dividend and distribution payments, repurchases or redemptions of common and preferred shares, purchase of a noncontrolling interest, an increase in deferred financing costs and debt payments and repurchases.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we (1) believe conditions are favorable and (2) have a compelling use of proceeds. During 2015, 2014 and 2013, we raised net proceeds of approximately $19.4 million, $23.6 million and $434.9 million, respectively, through the issuance of common shares, including option exercises. Due to the market price of our common shares, we limited the issuance of our common shares in 2015 and 2014. During 2014 and 2013, we raised net proceeds of approximately $249.7 million and $247.6 million, respectively, through the issuance of investment-grade rated 4.40% and 4.25% Senior Notes. We primarily used these proceeds to fund investments and retire indebtedness.

During 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require us to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the principal of the notes to be repurchased, plus any accrued and unpaid interest. We may not redeem any notes prior to January 2017, except to preserve our REIT status. Thereafter, we may redeem the notes for cash equal to 100% of the principal of the notes to be redeemed, plus any accrued and unpaid interest. As of the date of filing this Annual Report, the notes have a conversion rate of 156.5514 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $6.39 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in our dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at our election. During 2015, 2014 and 2013, holders of the notes converted an aggregate of $3.8 million, $12.8 million and $54.9 million, respectively, of notes for 0.5 million, 1.9 million and 7.9 million common shares, respectively, and an aggregate cash payment by us of $0.5 million, $0.2 million and $3.3 million, respectively, plus accrued and unpaid interest. As of December 31, 2015, $12.4 million in aggregate principal amount of these notes were outstanding.

During 2015, our Board of Trustees authorized a 10.0 million common share repurchase program. The share repurchase program does not expire. As of December 31, 2015, we had repurchased 2,216,799 common shares at an average price of $8.29 per share. We have continued to, and in the future may, repurchase our common shares in the context of our overall capital plan, and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.

During 2013, we repurchased and retired all outstanding Series D Preferred Shares (approximately 6.2 million shares) for an aggregate purchase price, including accrued and unpaid dividends, of $155.6 million, which was at a $5 thousand premium to the liquidation preferences of the preferred shares.

We may access debt and equity markets and other markets in the future to implement our business strategy and to fund future growth. However, the continued general economic uncertainty and the volatility in these markets makes accessing these markets challenging.

UPREIT Structure. Our UPREIT structure permits us to effect acquisitions by issuing OP units to a property owner as a form of consideration in exchange for the property. Substantially all outstanding OP units are redeemable by the holder at certain times on a one OP unit for approximately 1.13 common shares basis or, at our election, with respect to certain OP units, cash. Substantially all outstanding OP units require us to pay quarterly distributions to the holders of such OP units equal to the dividends paid to our common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their applicable partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. We are party to a funding agreement with our operating partnership under which we may be required to fund distributions made on account of OP units. No OP units have a liquidation preference. The number of common shares that will be outstanding in the future should be expected to increase, and income attributable to noncontrolling interests should be expected to decrease, as such OP units are redeemed for our common shares.

As of December 31, 2015, there were 3.4 million OP units outstanding which were convertible into 3.8 million common shares assuming we satisfied redemptions entirely with common shares. In recent years, few sellers of real estate have been seeking OP units as a form of consideration.

Property Specific Debt. As of December 31, 2015, our consolidated property owner subsidiaries had related balloon payments of $113.4 million and $68.7 million maturing in 2016 and 2017, respectively. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($93.2 million at December 31, 2015), property sale proceeds or borrowing capacity on our primary credit facility ($223.0 million as of December 31, 2015, subject to covenant compliance). Our objective is to continue to lower our secured debt by retiring mortgages as they mature and unencumber assets so that approximately 65% to 70% of our assets will be unencumbered.

In the event that the estimated property value is less than the mortgage balance, as the mortgages encumbering the properties in which we have an interest are generally non-recourse to us and the property owner subsidiaries, a property owner subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the property to the lender or permitting a lender to foreclose. There are significant risks associated with conveying properties to lenders through foreclosure which are described in "Risk Factors" in Part I, Item 1A of this Annual Report.

In 2015, 2014 and 2013, we obtained, through consolidated property owner subsidiaries, $190.8 million, $27.8 million and $253.5 million, respectively, in non-recourse mortgage loans with interest rates ranging from 2.2% to 4.7% and maturity dates ranging from 2019 to 2028.

Corporate Borrowings. The following Senior Notes were outstanding as of December 31, 2015:

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

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55% (previously 0.95% to 1.725%). At December 31, 2015, the unsecured revolving credit facility had $177.0 million outstanding and availability of $223.0 million subject to covenant compliance.

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

As of December 31, 2015, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2015 and 2014, there were $129.1 million of these securities outstanding.

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

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2015, we disposed of our interests in certain properties for a gross price of $217.7 million. These proceeds were used to retire indebtedness encumbering properties in which we have an interest and make investments. In addition, in 2015 we disposed of our interest in properties via foreclosure or deed-in-lieu of foreclosure in full satisfaction of an aggregate $47.5 million of related non-recourse mortgages.

As asset values have continued to rise, we have continued to look at opportunities to recycle capital with a focus on capturing the value of our multi-tenant and retail properties and reducing our exposure to the suburban office sector. The increase in asset values may result in our selling more properties than we acquire in any given year. We will continue to look at capital recycling opportunities as part of the ongoing effort to further transform our portfolio, with a greater emphasis on suburban office dispositions and non-core asset dispositions, including our land investments in New York City and vacant properties, in individual or portfolio transactions. We believe capital recycling (1) provides cost effective and timely capital support for our investment activities and (2) allows us to maintain line capacity and cash in advance of what we expect to be a growing investment pipeline.
Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units.

As of December 31, 2015, we had approximately $2.2 billion of indebtedness, consisting of mortgages and notes payable outstanding, term loans, 4.40% and 4.25% Senior Notes, 6.00% Convertible Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 4.0%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.

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

We paid approximately $164.7 million in cash dividends to our common and preferred shareholders in 2015. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

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

Environmental Matters. Based upon management's ongoing review of the properties in which we have an interest, management is not aware of any environmental condition with respect to any of these properties that would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (1) the discovery of environmental conditions, which were previously unknown, (2) changes in law, (3) the conduct of tenants or (4) activities relating to properties in the vicinity of the properties in which we have an interest, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of properties in which we have an interest.

Results of Operations

Year ended December 31, 2015 compared with December 31, 2014. The increase in total gross revenues in 2015 of $7.0 million was primarily attributable to an increase in rental revenue of $7.0 million. The increase in rental revenue was primarily due to 2015 and 2014 revenue from properties acquired/expanded of $27.7 million, offset in part by a reduction of $18.4 million of rental revenue associated with properties sold in 2015.

Depreciation and amortization increased by $8.4 million primarily due to the acquisition of real estate properties in 2015 and 2014.

The decrease in property operating expense of $4.0 million was primarily due to the sale of multi-tenant properties where we had operating expense obligations.

The increase in general and administrative expense of $1.0 million was primarily due to an increase in personnel costs, professional fees and information technology costs.

Non-operating income decreased by $3.1 million primarily due to a decrease in interest recognized on loan investments due to borrower defaults and loan repayments, coupled with the sale of a property in 2014 subject to a capital lease.

The decrease in interest and amortization expense of $7.6 million was primarily due to a reduction in the weighted-average interest rate on outstanding indebtedness and an increase in capitalized interest, offset by an increase in outstanding indebtedness.

The gains on sales of financial assets, net, of $0.9 million in 2014 was primarily due to the gain recognized on the sale of an office property classified as a capital lease.

The increase in debt satisfaction gains, net, of $34.6 million was primarily due to the timing of debt retirements, including foreclosures.

The gains on sales of properties in 2015 of $23.3 million related primarily to gains recognized on the sale of our office properties in Fort Myers and Orlando, Florida.

The increase in equity in earnings (losses) of non-consolidated entities of $1.1 million was primarily due to a $0.5 million gain recognized on the sale of properties by a non-consolidated joint venture investment.

Discontinued operations represent properties sold during 2014 or held for sale as of December 31, 2014. The decrease in net income from discontinued operations of $47.9 million was primarily due to the adoption of ASU 2014-08, which was effective January 1, 2015 and resulted in no longer including property sales in discontinued operations after December 31, 2014, except for properties held for sale as of December 31, 2014 or sold properties that represented a strategic shift in operations.

The decrease in net income attributable to noncontrolling interests of $1.2 million was primarily due to a decrease in earnings of consolidated, non-wholly owned entities.

The increase in net income attributable to common shareholders of $18.8 million was primarily due to the items discussed above.

Year ended December 31, 2014 compared with December 31, 2013. The increase in total gross revenues in 2014 of $62.8 million was primarily attributable to an increase in rental revenue of $56.8 million and an increase in tenant reimbursements of $6.0 million, due to property acquisitions.

New property acquisition revenue of $59.5 million was offset in part by the net impact of lease extensions entered into at rents below previous rental amounts, new leases entered into at rates lower than under previous leases and the increase in vacancy at certain properties.

Depreciation and amortization decreased by $3.1 million primarily due to certain assets becoming fully amortized, offset by the acquisition of real estate properties in 2014 and 2013.

The increase in property operating expense of $8.9 million was primarily due to an increase in occupancy and use at certain multi-tenant properties, the acquisition of properties with operating expense obligations, the net impact of management of certain properties being transferred between the tenant and our property owner subsidiary and an increase in acquisition and pursuit costs.

Non-operating income increased by $5.3 million primarily due to interest earned on new loans receivable investments.

The increase in interest and amortization expense of $11.4 million was primarily due to an increase in the amount of debt outstanding, offset by a reduction in the weighted-average interest rate on outstanding indebtedness.

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

Same-Store Results

Same-store results include all consolidated properties except properties acquired/expanded and sold in 2015 and 2014. In addition, the results of one property subject to a secured mortgage loan currently in default and lease termination payments are also excluded. Our historical same-store occupancy was 97.6% at December 31, 2015 compared to 98.0% at December 31, 2014. The following presents our consolidated same-store net operating income, or NOI, for the years ended December 31, 2015 and 2014 ($000's):

	2015	2014
Total base rent	$302,827	$303,495
Tenant reimbursements and other	28,637	28,109
Property operating expenses	(47,578)	(47,416)
Same-store NOI - Cash basis	$283,886	$284,188

The change in our same-store NOI from 2014 to 2015 was a decrease of 0.1%. This was primarily due to a decrease in base rent due to vacancies and lower renewal rents at certain properties.

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

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Company FFO for each of the years in the three year period ended December 31, 2015 (unaudited and dollars in thousands, except share and per share amounts):

	2015	2014	2013
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$105,100	$86,324	$(14,089)
Adjustments:
Depreciation and amortization	157,644	157,537	175,023
Impairment charges - real estate, including non-consolidated entities	36,832	49,529	35,485
Noncontrolling interests - OP units	1,999	2,990	1,157
Amortization of leasing commissions	5,554	5,932	5,562
Joint venture and noncontrolling interest adjustment	1,788	2,068	2,264
Gains on sales of properties, including non-consolidated entities	(25,371)	(58,426)	(21,755)
FFO available to common shareholders and unitholders - basic	283,546	245,954	183,647
Preferred dividends	6,290	6,290	11,520
Interest and amortization on 6.00% Convertible Notes	1,048	2,090	3,113
Amount allocated to participating securities	313	490	656
FFO available to common shareholders and unitholders - diluted	291,197	254,824	198,936
Debt satisfaction (gains) charges, net, including non-consolidated entities	(25,086)	9,764	16,442
Impairment loss - loan receivable	—	2,500	13,939
Other/Transaction costs	1,864	1,882	795
Company FFO available to common shareholders and unitholders - diluted	$267,975	$268,970	$230,112

Per Common Share and Unit Amounts
Basic:
FFO	$1.19	$1.06	$0.86

Diluted:
FFO	$1.19	$1.05	$0.88
Company FFO	$1.10	$1.11	$1.02

Weighted-Average Common Shares
Basic(1)	237,303,490	232,838,280	213,944,169
Diluted	244,355,734	241,967,017	225,444,512
(1) Includes OP units other than OP units held by us.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2015 ($000's):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Mortgages and notes payable(1)	$139,861	$95,505	$44,664	$106,347	$50,756	$454,192	$891,325
Revolving credit facility	—	—	—	177,000	—	—	177,000
Term loans payable	—	—	—	—	250,000	255,000	505,000
Senior notes payable(2)	—	—	—	—	—	500,000	500,000
Convertible notes payable(3)	—	12,400	—	—	—	—	12,400
Trust preferred securities	—	—	—	—	—	129,120	129,120
Interest payable - fixed rate(4)	83,713	69,679	58,462	47,596	42,976	161,289	463,715
Operating lease obligations(5)	5,499	6,230	6,043	5,537	5,530	41,141	69,980
	$229,073	$183,814	$109,169	$336,480	$349,262	$1,540,742	$2,748,540

1.	Includes balloon payments and mortgages secured by properties held for sale. $15.0 million due in 2016 is recourse to us.

2.	Amounts exclude aggregate debt discounts of $2.1 million.

3.	Matures in 2030, however holders have the right to redeem the notes on 01/15/17, 01/15/20 and 01/15/25. Amounts exclude debt discount of $0.2 million.

4.	Includes variable-rate debt subject to interest rate swap agreements through swap expiration date.

5.
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

Item 7A. Quantitative and Qualitative Disclosure about Market-Risk

Our exposure to market risk relates primarily to our variable-rate debt and fixed-rate debt. As of December 31, 2015, we had $177.0 million consolidated variable-rate indebtedness not subject to an outstanding interest rate swap agreement, which represented 8.0% of total long term indebtedness. As of December 31, 2014, we had no consolidated variable-rate indebtedness not subject to an outstanding interest rate swap agreement. During 2015 and 2014, our variable-rate indebtedness had weighted-average interest rates of 1.5% and 1.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2015 and 2014 would have been increased by approximately $889 thousand and $154 thousand, respectively. As of December 31, 2015 and 2014, our consolidated fixed-rate debt was approximately $2.0 billion and $2.1 billion, respectively, which represented 92.0% and 100.0%, respectively, of total long-term indebtedness in each year.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2015 and is indicative of the interest rate environment as of December 31, 2015, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt is $2.0 billion as of December 31, 2015.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We generally enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2015, we have ten interest rate swap agreements in our consolidated portfolio.

Item 8. Financial Statements and Supplementary Data

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:
We have audited the accompanying consolidated balance sheets of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexington Realty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited Lexington Realty Trust’s (the “Company’s”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexington Realty Trust and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the related financial statement schedule III, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 25, 2016

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2015	2014
Assets:
Real estate, at cost	$3,789,711	$3,671,560
Real estate - intangible assets	692,778	705,566
Investments in real estate under construction	95,402	106,238
	4,577,891	4,483,364
Less: accumulated depreciation and amortization	1,179,969	1,196,114
Real estate, net	3,397,922	3,287,250
Assets held for sale	24,425	3,379
Cash and cash equivalents	93,249	191,077
Restricted cash	10,637	17,379
Investment in and advances to non-consolidated entities	31,054	19,402
Deferred expenses (net of accumulated amortization of $38,547 in 2015 and $34,087 in 2014)	63,832	65,860
Loans receivable, net	95,871	105,635
Rent receivable - current	7,193	6,311
Rent receivable – deferred	87,547	61,372
Other assets	18,505	20,229
Total assets	$3,830,235	$3,777,894

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$882,952	$945,216
Credit facility borrowings	177,000	—
Term loans payable	505,000	505,000
Senior notes payable	497,947	497,675
Convertible notes payable	12,180	15,664
Trust preferred securities	129,120	129,120
Dividends payable	45,440	42,864
Liabilities held for sale	8,405	2,843
Accounts payable and other liabilities	41,479	37,740
Accrued interest payable	8,851	8,301
Deferred revenue - including below market leases (net of accumulated accretion of $30,548 in 2015 and $35,239 in 2014)	42,524	68,215
Prepaid rent	16,806	16,336
Total liabilities	2,367,704	2,268,974

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 234,575,225 and 233,278,037 shares issued and outstanding in 2015 and 2014, respectively	23	23
Additional paid-in-capital	2,776,837	2,763,374
Accumulated distributions in excess of net income	(1,428,908)	(1,372,051)
Accumulated other comprehensive income (loss)	(1,939)	404
Total shareholders’ equity	1,440,029	1,485,766
Noncontrolling interests	22,502	23,154
Total equity	1,462,531	1,508,920
Total liabilities and equity	$3,830,235	$3,777,894

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2015	2014	2013
Gross revenues:
Rental	$399,485	$392,480	$335,721
Tenant reimbursements	31,354	31,338	25,334
Total gross revenues	430,839	423,818	361,055
Expense applicable to revenues:
Depreciation and amortization	(163,198)	(154,837)	(157,901)
Property operating	(59,655)	(63,673)	(54,757)
General and administrative	(29,276)	(28,255)	(28,426)
Non-operating income	11,429	14,505	9,160
Interest and amortization expense	(89,739)	(97,303)	(85,892)
Gains on sales of financial assets, net	—	855	—
Debt satisfaction gains (charges), net	25,150	(9,452)	(25,347)
Impairment charges and loan losses	(36,832)	(37,333)	(35,579)
Gains on sales of properties	23,307	—	—
Income (loss) before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	112,025	48,325	(17,687)
Provision for income taxes	(568)	(1,109)	(3,177)
Equity in earnings (losses) of non-consolidated entities	1,752	626	(157)
Income (loss) from continuing operations	113,209	47,842	(21,021)
Discontinued operations:
Income from discontinued operations	109	6,252	6,244
Provision for income taxes	(4)	(59)	(1,817)
Debt satisfaction gains (charges), net	—	(312)	8,905
Gains on sales of properties	1,577	57,507	24,472
Impairment charges	—	(13,767)	(12,920)
Total discontinued operations	1,682	49,621	24,884
Net income	114,891	97,463	3,863
Less net income attributable to noncontrolling interests	(3,188)	(4,359)	(2,233)
Net income attributable to Lexington Realty Trust shareholders	111,703	93,104	1,630
Dividends attributable to preferred shares – Series C – 6.50% rate	(6,290)	(6,290)	(6,290)
Dividends attributable to preferred shares – Series D – 7.55% rate	—	—	(3,543)
Allocation to participating securities	(313)	(490)	(656)
Deemed dividend – Series D	—	—	(5,230)
Net income (loss) attributable to common shareholders	$105,100	$86,324	$(14,089)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.44	$0.17	$(0.18)
Income from discontinued operations	0.01	0.21	0.11
Net income (loss) attributable to common shareholders	$0.45	$0.38	$(0.07)
Weighted-average common shares outstanding – basic	233,455,056	228,966,253	209,797,238
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.44	$0.17	$(0.18)
Income from discontinued operations	0.01	0.21	0.11
Net income (loss) attributable to common shareholders	$0.45	$0.38	$(0.07)
Weighted-average common shares outstanding – diluted	233,751,775	229,436,708	209,797,238
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$103,418	$37,652	$(38,506)
Income from discontinued operations	1,682	48,672	24,417
Net income (loss) attributable to common shareholders	$105,100	$86,324	$(14,089)
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2015	2014	2013
Net income	$114,891	$97,463	$3,863
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(2,343)	(4,035)	10,663
Other comprehensive income (loss)	(2,343)	(4,035)	10,663
Comprehensive income	112,548	93,428	14,526
Comprehensive income attributable to noncontrolling interests	(3,188)	(4,359)	(2,233)
Comprehensive income attributable to Lexington Realty Trust shareholders	$109,360	$89,069	$12,293
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2015

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2014	$1,508,920	1,935,400	$94,016	233,278,037	$23	$2,763,374	$(1,372,051)	$404	$23,154
Redemption of noncontrolling OP units for common shares	—	—	—	32,780	—	165	—	—	(165)
Repurchase of common shares	(18,431)	—	—	(2,216,799)	—	(18,431)	—	—	—
Issuance of common shares upon conversion of convertible notes	3,630	—	—	519,664	—	3,630	—	—	—
Issuance of common shares and deferred compensation amortization, net	28,099	—	—	2,961,543	—	28,099	—	—	—
Acquisition of consolidated joint venture partner's equity interest	(1,234)	—	—	—	—	—	(1,247)	—	13
Dividends/distributions	(171,001)	—	—	—	—	—	(167,313)	—	(3,688)
Net income	114,891	—	—	—	—	—	111,703	—	3,188
Other comprehensive loss	(2,343)	—	—	—	—	—	—	(2,343)	—
Balance December 31, 2015	$1,462,531	1,935,400	$94,016	234,575,225	$23	$2,776,837	$(1,428,908)	$(1,939)	$22,502

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2015	2014	2013
Cash flows from operating activities:
Net income	$114,891	$97,463	$3,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,186	167,289	183,833
Gains on sales of properties	(24,884)	(57,507)	(24,472)
Gains on sales of financial assets, net	—	(855)	—
Debt satisfaction (gains) charges, net	(25,240)	2,859	3,989
Impairment charges and loan losses	36,832	51,100	48,499
Straight-line rents	(46,432)	(46,254)	(23,538)
Other non-cash (income) expense, net	3,695	(390)	5,248
Equity in (earnings) losses of non-consolidated entities	(1,752)	(626)	157
Distributions of accumulated earnings from non-consolidated entities, net	2,056	1,381	918
Deferred taxes, net	(77)	124	752
Increase (decrease) in accounts payable and other liabilities	4,314	(3,716)	6,223
Change in rent receivable and prepaid rent, net	1,967	(617)	4,420
Increase (decrease) in accrued interest payable	2,438	(963)	(1,058)
Other adjustments, net	9,936	5,384	(2,530)
Net cash provided by operating activities:	244,930	214,672	206,304
Cash flows from investing activities:
Investment in real estate, including intangible assets	(349,926)	(122,395)	(447,571)
Investment in real estate under construction	(137,158)	(131,153)	(106,009)
Capital expenditures	(29,110)	(17,681)	(48,822)
Net proceeds from sale of properties	156,461	237,866	75,519
Principal payments received on loans receivable	4,746	44,661	2,056
Investment in loans receivable	(10,274)	(43,555)	(60,727)
Investments in and advances to non-consolidated entities, net	(18,900)	(2,948)	(8,193)
Distributions from non-consolidated entities in excess of accumulated earnings	1,728	1,314	15,603
Increase in deferred leasing costs	(6,681)	(10,484)	(12,060)
Proceeds from the sale of marketable equity securities	—	725	—
Investment in marketable equity securities	—	(689)	—
Change in escrow deposits and restricted cash	2,745	916	(7,141)
Change in real estate deposits	(1,902)	355	(238)
Net cash used in investing activities	(388,271)	(43,068)	(597,583)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(164,737)	(159,520)	(135,539)
Proceeds from senior notes	—	249,708	247,565
Conversion of convertible notes	(529)	(233)	(3,270)
Principal amortization payments	(32,440)	(35,206)	(34,446)
Principal payments on debt, excluding normal amortization	(106,956)	(202,262)	(347,122)
Change in revolving credit facility borrowing, net	177,000	(48,000)	48,000
Increase in deferred financing costs	(9,336)	(4,558)	(12,307)
Proceeds of mortgages and notes payable	190,843	27,790	253,500
Proceeds from term loans	—	99,000	151,000
Change in restricted cash	(1,573)	—	—
Cash distributions to noncontrolling interests	(3,688)	(4,008)	(3,870)
Purchase of a noncontrolling interest	(4,022)	(2,100)	(8,918)
Repurchase of common and preferred shares	(18,431)	—	(155,004)
Redemption of noncontrolling interests	—	(1,962)	—
Issuance of common shares, net	19,382	23,563	434,927
Net cash provided by (used in) financing activities	45,513	(57,788)	434,516
Change in cash and cash equivalents	(97,828)	113,816	43,237
Cash and cash equivalents, at beginning of year	191,077	77,261	34,024
Cash and cash equivalents, at end of year	$93,249	$191,077	$77,261
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
As of December 31, 2015, the Company had equity ownership interests in approximately 215 consolidated properties located in 40 states. The properties in which the Company has an interest are leased to tenants in various industries including service, automotive, technology, transportation/logistics and finance/insurance.
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
If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. A controlling financial interest in an entity represents both (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.
At December 31, 2015 and 2014, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities. The Company has certain acquisition commitments and/or acquisition, development and construction arrangements with VIEs, for which it is obligated to fund certain amounts as discussed in note 4.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) reduced by preferred dividends and amounts allocated to certain non-vested share-based payment awards, if applicable, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and non-vested common shares, OP units and put options of certain convertible securities.
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation of derivative financial instruments, valuation of compensation plans and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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
Revenue Recognition. The Company recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred on the Consolidated Balance Sheets.
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

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets. As of January 1, 2015, the operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations only if the sale of these assets represents a strategic shift in operations, if not, the operating results are included in continuing operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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
Stock Compensation. The Company maintains an equity participation plan. Non-vested share grants generally vest either based upon (1) time, (2) performance and/or (3) market conditions. Options granted under the plan in 2010 vested over a five-year period and expire ten years from the date of grant. Options granted under the plan in 2008 vested upon attainment of certain market performance measures and expire ten years from the date of grant. All share-based payments to employees, including grants of employee stock options, are recognized in the Consolidated Statements of Operations based on their fair values.
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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2015, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

Segment Reporting. The Company operates generally in one industry segment, single-tenant real estate assets.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current years presentation, including certain statement of operations captions.

Recently Issued Accounting Guidance. In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The Company adopted this guidance effective January 1, 2015. The guidance requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2014 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of December 31, 2015. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2014 as the dispositions did not represent a strategic shift in operations. The implementation of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016. The Company does not believe this guidance will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. In August 2015, the FASB issued additional guidance to clarify ASU 2015-03, which states that an entity may defer and present debt issuance costs as an asset and amortize the costs ratably over the term of a line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit. The guidance is effective in the first quarter of 2016 and requires retrospective application. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2015:

	2015	2014	2013
BASIC
Income (loss) from continuing operations attributable to common shareholders	$103,418	$37,652	$(38,506)
Income from discontinued operations attributable to common shareholders	1,682	48,672	24,417
Net income (loss) attributable to common shareholders	$105,100	$86,324	$(14,089)
Weighted-average number of common shares outstanding	233,455,056	228,966,253	209,797,238
Income (loss) per common share:
Income (loss) from continuing operations	$0.44	$0.17	$(0.18)
Income from discontinued operations	0.01	0.21	0.11
Net income (loss) attributable to common shareholders	$0.45	$0.38	$(0.07)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

	2015	2014	2013
DILUTED:
Income (loss) from continuing operations attributable to common shareholders	$103,418	$37,652	$(38,506)
Impact of assumed conversions	—	—	—
Income (loss) from continuing operations attributable to common shareholders	103,418	37,652	(38,506)
Income from discontinued operations attributable to common shareholders	1,682	48,672	24,417
Impact of assumed conversions:	—	—	—
Income from discontinued operations attributable to common shareholders	1,682	48,672	24,417
Net income (loss) attributable to common shareholders	$105,100	$86,324	$(14,089)

Weighted-average common shares outstanding - basic	233,455,056	228,966,253	209,797,238
Effect of dilutive securities:
Share options	296,719	470,455	—
Weighted-average common shares outstanding	233,751,775	229,436,708	209,797,238

Income (loss) per common share:
Income (loss) from continuing operations	$0.44	$0.17	$(0.18)
Income from discontinued operations	0.01	0.21	0.11
Net income (loss) attributable to common shareholders	$0.45	$0.38	$(0.07)
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4)	Investments in Real Estate and Real Estate Under Construction

The Company's real estate, net, consists of the following at December 31, 2015 and 2014:

	2015	2014
Real estate, at cost:
Buildings and building improvements	$3,032,457	$2,895,585
Land, land estates and land improvements	743,125	755,168
Fixtures and equipment	5,577	5,861
Construction in progress	8,552	14,946
Real estate intangibles:
In-place lease values	513,564	473,377
Tenant relationships	123,796	133,796
Above-market leases	55,418	98,393
Investments in real estate under construction	95,402	106,238
	4,577,891	4,483,364
Accumulated depreciation and amortization(1)	(1,179,969)	(1,196,114)
Real estate, net	$3,397,922	$3,287,250

(1)
Includes accumulated amortization of real estate intangible assets of $367,762 and $400,628 in 2015 and 2014, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $34,418 in 2016, $30,561 in 2017, $26,215 in 2018, $20,943 in 2019 and $16,722 in 2020.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $28,967 and $54,414, respectively as of December 31, 2015 and 2014. The estimated accretion for the next five years is $2,327 in 2016, $1,978 in 2017, $1,970 in 2018, $1,663 in 2019 and $1,494 in 2020.
The Company completed the following acquisitions and build-to-suit transactions during 2015 and 2014:
2015:

							Real Estate Intangible
Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value
Land/Infrastructure	Venice, FL	January 2015	$16,850	01/2055	$4,696	$11,753	$401
Office	Auburn Hills, MI	March 2015	40,025	03/2029	4,416	30,012	5,597
Industrial	Houston, TX	March 2015	28,650	03/2035	4,674	19,540	4,436
Industrial	Brookshire, TX	March 2015	22,450	03/2035	2,388	16,614	3,448
Industrial	Canton, MS	March 2015	89,300	02/2027	5,077	71,289	12,934
Industrial	Thomson, GA	May 2015	10,144	05/2030	909	7,746	1,489
Industrial	Oak Creek, WI	July 2015	22,139	06/2035	3,015	15,300	3,824
Industrial	Richland, WA	November 2015	152,000	08/2035	1,293	126,947	23,760
Office	Richmond, VA	December 2015	109,544	08/2030	7,331	88,021	14,192
			$491,102		$33,799	$387,222	$70,081

Weighted-average life of intangible assets (years)							16.8

2014:

							Real Estate Intangible
Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value
Industrial	Rantoul, IL	January 2014	$41,277	10/2033	$1,304	$32,562	$7,411
Office	Parachute, CO	January 2014	13,928	10/2032	1,400	10,751	1,777
Office	Rock Hill, SC	March 2014	24,715	03/2034	1,601	18,989	4,125
Industrial	Lewisburg, TN	May 2014	13,320	03/2026	173	10,865	2,282
Industrial	North Las Vegas, NV	May 2014	28,249	09/2034	3,244	21,444	3,561
Industrial	Bingen, WA	May 2014	20,391	05/2024	—	18,075	2,316
Land	New York, NY	October 2014	30,426	10/2113	22,000	—	8,426
Rehab Hospital	Vineland, NJ	October 2014	19,100	02/2043	2,698	12,790	3,612
Industrial	Anniston, AL	December 2014	20,907	11/2029	1,201	16,771	2,935
			$212,313		$33,621	$142,247	$36,445

Weighted-average life of intangible assets (years)							37.5

The Company recognized aggregate acquisition and pursuit expenses of $2,404 and $1,901 in 2015 and 2014, respectively, which are included in property operating expenses within the Company's Consolidated Statements of Operations.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

As of December 31, 2015, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Acquisition/ Completion Date	GAAP Investment Balance as of 12/31/15
Anderson, SC	Industrial	1,325,000	$70,012	20	2Q 16	$23,826
Lake Jackson, TX	Office	664,000	166,164	20	4Q 16	62,353
Charlotte, NC	Office	201,000	62,445	15	1Q 17	9,223
		2,190,000	$298,621			$95,402

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of December 31, 2015 and 2014, the Company's aggregate investment in development arrangements was $95,402 and $106,238, respectively, which includes $2,726 and $2,828 of interest capitalized, respectively, and is presented as investments in real estate under construction in the accompanying Consolidated Balance Sheets.

(5)	Property Dispositions and Discontinued Operations

For the years ended December 31, 2015, 2014 and 2013, the Company disposed of its interests in certain properties (excluding Greenville, South Carolina in 2014, see note 7) generating aggregate net proceeds of $156,461, $226,375 and $75,519, respectively, which resulted in gains on sales of $24,884, $57,507 and $24,472, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recognized net debt satisfaction gains (charges) relating to these properties of $21,504, $(312) and $8,905, respectively. The results of operations for properties disposed of in 2015, that were not classified as held for sale as of December 31, 2014, are included within continuing operations in the consolidated financial statements in accordance with recent guidance issued by the FASB.

At December 31, 2015, the Company had two properties classified as held for sale.

Assets and liabilities of held for sale properties as of December 31, 2015 consisted of the following:

Assets:
Real estate, at cost	$16,590
Real estate, intangible assets	10,786
Accumulated depreciation and amortization	(4,069)
Deferred rent receivable	1,118
$24,425
Liabilities:
Other	$32
Mortgage payable	8,373
$8,405

(6)	Impairment of Real Estate Investments

The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2015, 2014 and 2013, the Company recognized aggregate impairment charges of $36,832, $34,833 and $21,640, respectively, on real estate assets classified in continuing operations. The Company determined that the expected undiscounted cash flows based upon revised estimated holding periods of certain assets were below the current carrying values.

During 2014 and 2013, the Company recognized $13,767 and $12,920, respectively, of impairment charges in discontinued operations, relating to real estate assets that were ultimately disposed of below their carrying value.

(7)	Loans Receivable

As of December 31, 2015 and 2014, the Company's loans receivable were comprised primarily of first and second mortgage loans and mezzanine loans on real estate.
The following is a summary of our loans receivable as of December 31, 2015 and 2014:

	Loan carrying value(1)
Loan	12/31/2015	12/31/2014	Interest Rate	Maturity Date
Westmont, IL(2)	$—	$12,152	6.45%	10/2015
Southfield, MI(3)	—	3,296	4.55%	02/2015
Oklahoma City, OK(4)	8,501	—	11.50%	03/2016
Austin, TX	—	2,800	16.00%	10/2018
Kennewick, WA	85,505	85,254	9.00%	05/2022
Other	1,865	2,133	8.00%	2021-2022
	$95,871	$105,635

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
In 2015, the Company acquired the office property collateral and $2,521 of cash collateral and received $1,400 in full settlement of its claim against the borrower. The Company recognized a loan loss of $13,939 during 2013. During 2014 and 2013, the Company recognized $1,284 and $1,737, respectively, of interest income relating to the impaired loan.

(3)
In 2015, the Company acquired the office property collateral from the borrower. The Company recorded a $2,500 loan loss in 2014 as the Company determined it was probable that it would not collect the amount owed at maturity. During 2015 and 2014, the Company recognized $14 and $468, respectively, of interest income relating to the impaired loan.

(4)	In 2015, the Company loaned a tenant-in-common $8,420. The loan is secured by the tenant-in-common's interest in an office property in which the Company has a 40% interest.

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

The Company's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of December 31, 2015, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(8)	Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 and non-recurring basis during the year ended December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4	$—	$4	$—
Impaired real estate assets*	$3,015	$—	$—	$3,015
Interest rate swap liabilities	$(1,943)	$—	$(1,943)	$—
*Represents a non-recurring fair value measurement.

		Fair Value Measurements Using
Description	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,153	$—	$1,153	$—
Impaired real estate assets*	$25,679	$—	$—	$25,679
Impaired loan receivable*	$3,296	$—	$—	$3,296
Interest rate swap liabilities	$(749)	$—	$(749)	$—
*Represents a non-recurring fair value measurement.

The majority of the inputs used to value the Company's interest rate swap asset (liability) fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2015 and 2014, the Company determined that the credit valuation adjustment relative to the overall interest rate swap asset (liability) is not significant. As a result, the entire interest rate swap asset (liability) has been classified in Level 2 of the fair value hierarchy.

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

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$95,871	$103,014	$105,635	$105,061

Liabilities
Debt	$2,204,199	$2,164,571	$2,092,675	$2,091,364

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company estimates the fair values of its loans receivable utilizing Level 3 inputs by using an estimated discounted cash flow analysis consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use and/or the estimated value of the underlying collateral.

The fair value of the Company's debt is primarily estimated utilizing Level 3 inputs by using a discounted cash flow analysis, based upon estimates of market interest rates. The Company determines the fair value of its Senior Notes and 6.00% Convertible Guaranteed Notes using market prices. The inputs used in determining the fair value of these notes are categorized as Level 1 due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized as Level 2 if trading volumes are low.

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

(9)	Investment in and Advances to Non-Consolidated Entities
As of December 31, 2015, the Company had ownership interests ranging from 15% to 40% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $47,621 at December 31, 2015 (the Company's proportionate share was $8,591) with rates ranging from 3.7% to 4.7%. In 2015, the Company invested $5,613 in the Oklahoma City tenant-in-common. The Company's contribution, together with the other tenant-in-common's contribution, was used to satisfy the related maturing mortgage loan.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of December 31, 2015, the Company had a 25% interest in the joint venture. The anticipated total construction cost is $86,491. The Company is providing construction financing to the joint venture up to $56,686 of which $8,519 has been funded as of December 31, 2015. Upon completion, the property will be net leased for a 20-year term.
In August 2013, the Company invested $5,000 in a joint venture, which acquired the fee interest and the related office building improvements of a property in Baltimore, Maryland. In November 2015, the Company's interest in the joint venture was redeemed in exchange for a distribution to the Company of the fee interest, which is subject to a long-term ground lease with the leaseholder.

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

LRA earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $223, $348 and $512 for the years ended December 31, 2015, 2014 and 2013, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(10)	Mortgages and Notes Payable
The Company, through property owner subsidiaries, had outstanding mortgages and notes payable of $882,952 and $945,216 as of December 31, 2015 and 2014, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at December 31, 2015 and the mortgages and notes payable mature between 2016 and 2028. Interest rates, including imputed rates, ranged from 2.2% to 8.5% at December 31, 2014. The weighted-average interest rate at December 31, 2015 and 2014 was approximately 4.9% and 5.2%, respectively.

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

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55% (previously 0.95% to 1.725%). At December 31, 2015, the unsecured revolving credit facility had $177,000 outstanding and availability of $223,000, subject to covenant compliance.

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

The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which the Company was in compliance with at December 31, 2015.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.
Scheduled principal and balloon payments for mortgages, including a held for sale property, notes payable, credit facility borrowings and term loans for the next five years and thereafter are as follows:

Year ending December 31,	Total
2016	$139,861
2017	95,505
2018	44,664
2019	283,347
2020	300,756
Thereafter	709,192
$1,573,325

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), net, excluding discontinued operations, of $4,122, $(7,016) and $(11,811) for the years ended December 31, 2015, 2014 and 2013, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $6,062, $3,441 and $2,397 in interest, including discontinued operations, for the years ended 2015, 2014 and 2013, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(11)	Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2015:

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
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. As of the date of filing this Annual Report, the notes have a conversion rate of 156.5514 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.39 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During 2015, 2014 and 2013, $3,828, $12,763 and $54,905 aggregate principal amount of the notes were converted for 519,664, 1,904,542 and 7,944,673 common shares and an aggregate cash payment of $529, $233 and $3,270 plus accrued and unpaid interest, respectively. The Company recognized aggregate debt satisfaction charges of $476, $2,436 and $13,536, during 2015, 2014 and 2013, respectively, relating to the conversions.

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes.

	6.00% Convertible Guaranteed Notes
Balance Sheets:	December 31, 2015	December 31, 2014
Principal amount of debt component	$12,400	$16,228
Unamortized discount	(220)	(564)
Carrying amount of debt component	$12,180	$15,664
Carrying amount of equity component	$(34,784)	$(33,160)
Effective interest rate	7.8%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$2,863	$10,432

Statements of Operations:	2015	2014	2013
6.00% Convertible Guaranteed Notes
Coupon interest	$765	$1,545	$2,296
Discount amortization	228	438	658
	$993	$1,983	$2,954

LCIF guarantees the obligations of the Company under the Senior Notes and the 6.00% Convertible Guaranteed Notes.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, were open for redemption at the Company's option commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of December 31, 2015 and 2014, there was $129,120 original principal amount of Trust Preferred Securities outstanding.

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2016	$—
2017(1)	12,400
2018	—
2019	—
2020	—
Thereafter	629,120
641,520
Debt discounts	(2,273)
$639,247

(1)	Although the 6.00% Convertible Guaranteed Notes mature in 2030, the notes can be put to the Company in 2017.

(12)	Derivatives and Hedging Activities

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

The Company has designated the interest rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on $505,000 of LIBOR-indexed variable-rate unsecured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. During 2015, the Company extended the maturity date of the $505,000 of LIBOR-indexed variable-rate unsecured term loans to August 2020 ($250,000) and January 2021 ($255,000). The extension of these term loans had no impact on the effectiveness of the corresponding cash flow hedges. In 2012, the Company settled the 2008 interest rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which was amortized into earnings on a straight-line basis through February 2013.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the aggregate $505,000 term loans. During the next 12 months, the Company estimates that an additional $2,928 will be reclassified as an increase to interest expense if the swaps remain outstanding.

As of December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2015 and 2014.

	As of December 31, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Asset	Other Assets	$4	Other Assets	$1,153
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(1,943)	Accounts Payable and Other Liabilities	$(749)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2015 and 2014:

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative (Effective Portion) December 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) December 31,
Hedging Relationships	2015	2014		2015	2014
Interest Rate Swap	$(7,809)	$(9,560)	Interest expense	$5,466	$5,525

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2015, the Company had not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(13)     Leases
Lessor:
Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2016	$347,551
2017	328,659
2018	310,051
2019	282,296
2020	249,528
Thereafter	6,654,870
$8,172,955
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

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2016	$5,032
2017	4,987
2018	4,819
2019	4,313
2020	4,306
Thereafter	34,346
$57,803
Rent expense for the leasehold interests, including discontinued operations, was $868, $919 and $1,284 in 2015, 2014 and 2013, respectively.
The Company leases its corporate headquarters. The lease expires March 2026. The Company is responsible for its proportionate share of operating expenses and real estate taxes above a base year. In addition, the Company leases office space for its regional offices. The minimum lease payments for the Company's offices are $467 for 2016, $1,243 for 2017, $1,224 for 2018, $1,224 for 2019 and $1,224 for 2020 and $6,795 thereafter. Rent expense for 2015, 2014 and 2013 was $1,435, $1,356 and $1,338, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(14)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2015, 2014 and 2013, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(15)	Equity
Shareholders' Equity:

During 2015, 2014 and 2013, the Company issued 2,266,191, 2,600,795 and 36,012,313 common shares, respectively, through public offerings (only in 2013) and under its direct share purchase plan, which includes a dividend reinvestment component, raising net proceeds of approximately $20,797, $25,813 and $399,566 respectively. During 2013, the Company implemented an At-The-Market offering program under which the Company may issue up to $100,000 in common shares over the term of this program. The Company issued 3,409,927 common shares under this program during 2013 and generated aggregate gross proceeds of $36,884. No shares were sold under this program in 2015 or 2014. The proceeds from these issuances were primarily used for general working capital, to fund investments and retire indebtedness.
The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”), outstanding at December 31, 2015. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2015, each share is currently convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.
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
During 2015, 2014 and 2013, the Company issued 860,730, 37,678 and 1,893,409 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria (see note 16).
In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. This share repurchase program has no expiration date. During 2015, the Company repurchased 2,216,799 common shares at an average price of $8.29 per common share under this share repurchase program.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2013, the Company redeemed and retired the following shares of its preferred stock:

2013
7.55% Series D Cumulative Redeemable Preferred Stock:
Shares redeemed and retired	6,200,000
Redemption cost(1)	$155,621
Deemed dividend(2)	$5,230

(1)	Includes accrued and unpaid dividends.

(2)
Represents the difference between the redemption cost and historical GAAP cost. Accordingly, net income was adjusted for the deemed dividends to arrive at net income (loss) attributable to common shareholders.

Accumulated other comprehensive income (loss) as of December 31, 2015 and 2014 represented $(1,939) and $404, respectively, of unrealized gain on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Income (Loss)

Gains and Losses on Cash Flow Hedges
Balance December 31, 2014	$404
Other comprehensive loss before reclassifications	(7,809)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	5,466
Balance December 31, 2015	$(1,939)

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

During 2015, 2014 and 2013, 32,780, 29,086 and 202,241 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $165, $148 and $1,053, respectively.

As of December 31, 2015, there were approximately 3,393,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2015	2014	2013
Net income attributable to Lexington Realty Trust shareholders	$111,703	$93,104	$1,630
Transfers from noncontrolling interests:
Increase (decrease) in additional paid-in-capital for redemption of noncontrolling OP units	165	(858)	1,053
Change from net income attributable to shareholders and transfers from noncontrolling interests	$111,868	$92,246	$2,683

In July 2015 and 2014, the Company acquired a consolidated joint venture partner's interest in an office property in Philadelphia, Pennsylvania for $4,022 and $2,100, respectively, raising the Company's equity ownership in the office property to 100.0%. In July 2013, the Company acquired its consolidated joint venture partners' interest in an industrial facility in Long Island City, New York for a payment of $8,918, which was recorded as a distribution to the partner in accordance with GAAP.

(16)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. No common share options were issued in 2015, 2014 and 2013. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vested 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vested 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) was $8.00 or higher and vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE was $10.00 or higher, and (2) terminate on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options is exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company recognized compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. The Company recognized $480, $1,038 and $1,037 in compensation expense in 2015, 2014 and 2013 respectively. The Company does not have any unrecognized compensation costs relating to the outstanding options as of December 31, 2015. The intrinsic value of an option is the amount by which the market value of the underlying common share at the date the option is exercised exceeds the exercise price of the option. No options were exercised in 2015 and the total intrinsic value of options exercised for the years ended December 31, 2014 and 2013 were $2,780 and $8,607, respectively.
Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2012	3,480,080	$6.44
Exercised	(1,519,179)	5.77
Forfeited	(5,200)	7.47
Balance at December 31, 2013	1,955,701	6.95
Exercised	(594,791)	6.71
Forfeited	(10,500)	7.46
Balance at December 31, 2014 and 2015	1,350,410	$7.05
As of December 31, 2015, the aggregate intrinsic value of options that were outstanding and exercisable was $1,277.
Non-vested share activity for the years ended December 31, 2015 and 2014, is as follows:

	Number of Shares	Weighted-Average Value Per Share
Balance at December 31, 2013	2,521,046	$10.46
Vested	(537,003)	9.16
Forfeited	(13,658)	9.96
Balance at December 31, 2014	1,970,385	10.82
Granted	812,679	7.70
Vested	(413,714)	11.95
Balance at December 31, 2015	2,369,350	$9.55

During 2015, the Company granted to certain executive officers performance-based shares, which vest based on the Company’s total shareholder return growth after a three-year measurement period relative to an index (321,018 shares) and its peers (321,011 shares). Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. The fair value of the grants was determined at the grant date using a multifactor Monte Carlo simulation model. In addition, during 2015, the Company granted 170,650 non-vested common shares to certain employees which vest ratably over a three-year service period. Compensation expense is recognized over the requisite service period for all grants.
As of December 31, 2015, of the remaining 2,369,350 non-vested shares, 1,720,824 are subject to time-based vesting and 648,526 are subject to performance-based vesting. At December 31, 2015, there are 3,320,961 awards available for grant. The Company has $13,707 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 3.3 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2015 and 2014, there were 427,531 common shares in the trust.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $333, $299 and $298 of contributions are applicable to 2015, 2014 and 2013, respectively.
During 2015, 2014 and 2013, the Company recognized $8,201, $7,550 and $7,145, respectively, in expense relating to scheduled vesting and issuance of common share grants.

(17)	Related Party Transactions

The Company has an indemnity obligation to Vornado Realty Trust, one of its significant shareholders, with respect to actions by the Company that affect Vornado Realty Trust's status as a REIT.

All related party acquisitions, sales and loans were approved by the independent members of the Company's Board of Trustees or the Audit Committee.

The Company leases certain properties to entities in which Vornado Realty Trust, a significant shareholder, has an interest. During 2015, 2014 and 2013, the Company recognized $255, $255 and $744, respectively, in rental revenue, including discontinued operations, from these properties. The Company leases its corporate office from an affiliate of Vornado Realty Trust. Rent expense for this property was $1,323, $1,252 and $1,225 in 2015, 2014 and 2013, respectively.

In connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture investment in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provides that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds.  As of December 31, 2015, the joint venture has not received any such funds and the Company has not recorded any liability as it relates to this guaranty. The maximum amount of funds that would be subject to the guaranty obligation is $18,000.
In addition, in connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina, the Company agreed to reimburse the Chairman's affiliate up to approximately $7 for its expenses.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company's provision for income taxes for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013
Current:
Federal	$—	$145	$(1,445)
State and local	(645)	(1,130)	(1,593)
NOL utilized	—	—	586
Deferred:
Federal	59	(91)	(595)
State and local	18	(33)	(130)
	$(568)	$(1,109)	$(3,177)

Net deferred tax assets (liabilities) of $59 and $(19) are included in other assets (liabilities) on the accompanying Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. These net deferred tax assets (liabilities) relate primarily to differences in the timing of the recognition of income (loss) between GAAP and tax and net operating loss carry forwards.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2015	2014	2013
Federal provision at statutory tax rate (34%)	$65	$(43)	$164
State and local taxes, net of federal benefit	12	(9)	22
Other	(645)	(1,057)	(3,363)
	$(568)	$(1,109)	$(3,177)

For the years ended December 31, 2015, 2014 and 2013, the “other” amount is comprised primarily of state franchise taxes of $679, $1,183 and $1,280, respectively, the write-off of deferred tax liabilities (asset) of $0, $0 and $(150), respectively, and permanent differences of $0, $0, and $1,936, respectively, relating to the transfer of certain assets of the Company's taxable subsidiaries.

As of December 31, 2015 and 2014, the Company had estimated net operating loss carry forwards for income tax reporting purposes of $146 and $0, respectively, which will begin to expire in tax year 2035.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2015, is as follows:

	2015	2014	2013
Total dividends per share	$0.68	$0.67	$0.60
Ordinary income	63.07%	49.44%	35.53%
Qualifying dividend	—	0.05%	4.11%
Capital gain	—	—	2.09%
Return of capital	36.93%	50.51%	58.27%
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2015, is as follows:

	2015	2014	2013
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	100.00%	99.90%	85.14%
Qualifying dividend	—	0.10%	9.85%
Capital gain	—	—	5.01%
Return of capital	—	—	—%
	100.00%	100.00%	100.00%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

A summary of the average taxable nature of the Company's dividend on shares of its Series D Cumulative Redeemable Preferred Stock for the years in the three-year period ended December 31, 2015, is as follows:

	2015	2014	2013
Total dividends per share	$—	$—	$1.043368
Ordinary income	—	—	85.14%
Qualifying dividend	—	—	9.85%
Capital gain	—	—	5.01%
Return of capital	—	—	—%
	—	—	100.00%

(19)	Commitments and Contingencies

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
The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement.  The Company intends to vigorously defend the lender’s claim.  The Company filed a motion to dismiss on October 19, 2015 and a hearing is scheduled for March 16, 2016.
Other. Four of our executive officers have employment contracts and are entitled to severance benefits upon termination by the Company without cause or termination by the executive officer with good reason, in each case, as defined in the employment contract.

(20)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2015, 2014 and 2013, the Company paid $88,725, $100,080 and $92,788, respectively, for interest and $741, $859 and $4,666, respectively, for income taxes.

During 2015, 2014 and 2013, the Company sold its interests in certain properties, which included the assumption of the related non-recourse mortgage debt in the aggregate amount of $55,000, $30,140 and $40,356, respectively. In addition, during 2015, 2014 and 2013, the Company conveyed its interests in certain properties to its lenders in full satisfaction of the $47,528, $9,900 and $49,510, respectively, non-recourse mortgage notes payable.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(21)    Unaudited Quarterly Financial Data

	2015
	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Total gross revenues	$108,442	$110,333	$105,438	$106,626
Net income (loss)	$34,371	$50,207	$(5,200)	$35,513
Net income (loss) attributable to common shareholders	$31,829	$47,654	$(7,629)	$33,229
Net income (loss) attributable to common shareholders - basic per share	$0.14	$0.20	$(0.03)	$0.14
Net income (loss) attributable to common shareholders - diluted per share	$0.14	$0.20	$(0.03)	$0.14

	2014
	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Total gross revenues(1)	$104,016	$105,447	$106,572	$107,783
Net income	$1,814	$15,287	$42,177	$38,185
Net income (loss) attributable to common shareholders	$(839)	$12,743	$38,720	$35,700
Net income (loss) attributable to common shareholders - basic per share	$—	$0.05	$0.17	$0.15
Net income (loss) attributable to common shareholders - diluted per share	$—	$0.05	$0.17	$0.15
_____________
(1) All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2014, and properties classified as held for sale as of December 31, 2014, which are reflected in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly income (loss) attributable to common shareholders and per common share amounts may not equal the full year amounts primarily because the computations of amounts allocated to participating securities and the weighted-average number of common shares of the Company outstanding for each quarter and the full year are made independently.

(22)	Subsequent Events

Subsequent to December 31, 2015 and in addition to disclosures elsewhere in the financial statements, the Company:

•	acquired an industrial property in Detroit, Michigan for $29,680. The property is net leased for a 20-year term;

•	repurchased 951,792 common shares at an average price of $7.48 per share;

•	received $6,681 in connection with the sale of a non-consolidated office property in Russellville, Arkansas; and

•	obtained $57,500 15-year non-recourse financing, which bears interest at a 5.2% fixed interest rate and is secured by the Richmond, Virginia property.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Little Rock, AR	$—	$1,353	$2,260	$3,613	$545	Dec-06	1980	40
Office	Pine Bluff, AR	—	271	603	874	228	Sep-12	1964/1972/ 1988	3, 4 & 13
Office	Glendale, AZ	—	9,418	8,394	17,812	2,202	Sep-12	1986/1997/ 2000	7, 10, 20 & 24
Office	Phoenix, AZ	—	5,585	36,923	42,508	3,278	Dec-12	1986/2007	10, 15, 17, & 40
Office	Phoenix, AZ	—	4,666	24,856	29,522	9,515	May-00	1997	6, 9 & 40
Office	Tempe, AZ	—	—	13,086	13,086	1,505	Sep-12	1998	5, 7, 10, 11, 15 & 36
Office	Tempe, AZ	7,185	—	9,442	9,442	2,884	Dec-05	1998	30 & 40
Office	Tucson, AZ	—	681	4,037	4,718	580	Sep-12	1988	7, 10 & 30
Office	Lake Forest, CA	—	3,442	13,769	17,211	4,747	Mar-02	2001	40
Office	Los Angeles, CA	—	5,110	12,158	17,268	7,250	Dec-04	2000	10, 13 & 40
Office	Palo Alto, CA	48,512	12,398	16,977	29,375	19,420	Dec-06	1973/1982	40
Office	Centenial, CO	—	4,851	15,239	20,090	5,889	May-07	2001	10 & 40
Office	Englewood, CO	—	2,207	27,851	30,058	2,857	Apr-13	2013	15, 19 & 40
Office	Lakewood, CO	—	1,569	10,286	11,855	6,102	Apr-05	2002	2, 3, 12, 15 & 40
Office	Louisville, CO	—	3,657	11,217	14,874	3,069	Sep-08	1987/2007	8, 9, 12 & 40
Office	Parachute, CO	—	1,400	10,751	12,151	581	Jan-14	2012	19, 24 & 40
Office	Wallingford, CT	—	1,049	4,773	5,822	1,652	Dec-03	1977/1993	8 & 40
Office	Boca Raton, FL	19,624	4,290	17,160	21,450	5,524	Feb-03	1983/2002	40
Office	Lake Mary, FL	—	4,438	15,271	19,709	5,302	Jun-07	1999	3, 4, 7, 10, 15 & 40
Office	Lake Mary, FL	—	4,535	14,939	19,474	5,298	Jun-07	1996	3, 4, 7, 10, 18 & 40
Office	Orlando, FL	9,471	3,538	9,844	13,382	5,361	Jan-07	2003	5, 6, 12, 15 & 40
Office	Palm Beach Gardens, FL	—	787	3,732	4,519	1,502	May-98	1996	5 - 40
Office	Tampa, FL	—	146	559	705	36	Dec-13	1999	20 & 35
Office	Tampa, FL	—	895	5,496	6,391	322	Dec-13	1999	20 & 38
Office	Tampa, FL	—	2,018	7,993	10,011	1,327	Sep-12	1986	8, 25 & 27
Office	Tampa, FL	—	398	1,571	1,969	100	Dec-13	2014	14, 20 & 40
Office	McDonough, GA	—	1,443	11,433	12,876	1,443	Sep-12	1999	3, 10, 11 & 38
Office	McDonough, GA	—	693	6,405	7,098	858	Sep-12	2007	6, 11 & 40
Office	Meridian, ID	9,322	2,255	7,797	10,052	1,339	Sep-12	2004	7 & 37
Office	Lisle, IL	9,449	3,236	13,854	17,090	4,124	Dec-06	1984	2, 3, 5, 20 & 40
Office	Schaumburg, IL	—	5,007	22,340	27,347	3,247	Oct-13	1979/1989/ 2010	7, 9, 20 & 30
Office	Columbus, IN	20,986	235	45,729	45,964	17,497	Dec-06	1980/2006	40
Office	Fishers, IN	—	2,808	19,373	22,181	5,831	Jun-07	1999	3 - 40
Office	Indianapolis, IN	—	1,700	18,491	20,191	12,977	Apr-05	1999	5, 6 - 40
Office	Lenexa, KS	9,463	2,828	6,075	8,903	961	Sep-12	2004	7, 12 & 37
Office	Lenexa, KS	36,666	6,909	41,684	48,593	11,083	Jul-08	2007	5, 12, 13,14, 15 & 40
Office	Overland Park, KS	34,134	4,769	41,956	46,725	12,979	Jun-07	1980/2005	12 & 40
Office	Baton Rouge, LA	—	1,252	11,085	12,337	3,889	May-07	1997	3, 4, 6 & 40
Office	Boston, MA	12,302	3,814	16,040	19,854	3,653	Mar-07	1910	10 & 40
Office	Oakland, ME	8,850	551	8,774	9,325	1,201	Sep-12	2005	8, 12 & 40
Office	Auburn Hills, MI	—	4,416	30,012	34,428	1,211	Mar-15	2014	6, 14 & 25
Office	Livonia, MI	—	935	13,714	14,649	2,256	Sep-12	1987/1988/ 1990	2 - 34
Office	Kansas City, MO	16,271	2,433	20,154	22,587	6,215	Jun-07	1963/2003	12 & 40
Office	St Joseph, MO	—	607	14,004	14,611	1,472	Sep-12	2012	15 & 40
Office	Pascagoula, MS	—	618	3,677	4,295	587	Sep-12	1995	1, 9 & 31
Office	Omaha, NE	7,608	2,566	8,324	10,890	2,564	Nov-05	1995	30 & 40
Office	Omaha, NE	—	2,058	32,343	34,401	1,928	Dec-13	2013	20 & 40
Office	Rockaway, NJ	—	4,646	23,143	27,789	5,695	Dec-06	2002/2004/ 2015	12, 20 & 40
Office	Wall, NJ	17,536	8,985	26,961	35,946	12,569	Jan-04	1983	22 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Whippany, NJ	13,700	4,063	19,711	23,774	7,397	Nov-06	2006/2008	20 & 40
Office	Las Vegas, NV	—	12,099	53,164	65,263	12,229	Dec-06	1983/1994	40
Office	Columbus, OH	—	1,594	10,481	12,075	1,310	Dec-10	2005	40
Office	Columbus, OH	—	432	2,773	3,205	312	Jul-11	1999/2006	40
Office	Milford, OH	—	3,124	16,140	19,264	5,755	Jun-07	1991	5 - 40
Office	Westerville, OH	—	2,085	9,411	11,496	2,853	May-07	2000	5 & 40
Office	Eugene, OR	—	1,541	13,098	14,639	1,374	Dec-12	2012	7, 12, 15, 25 & 40
Office	Redmond, OR	—	2,064	8,316	10,380	1,196	Sep-12	2004	6, 13 & 40
Office	Harrisburg, PA	—	900	11,310	12,210	7,924	Apr-05	1998	2, 5, 9,10, 15, 20 & 40
Office	Jessup, PA	—	2,520	17,678	20,198	2,391	Aug-12	2012	13, 15 & 40
Office	Philadelphia, PA	—	13,209	56,520	69,729	32,966	Jun-05	1957/1997	4 - 40
Office	Charleston, SC	7,185	1,189	8,724	9,913	3,467	Nov-06	2006	40
Office	Florence, SC	—	774	3,629	4,403	412	Feb-12	2012	12 & 40
Office	Fort Mill, SC	—	3,601	15,340	18,941	4,953	Dec-02	2002	5, 11, 20 & 40
Office	Fort Mill, SC	—	1,798	26,038	27,836	15,322	Nov-04	2004	11, 15 & 40
Office	Rock Hill, SC	—	551	4,313	4,864	503	May-11	2006	40
Office	Rock Hill, SC	—	1,601	21,000	22,601	1,053	Mar-14	2013/2015	18, 20 & 40
Office	Kingsport, TN	—	513	403	916	155	Sep-12	1981	5, 6 & 14
Office	Knoxville, TN	—	1,079	11,351	12,430	6,248	Mar-05	1997	9, 10, 11, 14 & 40
Office	Knoxville, TN	—	621	6,282	6,903	925	Sep-12	2002	1, 5, 7 & 40
Office	Memphis, TN	3,555	467	4,467	4,934	1,681	Nov-06	1871/1999	20 & 40
Office	Memphis, TN	—	5,291	97,032	102,323	22,742	Dec-06	1985/2007	13 & 40
Office	Allen, TX	—	5,591	25,421	31,012	7,195	May-11	1981/1983	6, 7, 11 & 25
Office	Arlington, TX	—	1,274	15,309	16,583	1,961	Sep-12	2003	1, 10, 12 & 40
Office	Carrollton, TX	—	1,789	18,157	19,946	8,645	Jun-04	2003	19 & 40
Office	Carrollton, TX	—	2,599	22,050	24,649	7,893	Jun-07	2003	8 & 40
Office	Carrollton, TX	—	828	—	828	—	Jun-07	N/A	N/A
Office	Farmers Branch, TX	18,380	3,984	27,308	31,292	10,137	Jun-07	2000	40
Office	Garland, TX	—	1,161	833	1,994	—	Sep-12	1980	1
Office	Houston, TX	—	1,875	10,675	12,550	6,745	Apr-05	2000	5, 10, 13 & 40
Office	Houston, TX	—	1,875	10,959	12,834	6,824	Apr-05	2000	4, 13, 20 & 40
Office	Houston, TX	—	16,613	63,770	80,383	15,753	Mar-04	1976/1984	10 & 40
Office	Houston, TX	—	800	26,962	27,762	18,618	Apr-05	2000	1, 10, 11 & 40
Office	Houston, TX	—	481	2,352	2,833	187	Dec-13	2002	11, 20 & 31
Office	Irving, TX	—	4,889	29,738	34,627	10,532	Jun-07	1999	10, 12 & 40
Office	Irving, TX	—	7,476	45,985	53,461	17,532	May-07	2003	6 - 40
Office	Mission, TX	—	2,556	2,911	5,467	635	Sep-12	2003	3, 8 & 35
Office	San Antonio, TX	—	2,800	15,619	18,419	11,534	Apr-05	2000	6, 10, 11 & 40
Office	Temple, TX	7,463	227	8,181	8,408	1,462	Sep-12	2001	3, 10, 12 & 40
Office	Westlake, TX	—	2,361	23,572	25,933	9,510	May-07	2001	4 - 40
Office	Hampton, VA	—	2,333	11,354	13,687	4,463	Mar-00	1999	2, 5, 10, 15 & 40
Office	Herndon, VA	—	5,127	24,640	29,767	9,215	Dec-99	1987	9 - 40
Office	Herndon, VA	—	9,409	14,477	23,886	5,056	Jun-07	1985/1999	10, 25 & 40
Office	Midlothian, VA	—	1,100	12,685	13,785	7,073	Apr-05	2000	6, 7, 15 & 40
Office	Richmond, VA	—	7,331	88,021	95,352	345	Dec-15	2015	10, 13 & 25
Office	Bremerton, WA	5,534	1,655	5,445	7,100	917	Sep-12	2002	4, 13 & 40
Office	Huntington, WV	6,500	1,368	9,527	10,895	1,270	Jan-12	2011	14 & 40
Industrial	Anniston, AL	—	1,201	16,771	17,972	790	Dec-14	2,014	8, 15 & 24
Industrial	Moody, AL	—	654	9,943	10,597	6,205	Feb-04	2004	15 & 40
Industrial	Orlando, FL	—	1,030	10,869	11,899	2,758	Dec-06	1980	40
Industrial	Tampa, FL	—	2,160	8,431	10,591	5,905	Jul-88	1986	9 - 40
Industrial	Lavonia, GA	7,676	171	7,657	7,828	722	Sep-12	2005	8, 12 & 40
Industrial	McDonough, GA	22,224	2,463	24,291	26,754	5,859	Dec-06	2000/2007	40
Industrial	Thomson, GA	—	909	7,746	8,655	249	May-15	2015	8, 15 & 25

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Industrial	Des Moines, IA	—	1,528	14,247	15,775	1,953	Sep-12	2000	5, 11 & 34
Industrial	Dubuque, IA	9,055	2,052	8,443	10,495	2,755	Jul-03	2001	11, 12 & 40
Industrial	Rantoul, IL	—	1,304	32,562	33,866	1,789	Jan-14	2013	20, 21 & 40
Industrial	Rockford, IL	—	371	2,573	2,944	666	Dec-06	1998	40
Industrial	Rockford, IL	—	509	5,289	5,798	1,305	Dec-06	1992	40
Industrial	Plymouth, IN	5,807	254	8,110	8,364	971	Sep-12	2000/2003	3, 6, 12, 15 & 34
Industrial	Dry Ridge, KY	—	560	12,553	13,113	4,580	Jun-05	1988/1992	22 & 40
Industrial	Elizabethtown, KY	—	352	4,862	5,214	1,774	Jun-05	2001	25 & 40
Industrial	Elizabethtown, KY	—	890	26,868	27,758	9,804	Jun-05	1995/2001	25 & 40
Industrial	Hopkinsville, KY	—	631	16,154	16,785	6,234	Jun-05	Various	25 & 40
Industrial	Owensboro, KY	—	393	11,956	12,349	4,984	Jun-05	1998/2000	25 & 40
Industrial	Owensboro, KY	—	819	2,439	3,258	860	Dec-06	1975/1995	40
Industrial	Shreveport, LA	19,000	860	21,840	22,700	4,800	Mar-07	2006	40
Industrial	Shreveport, LA	—	1,078	10,134	11,212	1,305	Jun-12	2012	8,10 & 40
Industrial	North Berwick, ME	4,810	1,383	35,659	37,042	7,713	Dec-06	1965/1980/ 2015	10, 25 & 40
Industrial	Kalamazoo, MI	—	1,942	14,169	16,111	1,898	Sep-12	1999/2004	8, 9 & 40
Industrial	Marshall, MI	—	40	2,236	2,276	854	Aug-87	1979	9, 10, 12, 15, 20 & 40
Industrial	Marshall, MI	—	143	4,302	4,445	1,575	Sep-12	1968/1972/ 2008	4, 6 & 10
Industrial	Plymouth, MI	—	2,296	13,608	15,904	5,124	Jun-07	1996/1998	30 & 40
Industrial	Temperance, MI	—	3,040	14,924	17,964	4,139	Jun-07	1978/1993	2, 5, & 40
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	204	Sep-12	2003	3, 29 & 40
Industrial	Byhalia, MS	15,000	1,006	35,825	36,831	2,912	May-11	2011/2015	25 & 40
Industrial	Canton, MS	—	5,077	71,289	76,366	2,590	Mar-15	2015	8, 12, 25 & 51
Industrial	Olive Branch, MS	—	198	10,276	10,474	6,771	Dec-04	1989	8, 15 & 40
Industrial	Franklin, NC	—	296	1,320	1,616	211	Sep-12	1996	2, 8 & 29
Industrial	Henderson, NC	—	1,488	5,953	7,441	2,102	Nov-01	1998/2006	40
Industrial	High Point, NC	—	1,330	11,183	12,513	5,688	Jul-04	2002	18 & 40
Industrial	Lumberton, NC	—	405	12,049	12,454	3,488	Dec-06	1998/2006	40
Industrial	Shelby, NC	—	1,421	18,862	20,283	3,180	Jun-11	2011	11, 20 & 40
Industrial	Statesville, NC	—	891	16,771	17,662	4,561	Dec-06	1999/2002	3, 15 & 40
Industrial	Durham, NH	—	3,464	18,094	21,558	5,320	Jun-07	1986/2003	40
Industrial	Erwin, NY	7,887	1,648	12,355	14,003	1,371	Sep-12	2006	4, 8, 10 & 34
Industrial	Long Island City, NY	49,144	—	42,624	42,624	8,042	Mar-13	2013	15
Industrial	North Las Vegas, NV	—	3,244	21,732	24,976	1,053	Jul-13	2014	19, 20 & 40
Industrial	Chillicothe, OH	—	735	9,021	9,756	1,886	Oct-11	1995/1998	6, 15 & 26
Industrial	Cincinnati, OH	—	1,049	8,784	9,833	2,174	Dec-06	1991	10, 14 & 40
Industrial	Columbus, OH	—	1,990	10,580	12,570	3,131	Dec-06	1973	40
Industrial	Glenwillow, OH	15,326	2,228	24,530	26,758	5,979	Dec-06	1996	40
Industrial	Hebron, OH	—	1,063	4,581	5,644	1,516	Dec-97	1999	10, 15 & 40
Industrial	Hebron, OH	—	1,681	7,854	9,535	2,857	Dec-01	2000	1, 2, 3, 5, 10,15 & 40
Industrial	Streetsboro, OH	17,626	2,441	25,092	27,533	7,238	Jun-07	2004	12, 20, 25 & 40
Industrial	Bristol, PA	—	2,508	15,863	18,371	6,020	Mar-98	1982/1997	10, 16, 30 & 40
Industrial	Chester, SC	8,738	1,629	8,470	10,099	1,031	Sep-12	2001/2005	9, 13 & 34
Industrial	Duncan, SC	—	884	8,626	9,510	1,945	Jun-07	2005/2008	40
Industrial	Laurens, SC	—	5,552	21,559	27,111	5,980	Jun-07	1991/1993	2, 4, 5, 20 & 40
Industrial	Collierville, TN	—	714	4,783	5,497	1,951	Dec-05	2005/2012	9, 14, 21 & 40
Industrial	Crossville, TN	—	545	6,999	7,544	3,512	Jan-06	1989/2006	17 & 40
Industrial	Franklin, TN	—	—	5,673	5,673	1,659	Sep-12	1970/1983	1, 4 & 12
Industrial	Lewisburg, TN	—	173	10,865	11,038	565	May-14	2014	12, 18 & 34
Industrial	Memphis, TN	—	1,054	11,538	12,592	11,414	Feb-88	1987	8 &15
Industrial	Memphis, TN	—	1,553	12,326	13,879	3,412	Dec-06	1973	40
Industrial	Millington, TN	—	723	19,383	20,106	10,163	Apr-05	1997	9, 10, 16 & 40
Industrial	Brookshire, TX	—	2,388	16,614	19,002	583	Mar-15	1999/2001	5, 20 & 25

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Industrial	Houston, TX		—	4,674	19,540	24,214	1,603	Mar-15	1962	5, 10 & 20
Industrial	Waxahachie, TX		—	652	13,045	13,697	9,926	Dec-03	1996/2001	10, 16 & 40
Industrial	Winchester, VA		—	3,823	12,276	16,099	3,396	Jun-07	2001	4 & 40
Industrial	Bingen, WA		—	—	18,075	18,075	1,475	May-14	2014	10, 13 & 40
Industrial	Richland, WA		110,000	1,293	126,947	128,240	876	Nov-15	2015	10, 20 & 25
Industrial	Oak Creek, WI		—	3,015	15,300	18,315	287	Jul-15	2015	10,20, & 25
Land/Infrastructure	Venice, FL		—	4,696	11,753	16,449	2,123	Jan-15	1995	5 & 12
Land/Infrastructure	Clive, IA		—	371	—	371	—	Jun-04	N/A	N/A
Land/Infrastructure	Baltimore, MD		—	4,605	—	4,605	—	Dec-06	N/A	N/A
Land/Infrastructure	Baltimore, MD		—	5,000	—	5,000	—	Dec-15	N/A	N/A
Land/Infrastructure	New York, NY	(1)	—	65,218	—	65,218	—	Oct-13	N/A	N/A
Land/Infrastructure	New York, NY	(1)	213,301	73,148	—	73,148	—	Oct-13	N/A	N/A
Land/Infrastructure	New York, NY	(1)	—	86,569	—	86,569	—	Oct-13	N/A	N/A
Land/Infrastructure	New York, NY		29,193	22,000	—	22,000	—	Oct-14	N/A	N/A
Land/Infrastructure	Houston, TX		—	15,055	57,949	73,004	4,960	Mar-13	Various	11, 12, 16 & 35
Land/Infrastructure	Missouri City, TX		—	14,555	5,895	20,450	3,088	Apr-12	N/A	7
Land/Infrastructure	Danville, VA		—	3,454	—	3,454	—	Oct-13	N/A	N/A
Multi-tenanted	Phoenix, AZ		—	1,831	15,211	17,042	3,502	Nov-01	1981/2009	5 - 40
Multi-tenanted	Palm Beach Gardens, FL		—	4,066	21,638	25,704	7,527	May-98	1996	5 - 40
Multi-tenanted	Honolulu, HI		—	8,259	7,363	15,622	1,759	Dec-06	1979/2002	2, 5 & 40
Multi-tenanted	Westmont, IL		—	7,812	1,178	8,990	24	Jul-15	1988	25
Multi-tenanted	Foxboro, MA		—	2,231	25,662	27,893	14,355	Dec-04	1982/1987	1, 16 & 40
Multi-tenanted	Southfield, MI		—	—	15,434	15,434	7,840	Jul-04	1966/1982	7, 16, 25 & 40
Multi-tenanted	Bridgeton, MO		—	603	1,271	1,874	51	Dec-06	1981	3 & 32
Multi-tenanted	Bridgewater, NJ	(2)	14,118	1,415	6,802	8,217	438	Dec-06	1985/2004	8, 15 & 40
Multi-tenanted	Canonsburg, PA		—	1,705	10,910	12,615	4,189	May-07	1996	8 & 40
Multi-tenanted	Florence, SC		—	3,235	13,141	16,376	4,540	May-04	1998	10, 15, 20 & 40
Multi-tenanted	Antioch, TN		—	3,847	12,569	16,416	1,840	May-07	1999	5 - 40
Multi-tenanted	Arlington, TX		—	589	6,382	6,971	830	Sep-12	2003	1, 12 & 40
Retail/Specialty	Manteca, CA		834	2,082	6,464	8,546	1,680	May-07	1993	23 & 40
Retail/Specialty	San Diego, CA		532	—	13,310	13,310	2,961	May-07	1993	23 & 40
Retail/Specialty	Albany, GA		—	1,468	5,137	6,605	344	Oct-13	2013	15 & 40
Retail/Specialty	Atlanta, GA		—	1,014	269	1,283	297	Dec-06	1972	40
Retail/Specialty	Atlanta, GA		—	870	187	1,057	242	Dec-06	1975	40
Retail/Specialty	Chamblee, GA		—	770	186	956	237	Dec-06	1972	40
Retail/Specialty	Cumming, GA		—	1,558	1,368	2,926	666	Dec-06	1968/1982	40
Retail/Specialty	Forest Park, GA		—	668	1,242	1,910	446	Dec-06	1969	40
Retail/Specialty	Jonesboro, GA		—	778	146	924	213	Dec-06	1971	40
Retail/Specialty	Stone Mountain, GA		—	672	276	948	219	Dec-06	1973	40
Retail/Specialty	Galesburg, IL		468	560	2,366	2,926	714	May-07	1992	12 & 40
Retail/Specialty	Lawrence, IN		—	404	1,737	2,141	399	Dec-06	1983	40
Retail/Specialty	Jefferson, NC		—	71	884	955	230	Dec-06	1981	40
Retail/Specialty	Lexington, NC		—	832	1,429	2,261	322	Dec-06	1981	40
Retail/Specialty	Thomasville, NC		—	208	561	769	73	Dec-06	1993	40
Retail/Specialty	Vineland, NJ		—	2,698	12,790	15,488	505	Oct-14	2003	3, 28 & 40
Retail/Specialty	Portchester, NY		—	3,841	5,246	9,087	869	Dec-06	1982	40
Retail/Specialty	Watertown, NY		785	386	5,162	5,548	1,414	May-07	1993	23 & 40
Retail/Specialty	Canton, OH		—	884	3,534	4,418	1,248	Nov-01	1995	40
Retail/Specialty	Franklin, OH		—	213	262	475	6	Dec-06	1961/1978	24 & 32
Retail/Specialty	Lorain, OH		1,181	1,893	7,024	8,917	1,827	May-07	1993	23 & 40
Retail/Specialty	Lawton, OK		—	663	1,288	1,951	441	Dec-06	1984	40
Retail/Specialty	Oklahoma City, OK		—	1,782	912	2,694	448	Sep-12	1991/1996	5 & 13
Retail/Specialty	Tulsa, OK		—	445	2,433	2,878	2,405	Dec-96	1981	14 & 24
Retail/Specialty	Chattanooga, TN		—	487	956	1,443	121	Dec-06	1983/1995	40
Retail/Specialty	Paris, TN		—	247	547	794	180	Dec-06	1982	40
Retail/Specialty	Staunton, VA		—	1,028	326	1,354	97	Dec-06	1971	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Retail/Specialty	Edmonds, WA	—	—	3,947	3,947	1,079	Dec-06	1981	40
Retail/Specialty	Fairlea, WV	551	501	1,985	2,486	490	May-07	1993/1999	12 & 40
Construction in progress		—	—	—	8,552	—

		$882,952	$743,125	$3,038,034	$3,789,711	$812,207

(1)	Properties are cross-collateralized.

(2)	Loan is in default as of December 31, 2015.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2015 for federal income tax purposes was approximately $4.6 billion.

	2015	2014	2013
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,671,560	$3,812,294	$3,564,466
Additions during year	478,717	210,143	492,437
Properties sold during year	(332,670)	(282,143)	(212,771)
Properties impaired during the year	(11,306)	(65,426)	(31,741)
Other reclassifications	(16,590)	(3,308)	(97)
Balance at end of year	$3,789,711	$3,671,560	$3,812,294

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$795,486	$775,617	$738,068
Depreciation and amortization expense	124,618	119,156	122,057
Accumulated depreciation and amortization of properties sold and impaired during year	(106,268)	(98,698)	(84,508)
Other reclassifications	(1,629)	(589)	—
Balance at end of year	$812,207	$795,486	$775,617

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting is effective as of December 31, 2015.
Attestation Report of our Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG LLP, which audited the financial statements included in this Annual Report on Form 10-K that contain the disclosure required by this Item, independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP has issued an attestation report on our internal control over financial reporting, which is included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
Management's assessment of the overall effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In May 2013 an updated framework was issued.  We have integrated the changes prescribed by the Internal Control-Integrated Framework (2013) into our internal controls over financial reporting during fiscal year 2014. There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following sets forth certain information relating to our executive officers:

Name	Business Experience
E. Robert Roskind Age 70
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

Richard J. Rouse Age 70
Mr. Rouse has served as our Vice Chairman since March 2008 and as our Chief Investment Officer since January 2003, and he previously served as one of our trustees from October 1993 to May 2010, our Co-Vice Chairman from December 2006 to March 2008, our President from October 1993 to April 1996 and our Co-Chief Executive Officer from October 1993 to January 2003.

T. Wilson Eglin Age 51
Mr. Eglin has served as our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010.

Patrick Carroll Age 52
Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP.

Joseph S. Bonventre Age 40
Mr. Bonventre has served as our General Counsel since 2004, one of our Executive Vice Presidents since 2008 and our Secretary since 2014. Prior to joining us in September 2004, Mr. Bonventre was an associate in the corporate department of the law firm now known as Paul Hastings LLP. Mr. Bonventre is admitted to practice law in the State of New York.

Beth Boulerice Age 51
Ms. Boulerice has served as our Chief Accounting Officer since January 2011 and one of our Executive Vice Presidents since January 2013. Prior to joining us in January 2007, Ms. Boulerice was employed by First Winthrop Corporation and was the Chief Accounting Officer of Newkirk Realty Trust. Ms. Boulerice is a Certified Public Accountant.

The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.

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

10.5	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 24, 2010 (the “11/24/10 8-K/A”))(1, 4)
10.6	—	Form of 2010 Share Option Award Agreement (filed as Exhibit 10.2 to the 11/24/10 8-K/A)(1, 4)
10.7	—	Form of December 2010 Share Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011(1, 4)
10.8	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K)(1, 4)
10.9	—	Form of 2011 Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2012)(1, 4)
10.10	—	Form of Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2012)(1, 4)
10.11	—
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

10.16	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and E. Robert Roskind (filed as Exhibit 10.2 to the 09/30/14 10-Q)(1, 4)
10.17	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and Richard J. Rouse (filed as Exhibit 10.3 to the 09/30/14 10-Q)(1, 4)
10.18	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and Patrick Carroll (filed as Exhibit 10.4 to the 09/30/14 10-Q)(1, 4)
10.19	—	Long-Term Nonvested Share Agreement dated as of January 12, 2012, between the Company and T. Wilson Eglin (filed as Exhibit 10.14 to the 2011 10-K)(1, 4)

10.20	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4))
10.21	—	Form of 2015 Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 9, 2015)(1, 4)
10.22	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.23	—
Second Amended and Restated Credit Agreement, dated as of February 12, 2013 among the Company and LCIF as borrowers, KeyBank National Association (“Key”), as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.1 to the 02/13/13 8-K)(1)

10.24	—
Amended and Restated Term Loan Agreement, dated as of February 13, 2013 among the Company and LCIF, as borrowers, Wells Fargo Bank, National Association (“Wells”), as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.2 to the 02/13/13 8-K)(1)

10.25	—	Funding Agreement, dated as of July 23, 2006, by and between LCIF and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.26	—
Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.27	—
Amendment to the Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to NKT’s S-11)(1)

10.28	—
Second Amended and Restated Ownership Limit Waiver Agreement (Vornado), dated as of December 6, 2010, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010)(1)

10.29	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2013, among the Company and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to the 10/3/13 8-K)(1)

10.30	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 30, 2013, among the Company and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 10/3/13 8-K)(1)

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
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 2, 2015, among the Company and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 2, 2015 (the “07/02/15 8-K”))(1)

10.36	—
Fourth Amendment to Amended and Restated Term Loan Agreement, dated as of July 2, 2015, among the Company and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 07/02/15 8-K)(1)

10.37	—
Credit Agreement, dated as of September 1, 2015, among the Company and LCIF, as borrowers, each of the financial institutions initially a signatory thereto together with their assignees pursuant to 12.5 therein, and Key, as agent (filed as Exhibit 10.1 to the Company's Current Report of Form 8-K filed on September 1, 2015)(1)

10.38	—	Ownership Limitation Waiver Agreement (BlackRock), dated as of November 18, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2010 (the “11/24/10 8-K”)(1)
10.39	—	First Amendment to Ownership Limitation Waiver Agreement (BlackRock), dated April 25, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)(1)
10.40	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.41	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.42	—
Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the Company's Current Report of Form 8-K filed on November 6, 2008)(1)

10.43	—
Equity Distribution Agreement, dated as of January 11, 2013, among the Company and LCIF, on the one hand, and Jefferies & Company, Inc., on the other hand (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 14, 2013 (the “01/14/13 8-K”))(1)

10.44	—
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

(5)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Realty Trust

Dated:	February 25, 2016	By:	/s/ T. Wilson Eglin
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

Signature	Title

/s/ E. Robert Roskind E. Robert Roskind	Chairman

/s/ Richard J. Rouse Richard J. Rouse	Vice Chairman, Chief Investment Officer and Trustee

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President and Trustee (principal executive officer)

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

/s/ Beth Boulerice Beth Boulerice	Executive Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Harold First Harold First	Trustee

/s/ Richard S. Frary Richard S. Frary	Trustee

/s/ Lawrence L. Gray Lawrence L. Gray	Trustee

/s/ Claire A. Koeneman Claire A. Koeneman	Trustee

/s/ Kevin W. Lynch Kevin W. Lynch	Trustee
Each dated: February 25, 2016