Form 10-Q
period 2016-03-31
LEXINGTON REALTY TRUST
filed 2016-05-05
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 235,020,699 common shares of beneficial interest, par value $0.0001 per share, as of May 2, 2016.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets:
Real estate, at cost	$3,773,333	$3,789,711
Real estate - intangible assets	692,654	692,778
Investments in real estate under construction	115,297	95,402
	4,581,284	4,577,891
Less: accumulated depreciation and amortization	1,201,220	1,179,969
Real estate, net	3,380,064	3,397,922
Assets held for sale	10,147	24,425
Cash and cash equivalents	80,894	93,249
Restricted cash	42,830	10,637
Investment in and advances to non-consolidated entities	44,926	31,054
Deferred expenses, net	39,839	42,000
Loans receivable, net	95,770	95,871
Rent receivable – current	20,094	7,193
Rent receivable – deferred	93,320	87,547
Other assets	18,176	18,505
Total assets	$3,826,060	$3,808,403

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$922,320	$872,643
Revolving credit facility borrowings	147,000	177,000
Term loans payable, net	500,330	500,076
Senior notes payable, net	493,735	493,526
Convertible guaranteed notes payable, net	12,192	12,126
Trust preferred securities, net	127,021	126,996
Dividends payable	45,673	45,440
Liabilities held for sale	—	8,405
Accounts payable and other liabilities	35,688	41,479
Accrued interest payable	14,746	8,851
Deferred revenue - including below market leases, net	44,026	42,524
Prepaid rent	19,783	16,806
Total liabilities	2,362,514	2,345,872

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 235,009,739 and 234,575,225 shares issued and outstanding in 2016 and 2015, respectively	24	23
Additional paid-in-capital	2,773,788	2,776,837
Accumulated distributions in excess of net income	(1,420,554)	(1,428,908)
Accumulated other comprehensive loss	(6,564)	(1,939)
Total shareholders’ equity	1,440,710	1,440,029
Noncontrolling interests	22,836	22,502
Total equity	1,463,546	1,462,531
Total liabilities and equity	$3,826,060	$3,808,403
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
Gross revenues:
Rental	$103,559	$100,016
Tenant reimbursements	8,057	8,426
Total gross revenues	111,616	108,442
Expense applicable to revenues:
Depreciation and amortization	(43,127)	(40,274)
Property operating	(12,078)	(16,582)
General and administrative	(7,775)	(7,822)
Non-operating income	2,867	2,614
Interest and amortization expense	(22,893)	(23,003)
Debt satisfaction gains (charges), net	(162)	10,375
Impairment charges	—	(1,139)
Gains on sales of properties	17,015	148
Income before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	45,463	32,759
Provision for income taxes	(413)	(441)
Equity in earnings of non-consolidated entities	5,742	366
Income from continuing operations	50,792	32,684
Discontinued operations:
Income from discontinued operations	—	110
Gain on sale of property	—	1,577
Total discontinued operations	—	1,687
Net income	50,792	34,371
Less net income attributable to noncontrolling interests	(1,023)	(866)
Net income attributable to Lexington Realty Trust shareholders	49,769	33,505
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(90)	(104)
Net income attributable to common shareholders	$48,107	$31,829
Income per common share – basic:
Income from continuing operations	$0.21	$0.13
Income from discontinued operations	—	0.01
Net income attributable to common shareholders	$0.21	$0.14
Weighted-average common shares outstanding – basic	232,642,803	232,525,675
Income per common share – diluted:
Income from continuing operations	$0.21	$0.13
Income from discontinued operations	—	0.01
Net income attributable to common shareholders	$0.21	$0.14
Weighted-average common shares outstanding – diluted	238,885,171	232,957,265
Amounts attributable to common shareholders:
Income from continuing operations	$48,107	$30,142
Income from discontinued operations	—	1,687
Net income attributable to common shareholders	$48,107	$31,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended March 31,
	2016	2015
Net income	$50,792	$34,371
Other comprehensive loss:
Change in unrealized loss on interest rate swaps, net	(4,625)	(4,096)
Other comprehensive loss	(4,625)	(4,096)
Comprehensive income	46,167	30,275
Comprehensive income attributable to noncontrolling interests	(1,023)	(866)
Comprehensive income attributable to Lexington Realty Trust shareholders	$45,144	$29,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months ended March 31, 2016		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2015	$1,462,531	$94,016	$23	$2,776,837	$(1,428,908)	$(1,939)	$22,502
Repurchase of common shares	(8,973)	—	—	(8,973)	—	—	—
Issuance of common shares and deferred compensation amortization, net	5,925	—	1	5,924	—	—	—
Dividends/distributions	(42,104)	—	—	—	(41,415)	—	(689)
Net income	50,792	—	—	—	49,769	—	1,023
Other comprehensive loss	(4,625)	—	—	—	—	(4,625)	—
Balance March 31, 2016	$1,463,546	$94,016	$24	$2,773,788	$(1,420,554)	$(6,564)	$22,836

Three Months ended March 31, 2015		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2014	$1,508,920	$94,016	$23	$2,763,374	$(1,372,051)	$404	$23,154
Issuance of common shares upon conversion of convertible notes	652	—	—	652	—	—	—
Issuance of common shares and deferred compensation amortization, net	8,815	—	—	8,815	—	—	—
Dividends/distributions	(42,183)	—	—	—	(41,383)	—	(800)
Net income	34,371	—	—	—	33,505	—	866
Other comprehensive loss	(4,096)	—	—	—	—	(4,096)	—
Balance March 31, 2015	$1,506,479	$94,016	$23	$2,772,841	$(1,379,929)	$(3,692)	$23,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months ended March 31,
	2016	2015
Net cash provided by operating activities:	$59,221	$57,921
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(27,197)	(197,275)
Investment in real estate under construction	(20,812)	(30,778)
Capital expenditures	(1,325)	(1,717)
Net proceeds from sale of properties	57,898	4,433
Principal payments received on loans receivable	70	64
Investment in loans receivable	—	(83)
Investments in non-consolidated entities	(14,977)	(3,032)
Distributions from non-consolidated entities in excess of accumulated earnings	6,850	221
Increase in deferred leasing costs	(1,230)	(1,420)
Change in escrow deposits and restricted cash	(32,193)	(1,540)
Real estate deposits, net	(65)	(1,999)
Net cash used in investing activities	(32,981)	(233,126)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(41,182)	(41,045)
Principal amortization payments	(7,120)	(13,867)
Principal payments on debt, excluding normal amortization	(8,130)	(83,320)
Change in revolving credit facility borrowings, net	(30,000)	93,000
Payment of developer liabilities	(3,851)	—
Change in deferred financing costs	99	(2,444)
Proceeds of mortgages and notes payable	57,500	80,843
Cash distributions to noncontrolling interests	(689)	(800)
Issuance of common shares, net	3,751	6,582
Repurchase of common shares	(8,973)	—
Net cash provided by (used in) financing activities	(38,595)	38,949
Change in cash and cash equivalents	(12,355)	(136,256)
Cash and cash equivalents, at beginning of period	93,249	191,077
Cash and cash equivalents, at end of period	$80,894	$54,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(1)	The Company and Financial Statement Presentation
Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland real estate investment trust (“REIT”) that owns a diversified portfolio of equity and debt investments in single-tenant commercial properties and land. A majority of these properties and all land interests are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, certain leases provide that the landlord is responsible for certain operating expenses.
As of March 31, 2016, the Company had ownership interests in approximately 215 consolidated real estate properties, located in 40 states. The properties in which the Company has an interest are leased to tenants in various industries, including service, automotive, technology, transportation/logistics and finance/insurance.
The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities historically prohibited for REITs in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. As such, the TRS are subject to federal income taxes on the income from these activities.
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, which are single purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, and (4) investments in joint ventures. References to “OP units” refer to units of limited partner interests in LCIF. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an investment and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities. Each property owner subsidiary is a separate legal entity that maintains separate books and records. The assets and credit of each property owner subsidiary with a property subject to a mortgage loan are not available to creditors to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or any other affiliate.
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2016 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016 (“Annual Report”).
Basis of Presentation and Consolidation. The Company's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The financial statements reflect the accounts of the Company and its consolidated subsidiaries.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-02 (Topic 810), Amendments to the Consolidation Analysis, modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities. The adoption of this guidance had no impact to consolidated entities included in the Company's unaudited consolidated financial statements as all entities previously consolidated are still consolidated and all entities previously not consolidated are still not consolidated. However, under the revised guidance, the Company determined that certain affiliated limited partnerships and similar entities are now considered, by definition, VIEs. The entities were determined to be VIEs as the unaffiliated partners/members did not have simple majority substantive kick-out rights or participating rights.
The Company determined that it was the primary beneficiary of certain VIEs as it has a controlling financial interest in the entities. LCIF, which continues to be consolidated and in which the Company has an approximate 96% interest, was determined to be a VIE under this new guidance.
The Company has a joint venture limited partnership with a developer which is a consolidated VIE. The joint venture is developing an office campus in Lake Jackson, Texas. The Company currently has a 100% interest in the joint venture; however, the developer has certain protective rights, and, upon project completion, the developer will be credited with a notional capital account for a profit interest and certain cost savings. As of March 31, 2016 and December 31, 2015, the joint venture had $63,278 and $62,353, respectively, in real estate under construction.
The assets of the VIEs are available to satisfy its respective liabilities. Except for a $15,000 mortgage loan, the VIEs mortgages and notes payable are non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which we are the primary beneficiary included in the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Real estate, net	$1,049,238	$1,072,463
Total assets	$1,203,328	$1,192,944
Mortgages and notes payable, net	$431,351	$431,599
Total liabilities	$447,277	$448,057
Use of Estimates. Management has made a number of significant estimates and assumptions to prepare these unaudited condensed consolidated financial statements in conformity with GAAP, including, among others, those relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, the valuation of derivative financial instruments, the valuation of compensation plans and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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
Restricted Cash. Restricted cash is comprised primarily of cash balances held with Section 1031 exchange intermediaries and escrow balances held by lenders. At March 31, 2016, $29,457 was held with a Section 1031 exchange intermediary that was released subsequent to March 31, 2016.
Reclassifications. Certain amounts included in the 2015 unaudited condensed consolidated financial statements have been reclassified to conform to the 2016 presentation.
The Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the three months ended March 31, 2016. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. As shown in the table below and pursuant to the guidance in ASU 2015-03, the Company has reclassified unamortized debt issuance costs associated with certain debt obligations in the Company's previously reported consolidated balance sheet as of December 31, 2015 as follows:

	As previously reported December 31, 2015	Reclassifications	As adjusted December 31, 2015
Deferred expenses, net	$63,832	$(21,832)	$42,000
Mortgages and notes payable, net	882,952	(10,309)	872,643
Term loans payable, net	505,000	(4,924)	500,076
Senior notes payable, net	497,947	(4,421)	493,526
Convertible guaranteed notes payable, net	12,180	(54)	12,126
Trust preferred securities, net	129,120	(2,124)	126,996

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Recently Issued Accounting Guidance. In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The Company adopted this guidance effective January 1, 2015. The guidance requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2014 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of March 31, 2015. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2014, as the dispositions did not represent a strategic shift in operations. The implementation of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle-based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. The accounting applied to lessors under this new guidance is largely unchanged from prior guidance. Lessors in most cases will continue to record operating leases as operating leases and recognize lease income from those leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, however early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(2)	Earnings Per Share
A portion of the Company's non-vested share-based payment awards are considered participating securities and as such, the Company is required to use the two-class method for the computation of basic and diluted earnings per share. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The non-vested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
BASIC
Income from continuing operations attributable to common shareholders	$48,107	$30,142
Income from discontinued operations attributable to common shareholders	—	1,687
Net income attributable to common shareholders	$48,107	$31,829
Weighted-average number of common shares outstanding	232,642,803	232,525,675
Income per common share:
Income from continuing operations	$0.21	$0.13
Income from discontinued operations	—	0.01
Net income attributable to common shareholders	$0.21	$0.14

DILUTED
Income from continuing operations attributable to common shareholders - basic	$48,107	$30,142
Impact of assumed conversions	1,058	—
Income from continuing operations attributable to common shareholders	49,165	30,142
Income from discontinued operations attributable to common shareholders - basic	—	1,687
Impact of assumed conversions	—	—
Income from discontinued operations attributable to common shareholders	—	1,687
Net income attributable to common shareholders	$49,165	$31,829

Weighted-average common shares outstanding - basic	232,642,803	232,525,675
Effect of dilutive securities:
Share options	132,191	431,590
6.00% Convertible Guaranteed Notes	1,941,237	—
Nonvested common shares	348,748	—
OP Units	3,820,192	—
Weighted-average common shares outstanding	238,885,171	232,957,265

Income per common share:
Income from continuing operations	$0.21	$0.13
Income from discontinued operations	—	0.01
Net income attributable to common shareholders	$0.21	$0.14
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction
The Company completed the following acquisition during the three months ended March 31, 2016:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
Industrial	Detroit, MI	January 2016	$29,697	10/2035	$1,133	$25,009	$3,555

The Company recognized aggregate transaction costs of $146 and $468 for the three months ended March 31, 2016 and 2015, respectively, which are included as property operating expenses within the Company's unaudited condensed consolidated statements of operations.
The Company is engaged in various forms of build-to-suit development activities. The Company, through lender subsidiaries and property owner subsidiaries, may enter into the following acquisition, development and construction arrangements: (1) lend funds to construct build-to-suit projects subject to a single-tenant lease with an agreement to purchase the properties upon completion of construction and commencement of a single-tenant lease, (2) hire developers to construct built-to-suit projects on owned properties leased to single tenants, (3) fund the construction of build-to-suit projects on owned properties pursuant to the terms in single-tenant lease agreements or (4) enter into purchase and sale agreements with developers to acquire single-tenant build-to-suit properties upon completion.
As of March 31, 2016, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Completion/Acquisition Date
Anderson, SC	Industrial	1,325,000	$70,012	20	2Q 16
Lake Jackson, TX(1)	Office	664,000	166,164	20	4Q 16
Charlotte, NC	Office	201,000	62,445	15	1Q 17
		2,190,000	$298,621
(1)Joint venture arrangement with developer. The Company currently has a 100% interest in the joint venture.
As of March 31, 2016 and December 31, 2015, the Company's aggregate investment in development arrangements was $115,297 and $95,402, respectively, which included $3,734 and $2,726 of capitalized interest, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.
The Company can give no assurances that any of these development arrangements will be consummated or, if consummated, will perform to the Company's expectations.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(4)	Property Dispositions, Discontinued Operations and Real Estate Impairment
During the three months ended March 31, 2016, the Company disposed of its interests in certain properties to unrelated third parties for an aggregate gross sales price of $58,225 and a vacant parcel of land for a gross sales price of $400. During the three months ended March 31, 2015, the Company disposed of its interest in an office property to an unrelated third party for a gross sales price of $4,950, which was held for sale at December 31, 2014, and conveyed two office properties along with their escrow deposits in satisfaction of a $30,293 non-recourse secured mortgage loan. In addition, during the three months ended March 31, 2015, the Company disposed of a vacant retail property, with a zero basis, upon the expiration of the related ground lease. During the three months ended March 31, 2016 and 2015, the Company recognized aggregate gains on sales of properties of $17,015 and $1,725, respectively. In addition, during the three months ended March 31, 2016 and 2015, the Company recognized aggregate debt satisfaction gains (charges), net of $(162) and $10,466, respectively, relating to disposed properties. The results of operations for properties disposed of in 2016 and 2015, that were not classified as held for sale as of December 31, 2014, are included within continuing operations in the unaudited condensed consolidated financial statements in accordance with recent guidance issued by the FASB. As of March 31, 2016, the Company had one property classified as held for sale.
Assets and liabilities of held for sale properties as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Assets:
Real estate, at cost	$6,011	$16,590
Real estate, intangible assets	5,589	10,786
Accumulated depreciation and amortization	(2,077)	(4,069)
Rent receivable - deferred	624	1,118
	$10,147	$24,425

Liabilities:
Mortgage payable	$—	$8,373
Other	—	32
	$—	$8,405
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the three months ended March 31, 2015, the Company recognized impairment charges of $1,139 in continuing operations. The Company determined that the expected undiscounted cash flows based upon the revised estimated holding periods of certain assets were below the current carrying values.

(5)	Loans Receivable
As of March 31, 2016 and December 31, 2015, the Company's loans receivable were comprised primarily of mortgage loans on real estate.
The following is a summary of our loans receivable as of March 31, 2016 and December 31, 2015:

	Loan carrying-value(1)
Loan	3/31/2016	12/31/2015	Interest Rate	Maturity Date
Kennewick, WA	$85,554	$85,505	9.00%	05/2022
Oklahoma City, OK(2)	8,420	8,501	11.50%	03/2016
Other	1,796	1,865	8.00%	2021-2022
	$95,770	$95,871

(1)	Loan carrying value includes accrued interest and is net of origination costs, if any.

(2)
In June 2015, the Company loaned a tenant-in-common $8,420. The loan is secured by the tenant-in-common's interest in an office property, in which the Company has a 40% interest. The loan was in default as of March 31, 2016.

The Company has one type of financing receivable: loans receivable secured by interests in commercial real estate. The Company determined that its financing receivables operated within one portfolio segment as they were within the same industry and used the same impairment methodology. In addition, the Company assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.
The Company's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of March 31, 2016, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, with the exception of the maturity default of the borrower of the Oklahoma City, Oklahoma loan.

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(6,564)	$—	$(6,564)	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4	$—	$4	$—
Impaired real estate assets*	$3,015	$—	$—	$3,015
Interest rate swap liabilities	$(1,943)	$—	$(1,943)	$—
*Represents a non-recurring fair value measurement.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$95,770	$101,010	$95,871	$103,014

Liabilities
Debt	$2,202,598	$2,198,030	$2,182,367	$2,164,571
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2016 and December 31, 2015, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
The fair value of the Company's debt is primarily estimated utilizing Level 3 inputs by using a discounted cash flow analysis, based upon estimates of market interest rates. The Company determines the fair value of its senior notes payable and convertible guaranteed notes payable using market prices. The inputs used in determining the fair value of these notes are categorized as Level 1 due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized as Level 2 if trading volumes are low.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(7)	Investment in and Advances to Non-Consolidated Entities
As of March 31, 2016, the Company had ownership interests ranging from 15% to 40% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $47,476 at March 31, 2016 (the Company's proportionate share was $8,561) with rates ranging from 3.7% to 4.7%. In January 2016, the Company received $6,681 in connection with the sale of a non-consolidated office property in Russellville, Arkansas. The Company recognized a gain of $5,378 relating to the sale, which is included in equity in earnings of non-consolidated entities.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of March 31, 2016, the Company had a 25% interest in the joint venture. The total anticipated construction cost is $86,491. The Company is contractually obligated to provide construction financing to the joint venture up to $56,686, of which $23,639 had been funded as of March 31, 2016. Upon completion, the property will be net leased for a 20-year term.

(8)	Debt
The Company had the following mortgages and notes payable outstanding as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Mortgages and notes payable	$933,430	$882,952
Unamortized debt issuance costs	(11,110)	(10,309)
	$922,320	$872,643
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at March 31, 2016 and December 31, 2015 and the mortgages and notes payables mature between 2016 and 2031 as of March 31, 2016. The weighted-average interest rate was 4.9% at March 31, 2016 and December 31, 2015.
The Company had the following senior notes outstanding as of March 31, 2016 and December 31, 2015:

Issue Date	March 31, 2016	December 31, 2015	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized discount	(1,984)	(2,053)
Unamortized debt issuance cost	(4,281)	(4,421)
	$493,735	$493,526
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company has a $905,000 unsecured credit agreement with KeyBank National Association, as agent. With lender approval, the Company can increase the size of the facility to an aggregate $1,810,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$400,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$250,000 Term Loan(2)(4)	August 2020	LIBOR + 1.10%
$255,000 Term Loan(3)(4)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At March 31, 2016, the revolving credit facility had $147,000 outstanding and availability of $253,000, subject to covenant compliance.

(2)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. The Company previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. The Company previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.

(4)	The aggregate unamortized debt issuance costs for the term loans were $4,670 and $4,924 as of March 31, 2016 and December 31, 2015, respectively.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at March 31, 2016.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 156.5514 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.39 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the three months ended March 31, 2015, $600 aggregate principal amount of the notes were converted for 90,957 common shares. The conversion resulted in debt satisfaction charges of $77 for the three months ended March 31, 2015, respectively.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes due 2030
Balance Sheets:	March 31, 2016	December 31, 2015
Principal amount of debt component	$12,400	$12,400
Unamortized discount	(167)	(220)
Unamortized debt issuance costs	(41)	(54)
Carrying amount of debt component	$12,192	$12,126
Carrying amount of equity component	$(34,784)	$(34,784)
Effective interest rate	8.1%	7.8%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$4,295	$2,863

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

	Three months ended March 31,
Statements of Operations:	2016	2015
6.00% Convertible Guaranteed Notes
Coupon interest	$186	$236
Discount amortization	53	67
	$239	$303
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, were open for redemption at the Company's option commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of March 31, 2016 and December 31, 2015, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $2,099 and $2,124, respectively, of unamortized debt issuance costs.

During the three months ended March 31, 2015, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company had debt satisfaction charges, net of $14.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2016 and 2015.
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $3,520 will be reclassified as an increase to interest expense.
As of March 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset			Other Assets	$4
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(6,564)	Accounts Payable and Other Liabilities	$(1,943)
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) March 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
Hedging Relationships	2016	2015		2016	2015
Interest Rate Swaps	$(5,691)	$(5,468)	Interest expense	$1,066	$1,372
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2016, the Company has not posted any collateral related to the agreements.

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2016 and 2015, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the three months ended March 31, 2016 and 2015, the Company issued 577,823 and 627,247 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $4,115 and $6,685, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

During the three months ended March 31, 2016 and 2015, the Company granted common shares to certain employees and trustees as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Performance Shares(1)
Shares issued:
Index	404,466	321,018
Peer	404,463	321,011

Grant date fair value per share:(2)
Index	$4.53	$6.86
Peer	$4.58	$6.66

Non-Vested Common Shares:(3)
Shares issued	225,090	170,650
Grant date fair value	$1,724	$1,916

Non-management Board of Trustee grant:(4)
Shares issued	17,500	14,000
Grant date fair value	$131	$157

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

(4)	Annual grant and shares vested immediately.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the three months ended March 31, 2016, the Company repurchased 1,184,113 common shares at an average price of $7.56 per common share.
Accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015 represented $(6,564) and $(1,939), respectively, of unrealized loss on interest rate swaps, net.
Changes in Accumulated Other Comprehensive Loss

Gains and Losses on Cash Flow Hedges
Balance December 31, 2015	$(1,939)
Other comprehensive loss before reclassifications	(5,691)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	1,066
Balance March 31, 2016	$(6,564)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
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
As of March 31, 2016, there were approximately 3,393,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

(12)	Related Party Transactions
In connection with efforts to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provides that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds.  As of March 31, 2016, the joint venture has not received any such funds and the Company has not recorded any liability as it relates to this guaranty. The maximum amount of funds that would be subject to the guaranty obligation is $18,000.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender seeks approximately $15,500 in order to satisfy the outstanding amount of the loan, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto.
The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement.  The Company intends to vigorously defend the lender’s claim.  The Company filed a motion to dismiss on October 19, 2015 and a hearing is scheduled for June 15, 2016.

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2016 and 2015, the Company paid $17,002 and $18,671, respectively, for interest and $169 and $338, respectively, for income taxes.

(15)	Subsequent Events
Subsequent to March 31, 2016 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company:

•
entered into an agreement to fund the construction of an industrial facility in Opelika, Alabama for a maximum commitment of $37,000. Upon completion, the property will be net leased for a 25-year term;

•	sold its West 45th Street, New York, New York land investment for a gross sales price $37,500, which was subject to a $29,193 aggregate principal mortgage; and

•	sold its office property in Lake Forest, California for a gross sales price of $19,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2016. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2016 and 2015, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2016, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

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
As of March 31, 2016, we had ownership interests in approximately 215 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 42.2 million square feet of space, approximately 96.7% of which was leased, excluding properties subject to secured mortgage loans currently in default. The properties in which we have an interest are leased to tenants in various industries, including service, automotive, technology, transportation/logistics and finance/insurance.
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
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We continue to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 12.7 years at March 31, 2016 on a cash basis.

During the first quarter of 2016, we entered into consolidated new leases and lease extensions encompassing 1.7 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $5.32 per square foot compared to the average GAAP base rent on these leases before extension of $5.04 per square foot. The weighted-average cost of tenant improvements and lease commissions was $9.84 per square foot for new leases and $5.60 square foot for extended leases on a GAAP basis.

First Quarter 2016 Transaction Summary.
The following summarizes our significant transactions during the three months ended March 31, 2016.

Investments.

•	Acquired an industrial property in Detroit, Michigan for $29.7 million. The property is net-leased for an approximate 20-year term.
Dispositions.

•	Disposed of our interests in three properties to unrelated third parties for an aggregate gross sale price of approximately $58.2 million.

•	Received $6.7 million in connection with the sale of a non-consolidated office property in Russellville, Arkansas.
Debt.

•	Retired $8.3 million of non-recourse mortgage debt with an interest rate of 6.1%.

•	Obtained $57.5 million, 15-year non-recourse financing, which bears interest at a 5.2% fixed interest rate and is secured by the Richmond, Virginia property.
Equity.

•	Repurchased approximately 1.2 million common shares at an average price of $7.56 per common share.
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
During the three months ended March 31, 2016, we completed the following acquisition:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Detroit, MI	Industrial	190	$29.7	January 2016	20

The following is a summary of our on-going build-to-suit transactions as of March 31, 2016:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 3/31/2016 (millions)
Consolidated Build-to-Suits:
Anderson, SC	Industrial	1,325	$70.0	2Q 2016	$37.0
Lake Jackson, TX	Office	664	166.2	4Q 2016	63.3
Charlotte, NC	Office	201	62.4	1Q 2017	15.0
Total Consolidated Build-to-Suits:		2,190	$298.6		$115.3

Non-Consolidated Build-to-Suit:
Houston, TX(1)	Retail/Specialty	274	$86.5	3Q 2016	$53.5

(1)	We have a 25% interest. We are contractually committed to provide up to $56.7 million in construction financing to the joint venture, of which $23.6 million has been funded.
We can give no assurances that any unconsummated transactions described in this Quarterly Report will be consummated or, if consummated, will perform to our expectations.

Critical Accounting Policies
Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Certain of our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Liquidity and Capital Resources
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our unsecured revolving credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other available alternatives, will provide the necessary capital required by our business.
During the three months ended March 31, 2016, we obtained $57.5 million of long-term mortgage financing with a fixed interest rate of 5.2%.
At March 31, 2016, we had $105.4 million and $68.7 million of property specific mortgage balloon debt due in 2016 and 2017, respectively. We believe we have sufficient sources of liquidity at March 31, 2016 to meet these obligations through cash on hand ($80.9 million), property sale proceeds, borrowing capacity on our unsecured revolving credit facility ($253.0 million), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.
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

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $59.2 million for the three months ended March 31, 2016 from $57.9 million for the three months ended March 31, 2015. The increase was primarily related to the impact of cash flows generated from acquired properties, offset in part by the impact of property sales and vacancies. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $33.0 million and $233.1 million during the three months ended March 31, 2016 and 2015, respectively. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, deposits, capital expenditures, lease costs, changes in restricted cash, including cash held by a Section 1031 exchange intermediary, and investments in non-consolidated entities. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities in excess of accumulated earnings.
Net cash provided by (used in) financing activities totaled $(38.6) million and $38.9 million during the three months ended March 31, 2016 and 2015, respectively. Cash provided by financing activities related primarily to borrowings under our corporate level debt instruments, proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares. Cash used in financing activities was primarily attributable to repurchases of common shares, dividend and distribution payments, payment of developer liabilities, financing costs and repayment of debt obligations.
Dividends. Dividends paid to our common and preferred shareholders increased to $41.2 million in the three months ended March 31, 2016, compared to $41.0 million in the three months ended March 31, 2015.
UPREIT Structure. As of March 31, 2016, 3.4 million units of limited partner interest, or OP units, in our operating partnership, Lepercq Corporate Income Fund L.P., or LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $32.9 million based on the closing price of $8.60 per common share on March 31, 2016 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of March 31, 2016:

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
We have a $905.0 million unsecured credit agreement with KeyBank National Association, as agent. With lender approval, we can increase the size of the facility to an aggregate $1.8 billion. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$400.0 Million Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$250.0 Million Term Loan(2)	August 2020	LIBOR + 1.10%
$255.0 Million Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At March 31, 2016, the unsecured revolving credit facility had $147.0 million outstanding and availability of $253.0 million subject to covenant compliance.

(2)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. We previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250.0 million of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. We previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255.0 million of outstanding LIBOR-based borrowings.

As of March 31, 2016, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.

Results of Operations
Three months ended March 31, 2016 compared with three months ended March 31, 2015. The increase in net income attributable to common shareholders of $16.3 million was primarily due to the items discussed below.
The increase in total gross revenues during the three months ended March 31, 2016 of $3.2 million was primarily attributable to an increase in rental revenue. Rental revenue increased $3.5 million primarily due to 2016 and 2015 property acquisitions and expansions rental revenue of $10.9 million, primarily offset by a decrease in rental revenue of $6.6 million due to property sales.
Depreciation and amortization increased by $2.9 million primarily due to newly acquired properties.
The decrease in property operating expenses of $4.5 million related primarily to sales of properties in 2015 and 2016, including multi-tenanted properties, with operating expense responsibilities.
The decrease in debt satisfaction gains (charges), net of $10.5 million, was primarily due to the timing of debt retirement.
The impairment charge of $1.1 million during the three months ended March 31, 2015 related to the impairment of a vacant retail property in Franklin, Ohio.
The gains on sales of properties of $17.0 million during the three months ended March 31, 2016 related to gains recognized on sales of our properties located in Tomball, Texas, Palm Beach Gardens, Florida and Harrisburg, Pennsylvania.
The increase in equity in earnings of non-consolidated entities of $5.4 million was primarily due to a $5.4 million gain recognized on the sale of our investment in an office property in Russellville, Arkansas.
Discontinued operations represent properties sold during 2015 which were held for sale as of December 31, 2014.
Any increase in net income in future periods will be closely tied to the level of acquisitions and dispositions and leasing activity. Without acquisitions and favorable leasing activity, the sources of growth in net income are limited to index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and debt refinancings and by controlling other variable overhead costs and, periodically, gains on sales of properties. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates, decreased occupancy rates, tenant monetary defaults, delayed acquisitions and the other risks described in our periodic reports filed with the SEC.
Same-Store Results
Same-store results include all consolidated properties except properties acquired/expanded and sold in 2016 and 2015. In addition, the results of properties subject to secured mortgage loans currently in default and lease termination payments are also excluded. Our historical same-store occupancy was 97.7% at March 31, 2016 and 97.5% at March 31, 2015. The following presents our consolidated same-store net operating income, or NOI, for the three months ended March 31, 2016 and 2015 ($000):

	2016	2015
Total cash base rent	$79,357	$85,228
Tenant reimbursements	6,676	7,369
Property operating expenses	(10,314)	(11,899)
Same-store NOI	$75,719	$80,698
Our reported same-store NOI decreased from 2015 to 2016 by 6.2%. The reason for the decrease in same-store NOI between periods primarily related to two properties in which the tenant leases provided for rent to be paid semi-annually(first and third quarters) during 2015 and, in 2016, one of the properties provided for rent to be paid monthly and the other was vacant. The following presents our consolidated same-store NOI for the three months ended March 31, 2016 and 2015 had the 2015 rent been paid in equal monthly installations and not semi-annually ($000).

	2016	2015, as adjusted
Total cash base rent	$79,357	$79,982
Tenant reimbursements	6,676	7,369
Property operating expenses	(10,314)	(11,899)
Same-store NOI, as adjusted	$75,719	$75,452
Our same-store NOI, as adjusted, increased 0.4% from March 31, 2015 to March 31, 2016.

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
The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as “net income (or loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for non-consolidated partnerships and joint ventures.” NAREIT clarified its computation of FFO to exclude impairment charges on depreciable real estate owned directly or indirectly. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs.
We present FFO available to common shareholders and unitholders - basic and FFO available to common shareholders and unitholders - diluted. We also present Company FFO available to common shareholders and unitholders - diluted which adjusts FFO available to common shareholders and unitholders - diluted for certain items which we believe are not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, FFO available to common shareholders and unitholders - diluted and Company FFO available to common shareholders and unitholders - diluted may not be comparable to similarly titled measures as reported by others. FFO available to common shareholders and unitholders - diluted and Company FFO available to common shareholders and unitholders - diluted should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Company FFO for the three months ended March 31, 2016 and 2015 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended March 31,
	2016	2015
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$48,107	$31,829
Adjustments:
Depreciation and amortization	41,193	38,922
Impairment charges - real estate	—	1,139
Noncontrolling interests - OP units	747	550
Amortization of leasing commissions	1,934	1,352
Joint venture and noncontrolling interest adjustment	236	321
Gains on sales of properties, net of tax, including non-consolidated entities	(22,343)	(1,725)
FFO available to common shareholders and unitholders - basic	69,874	72,388
Preferred dividends	1,572	1,572
Interest and amortization on 6.00% Convertible Guaranteed Notes	252	319
Amount allocated to participating securities	90	104
FFO available to common shareholders and unitholders - diluted	71,788	74,383
Debt satisfaction (gains) charges, net	162	(10,375)
Transaction costs / other	146	468
Company FFO available to common shareholders and unitholders - diluted	$72,096	$64,476

Per Common Share and Unit Amounts
Basic:
FFO	$0.30	$0.31

Diluted:
FFO	$0.29	$0.30
Company FFO	$0.30	$0.26

Weighted-Average Common Shares:
Basic(1)	236,462,995	236,378,649
Diluted	243,595,741	244,045,197
(1) Includes all OP units other than OP units held by us.
Off-Balance Sheet Arrangements

As of March 31, 2016, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $147.0 million and $93.0 million at March 31, 2016 and 2015, respectively, which represented 6.6% and 4.3%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended March 31, 2016 and 2015, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 1.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2016 and 2015 would have increased by $471 thousand and $3 thousand, respectively. As of March 31, 2016 and 2015, our aggregate principal consolidated fixed-rate debt was $2.1 billion for each period which represented 93.4% and 95.7%, respectively, of our aggregate principal consolidated indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2016. We believe the fair value is indicative of the interest rate environment as of March 31, 2016, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $2.1 billion as of March 31, 2016.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2016, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

From time to time we are directly and indirectly involved in legal proceedings arising in the ordinary course of our business, including claims by lenders under non-recourse carve-out guarantees where the full balance of the mortgage is on our balance sheet, such as the claim described below. We believe, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against us based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender seeks approximately $15.5 million in order to satisfy the outstanding amount of the loan, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto.
The lender claims that our limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement.  We intend to vigorously defend the lender’s claim.  We filed a motion to dismiss on October 19, 2015 and a hearing is scheduled for June 15, 2016.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report which are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2016 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2016	951,792	$7.48	951,792	6,831,409
February 1 - 29, 2016	—	$—	—	6,831,409
March 1 - 31, 2016	232,321	$7.89	232,321	6,599,088
First quarter 2016	1,184,113	$7.56	1,184,113	6,599,088

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

4.16	—	Indenture dated as of May 9, 2014, among the Company, LCIF and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.17	—
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

(5)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	May 5, 2016	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	May 5, 2016	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer)