Form 10-Q
period 2016-06-30
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2016-08-09
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to ________________
Commission File Number
1-12386 (Lexington Realty Trust)
33-04215 (Lepercq Corporate Income Fund L.P.)
 LEXINGTON REALTY TRUST
LEPERCQ CORPORATE INCOME FUND L.P.
(Exact name of registrant as specified in its charter)

Maryland (Lexington Realty Trust)	13-3717318 (Lexington Realty Trust)
Delaware (Lepercq Corporate Income Fund L.P.)	13-3779859 (Lepercq Corporate Income Fund L.P.)
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
One Penn Plaza, Suite 4015, New York, NY 10119-4015 (Address of principal executive offices) (zip code)
(212) 692-7200 (Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Lexington Realty Trust	Yes ☒ No ☐
Lepercq Corporate Income Fund L.P.	Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Lexington Realty Trust	Yes ☒ No ☐
Lepercq Corporate Income Fund L.P.	Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Lexington Realty Trust:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Lepercq Corporate Income Fund L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Lexington Realty Trust	Yes ☐ No ☒
Lepercq Corporate Income Fund L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of Lexington Realty Trust's classes of common stock, as of the latest practicable date: 236,976,820 common shares of beneficial interest, par value $0.0001 per share, as of August 5, 2016.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2016, which we refer to as this Quarterly Report, of (1) Lexington Realty Trust, which we refer to as the Company or the Trust, and subsidiaries and (2) Lepercq Corporate Income Fund L.P., which we refer to as the Partnership or LCIF, and subsidiaries. Unless stated otherwise or the context otherwise requires, (1) “we,” “our,” and “us” refer collectively to the Company and its consolidated subsidiaries, including LCIF and its consolidated subsidiaries, and (2) LCIF or the Partnership refers to LCIF and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

The Company is the sole equity owner of (1) Lex GP Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of June 30, 2016, approximately 96.0% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

OP units not owned by LXP are accounted for as partners’ capital in LCIF’s consolidated financial statements and as noncontrolling interests in the Trust’s consolidated financial statements.

We believe it is important to understand the differences between the Trust and LCIF in the context of how the Trust and LCIF operate as an interrelated, consolidated company. The Trust’s and LCIF’s businesses are substantially the same; except that LCIF is dependent on the Trust for management of LCIF’s operations and future investments as LCIF does not have any employees, executive officers or a board of directors.

The Trust also invests in assets and conducts business directly and through other subsidiaries.  The Trust allocates investments to itself and its other subsidiaries or LCIF as it deems appropriate and in accordance with certain obligations under LCIF’s partnership agreement with respect to allocations of non-recourse liabilities. The Trust and LCIF are co-borrowers under the Trust’s unsecured revolving credit facility and unsecured term loans.  LCIF is a guarantor of the Trust’s publicly-traded debt securities.

We believe combining the quarterly reports on Form 10-Q of the Trust and LCIF into this single report results in the following benefits:

•	combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	combined reports enhance investors’ understanding of the Trust and LCIF by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Trust and LCIF and result in savings in time, effort and expense; and

•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Trust and LCIF, this Quarterly Report separately presents the following for each of the Trust and LCIF: (1) the consolidated financial statements and the notes thereto, (2) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (3) Part I, Item 4. Controls and Procedures, and (4) Exhibit 31 and Exhibit 32 certifications.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets:
Real estate, at cost	$3,721,461	$3,789,711
Real estate - intangible assets	688,749	692,778
Investments in real estate under construction	108,763	95,402
	4,518,973	4,577,891
Less: accumulated depreciation and amortization	1,207,434	1,179,969
Real estate, net	3,311,539	3,397,922
Assets held for sale	21,045	24,425
Cash and cash equivalents	59,776	93,249
Restricted cash	12,767	10,637
Investment in and advances to non-consolidated entities	55,245	31,054
Deferred expenses, net	39,656	42,000
Loans receivable, net	95,829	95,871
Rent receivable – current	9,146	7,193
Rent receivable – deferred	102,195	87,547
Other assets	17,535	18,505
Total assets	$3,724,733	$3,808,403

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$838,385	$872,643
Revolving credit facility borrowings	123,000	177,000
Term loans payable, net	500,584	500,076
Senior notes payable, net	493,944	493,526
Convertible guaranteed notes payable, net	11,763	12,126
Trust preferred securities, net	127,046	126,996
Dividends payable	46,052	45,440
Liabilities held for sale	515	8,405
Accounts payable and other liabilities	43,054	41,479
Accrued interest payable	9,857	8,851
Deferred revenue - including below market leases, net	43,021	42,524
Prepaid rent	16,395	16,806
Total liabilities	2,253,616	2,345,872

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 235,075,048 and 234,575,225 shares issued and outstanding in 2016 and 2015, respectively	24	23
Additional paid-in-capital	2,775,468	2,776,837
Accumulated distributions in excess of net income	(1,413,504)	(1,428,908)
Accumulated other comprehensive loss	(7,520)	(1,939)
Total shareholders’ equity	1,448,484	1,440,029
Noncontrolling interests	22,633	22,502
Total equity	1,471,117	1,462,531
Total liabilities and equity	$3,724,733	$3,808,403
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross revenues:
Rental	$101,647	$102,440	$205,206	$202,456
Tenant reimbursements	7,930	7,893	15,987	16,319
Total gross revenues	109,577	110,333	221,193	218,775
Expense applicable to revenues:
Depreciation and amortization	(41,272)	(41,808)	(84,399)	(82,083)
Property operating	(11,293)	(15,534)	(23,371)	(32,116)
General and administrative	(7,747)	(7,971)	(15,522)	(15,792)
Non-operating income	3,553	3,084	6,420	5,698
Interest and amortization expense	(22,679)	(23,339)	(45,572)	(46,342)
Debt satisfaction gains (charges), net	(3,194)	3,776	(3,356)	14,151
Impairment charges	(3,014)	(113)	(3,014)	(1,252)
Gains on sales of properties	25,326	21,426	42,341	21,574
Income before benefit (provision) for income taxes, equity in earnings of non-consolidated entities and discontinued operations	49,257	49,854	94,720	82,613
Benefit (provision) for income taxes	(224)	52	(637)	(389)
Equity in earnings of non-consolidated entities	312	306	6,054	672
Income from continuing operations	49,345	50,212	100,137	82,896
Discontinued operations:
Income (loss) from discontinued operations	—	(1)	—	109
Provision for income taxes	—	(4)	—	(4)
Gain on sale of property	—	—	—	1,577
Total discontinued operations	—	(5)	—	1,682
Net income	49,345	50,207	100,137	84,578
Less net income attributable to noncontrolling interests	(869)	(875)	(1,892)	(1,741)
Net income attributable to Lexington Realty Trust shareholders	48,476	49,332	98,245	82,837
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(3,145)	(3,145)
Allocation to participating securities	(73)	(105)	(163)	(192)
Net income attributable to common shareholders	$46,830	$47,654	$94,937	$79,500
Income per common share – basic:
Income from continuing operations	$0.20	$0.20	$0.41	$0.33
Income (loss) from discontinued operations	—	—	—	0.01
Net income attributable to common shareholders	$0.20	$0.20	$0.41	$0.34
Weighted-average common shares outstanding – basic	232,592,998	233,812,062	232,617,901	233,172,422
Income per common share – diluted:
Income from continuing operations	$0.20	$0.20	$0.41	$0.33
Income (loss) from discontinued operations	—	—	—	0.01
Net income attributable to common shareholders	$0.20	$0.20	$0.41	$0.34
Weighted-average common shares outstanding – diluted	239,046,004	239,903,370	238,970,754	239,559,842
Amounts attributable to common shareholders:
Income from continuing operations	$46,830	$47,659	$94,937	$77,818
Income (loss) from discontinued operations	—	(5)	—	1,682
Net income attributable to common shareholders	$46,830	$47,654	$94,937	$79,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$49,345	$50,207	$100,137	$84,578
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(956)	1,466	(5,581)	(2,630)
Other comprehensive income (loss)	(956)	1,466	(5,581)	(2,630)
Comprehensive income	48,389	51,673	94,556	81,948
Comprehensive income attributable to noncontrolling interests	(869)	(875)	(1,892)	(1,741)
Comprehensive income attributable to Lexington Realty Trust shareholders	$47,520	$50,798	$92,664	$80,207
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Six Months ended June 30, 2016		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2015	$1,462,531	$94,016	$23	$2,776,837	$(1,428,908)	$(1,939)	$22,502
Repurchase of common shares	(8,973)	—	—	(8,973)	—	—	—
Redemption of noncontrolling OP units for common shares	—	—	—	22	—	—	(22)
Issuance of common shares and deferred compensation amortization, net	7,583	—	1	7,582	—	—	—
Dividends/distributions	(84,580)	—	—	—	(82,841)	—	(1,739)
Net income	100,137	—	—	—	98,245	—	1,892
Other comprehensive loss	(5,581)	—	—	—	—	(5,581)	—
Balance June 30, 2016	$1,471,117	$94,016	$24	$2,775,468	$(1,413,504)	$(7,520)	$22,633

Six Months ended June 30, 2015		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2014	$1,508,920	$94,016	$23	$2,763,374	$(1,372,051)	$404	$23,154
Issuance of common shares upon conversion of convertible notes	3,733	—	—	3,733	—	—	—
Issuance of common shares and deferred compensation amortization, net	17,317	—	1	17,316	—	—	—
Dividends/distributions	(84,827)	—	—	—	(82,956)	—	(1,871)
Net income	84,578	—	—	—	82,837	—	1,741
Other comprehensive loss	(2,630)	—	—	—	—	(2,630)	—
Balance June 30, 2015	$1,527,091	$94,016	$24	$2,784,423	$(1,372,170)	$(2,226)	$23,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months ended June 30,
	2016	2015
Net cash provided by operating activities:	$116,920	$112,509
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(27,197)	(197,926)
Investment in real estate under construction	(65,102)	(62,290)
Capital expenditures	(1,256)	(5,343)
Net proceeds from sale of properties	131,985	78,857
Principal payments received on loans receivable	141	1,130
Investment in loans receivable	—	(9,857)
Investments in non-consolidated entities	(25,005)	(10,005)
Distributions from non-consolidated entities in excess of accumulated earnings	7,061	896
Increase in deferred leasing costs	(4,707)	(3,176)
Change in restricted cash	(2,130)	1,507
Real estate deposits, net	(68)	(5,944)
Net cash provided by (used in) investing activities	13,722	(212,151)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(82,229)	(82,192)
Principal amortization payments	(12,499)	(20,138)
Principal payments on debt, excluding normal amortization	(58,942)	(106,956)
Retirement of convertible notes	(672)	—
Change in revolving credit facility borrowings, net	(54,000)	93,000
Payment of developer liabilities	(3,851)	—
Change in deferred financing costs	(2,176)	(2,695)
Proceeds of mortgages and notes payable	57,500	80,843
Cash distributions to noncontrolling interests	(1,739)	(1,871)
Issuance of common shares, net	3,466	12,956
Repurchase of common shares	(8,973)	—
Net cash used in financing activities	(164,115)	(27,053)
Change in cash and cash equivalents	(33,473)	(126,695)
Cash and cash equivalents, at beginning of period	93,249	191,077
Cash and cash equivalents, at end of period	$59,776	$64,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
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
As of June 30, 2016, the Company had ownership interests in approximately 210 consolidated real estate properties, located in 40 states. The properties in which the Company has an interest are leased to tenants in various industries, including service, automotive, technology, transportation/logistics and finance/insurance.
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, which are single purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, and (4) investments in joint ventures. References to “OP units” refer to units of limited partner interests in LCIF. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an investment and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities. Each property owner subsidiary is a separate legal entity that maintains separate books and records. The assets and credit of each property owner subsidiary with a property subject to a mortgage loan are not available to creditors to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interest therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2016 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016 (“Annual Report”).
Basis of Presentation and Consolidation. The Company's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The financial statements reflect the accounts of the Company and its consolidated subsidiaries.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-02 (Topic 810), Amendments to the Consolidation Analysis, modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities. The adoption of this guidance had no impact on consolidated entities included in the Company's unaudited consolidated financial statements as all entities previously consolidated are still consolidated and all entities previously not consolidated are still not consolidated. However, under the revised guidance, the Company determined that certain affiliated limited partnerships and similar entities are now considered, by definition, VIEs. These entities were determined to be VIEs as the unaffiliated partners/members did not have simple majority substantive kick-out rights or participating rights.
The Company determined that it was the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities. LCIF, which continues to be consolidated and in which the Company has an approximate 96% interest, was determined to be a VIE under this new guidance. See the consolidated financial statements of LCIF included within this Quarterly Report.
The Company has a joint venture limited partnership with a developer which is a consolidated VIE. The joint venture is developing an office campus in Lake Jackson, Texas. The Company currently has a 100% interest in the joint venture; however, the developer has certain protective rights, and, upon project completion, the developer will be credited with a notional capital account for a profit interest and certain cost savings. As of June 30, 2016 and December 31, 2015, the joint venture had $83,887 and $62,353, respectively, in real estate under construction.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of June 30, 2016, the VIEs' mortgages and notes payable are non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Real estate, net	$1,011,096	$1,072,463
Total assets	$1,147,677	$1,192,944
Mortgages and notes payable, net	$379,082	$431,599
Total liabilities	$393,556	$448,057
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
June 30, 2016 and 2015
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
The Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, on January 1, 2016. ASU 2015-03 amended presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. As shown in the table below and pursuant to the guidance in ASU 2015-03, the Company has reclassified unamortized debt issuance costs associated with certain debt obligations in the Company's previously reported consolidated balance sheet as of December 31, 2015 as follows:

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
June 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Recently Issued Accounting Guidance. In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The Company adopted this guidance effective January 1, 2015. The guidance requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2014 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2014, as the dispositions did not represent a strategic shift in operations. The implementation of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
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
In June 2016, the FASB issue ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires more timely recognition of credit losses associated with financial assets. The ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
BASIC
Income from continuing operations attributable to common shareholders	$46,830	$47,659	$94,937	$77,818
Income (loss) from discontinued operations attributable to common shareholders	—	(5)	—	1,682
Net income attributable to common shareholders	$46,830	$47,654	$94,937	$79,500
Weighted-average number of common shares outstanding - basic	232,592,998	233,812,062	232,617,901	233,172,422
Income per common share:
Income from continuing operations	$0.20	$0.20	$0.41	$0.33
Income (loss) from discontinued operations	—	—	—	0.01
Net income attributable to common shareholders	$0.20	$0.20	$0.41	$0.34

DILUTED
Income from continuing operations attributable to common shareholders - basic	$46,830	$47,659	$94,937	$77,818
Impact of assumed conversions	963	764	2,023	1,633
Income from continuing operations attributable to common shareholders	47,793	48,423	96,960	79,451
Income (loss) from discontinued operations attributable to common shareholders - basic	—	(5)	—	1,682
Impact of assumed conversions	—	—	—	—
Income (loss) from discontinued operations attributable to common shareholders	—	(5)	—	1,682
Net income attributable to common shareholders	$47,793	$48,418	$96,960	$81,133

Weighted-average common shares outstanding - basic	232,592,998	233,812,062	232,617,901	233,172,422
Effect of dilutive securities:
Share options	273,920	296,501	204,783	369,079
6.00% Convertible Guaranteed Notes	1,878,445	1,941,833	1,909,841	2,165,367
OP Units	3,818,805	3,852,974	3,819,498	3,852,974
Nonvested common shares	481,836	—	418,731	—
Weighted-average common shares outstanding - diluted	239,046,004	239,903,370	238,970,754	239,559,842

Income per common share:
Income from continuing operations	$0.20	$0.20	$0.41	$0.33
Income (loss) from discontinued operations	—	—	—	0.01
Net income attributable to common shareholders	$0.20	$0.20	$0.41	$0.34

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
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

(3)	Investments in Real Estate and Real Estate Under Construction
The Company completed the following acquisition and build-to-suit arrangement during the six months ended June 30, 2016:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
Industrial	Detroit, MI	January 2016	$29,697	10/2035	$1,133	$25,009	$3,555
Industrial	Anderson, SC	June 2016	61,347	06/2036	4,663	45,011	11,673
			$91,044		$5,796	$70,020	$15,228

The Company recognized aggregate transaction costs of $214 and $714 for the six months ended June 30, 2016 and 2015, respectively, which are included as property operating expenses within the Company's unaudited condensed consolidated statements of operations.
The Company is engaged in various forms of build-to-suit development activities. The Company, through lender subsidiaries and property owner subsidiaries, may enter into the following acquisition, development and construction arrangements: (1) lend funds to construct a build-to-suit project subject to a single-tenant lease with an agreement to purchase the property upon completion of construction and commencement of the single-tenant lease, (2) hire a developer to construct a built-to-suit project on owned property leased to a single tenant, (3) fund the construction of a build-to-suit project on owned property pursuant to the terms of a single-tenant lease or (4) enter into a purchase and sale agreement with a developer to acquire a single-tenant build-to-suit property upon completion of construction and commencement of a single-tenant lease.
As of June 30, 2016, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Completion/Acquisition Date
Lake Jackson, TX(1)	Office	664,000	$166,164	20	4Q 16
Charlotte, NC	Office	201,000	62,445	15	1Q 17
Opelika, AL	Industrial	165,000	37,000	25	2Q 17
		1,030,000	$265,609
(1)Joint venture arrangement with developer. The Company currently has a 100% interest in the joint venture.
As of June 30, 2016 and December 31, 2015, the Company's aggregate investment in development arrangements was $108,763 and $95,402, respectively, which included $3,985 and $2,726 of capitalized interest, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.
The Company can give no assurances that any of these development arrangements will be consummated or, if consummated, will perform to the Company's expectations.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(4)	Property Dispositions, Discontinued Operations and Real Estate Impairment
During the six months ended June 30, 2016, the Company disposed of its interests in various properties, including land investments, for an aggregate gross sales price of $166,834. During the six months ended June 30, 2015, the Company disposed of its interest in various properties for an aggregate gross sales price of $82,025, and conveyed certain properties along with their escrow deposits in satisfaction of a $30,293 non-recourse secured mortgage loan. In addition, during the six months ended June 30, 2015, the Company disposed of a vacant retail property, with a zero basis, upon the expiration of the related ground lease. During the six months ended June 30, 2016 and 2015, the Company recognized aggregate gains on sales of properties of $42,341 and $23,151, respectively. In addition, during the six months ended June 30, 2016 and 2015, the Company recognized aggregate debt satisfaction gains (charges), net of $(3,321) and $10,466, respectively, relating to disposed properties. The results of operations for properties disposed of in 2016 and 2015, that were not classified as held for sale as of December 31, 2014, are included within continuing operations in the unaudited condensed consolidated financial statements. As of June 30, 2016, the Company had three properties classified as held for sale.
Assets and liabilities of held for sale properties as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Assets:
Real estate, at cost	$21,776	$16,590
Real estate, intangible assets	7,691	10,786
Accumulated depreciation and amortization	(10,609)	(4,069)
Rent receivable - deferred	929	1,118
Deferred leasing costs, net	975	—
Other assets	283	—
	$21,045	$24,425

Liabilities:
Mortgage payable	$—	$8,373
Other	515	32
	$515	$8,405
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. As a result, during the six months ended June 30, 2016 and 2015, the Company recognized impairment charges of $3,014 and $1,252, respectively. The Company determined that the expected undiscounted cash flows based upon the revised estimated holding periods of certain individual assets were below the individual asset's carrying value.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Loans Receivable
As of June 30, 2016 and December 31, 2015, the Company's loans receivable were comprised primarily of mortgage loans on real estate.
The following is a summary of our loans receivable as of June 30, 2016 and December 31, 2015:

	Loan carrying-value(1)
Loan	6/30/2016	12/31/2015	Interest Rate	Maturity Date
Kennewick, WA(2)	$85,605	$85,505	9.00%	05/2022
Oklahoma City, OK(3)	8,501	8,501	11.50%	03/2016
Other	1,723	1,865	8.00%	2021-2022
	$95,829	$95,871

(1)	Loan carrying value includes accrued interest and is net of origination costs, if any.

(2)	Loan provides for a current pay rate of 8.75%, an accrual rate of 9.0% and a balloon of $87,245 at maturity.

(3)
In June 2015, the Company loaned a tenant-in-common $8,420. The loan is secured by the tenant-in-common's interest in an office property, in which the Company has a 40% interest. The loan was in default as of June 30, 2016 and the Company is exercising its remedies.

The Company has one type of financing receivable, loans receivable secured by interests in commercial real estate. The Company determined that its financing receivables operated within one portfolio segment as they were within the same industry and used the same impairment methodology. In addition, the Company assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.
The Company's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of June 30, 2016, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than the maturity default of the borrower of the Oklahoma City, Oklahoma loan listed above.

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(7,520)	$—	$(7,520)	$—
Impaired real estate assets*	$4,370	$—	$—	$4,370

	Balance	Fair Value Measurements Using
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4	$—	$4	$—
Impaired real estate assets*	$3,015	$—	$—	$3,015
Interest rate swap liabilities	$(1,943)	$—	$(1,943)	$—
*Represents a non-recurring fair value measurement.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$95,829	$99,167	$95,871	$103,014

Liabilities
Debt	$2,094,722	$2,094,172	$2,182,367	$2,164,571
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2016 and December 31, 2015, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The Company estimates the fair value of its real estate assets, including non-consolidated real estate assets, by using income and market valuation techniques. The Company may estimate fair values using market information such as broker opinions of value, recent sale offers or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.
The Company estimates the fair values of its loans receivable utilizing Level 3 inputs by using a discounted cash flow analysis consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use and/or the estimated value of the underlying collateral.
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
June 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(7)	Investment in and Advances to Non-Consolidated Entities
As of June 30, 2016, the Company had ownership interests ranging from 15% to 40% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $47,331 at June 30, 2016 (the Company's proportionate share was $8,532) with rates ranging from 3.7% to 4.7%. In January 2016, the Company received $6,681 in connection with the sale of a non-consolidated office property in Russellville, Arkansas. The Company recognized a gain of $5,378 relating to the sale, which is included in equity in earnings of non-consolidated entities.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of June 30, 2016, the Company had a 25% interest in the joint venture. The total anticipated construction cost is $86,491. The Company is contractually obligated to provide construction financing to the joint venture up to $56,686, of which $33,946 had been funded as of June 30, 2016. Upon completion, the property will be net leased for a 20-year term.

(8)	Debt
The Company had the following mortgages and notes payable outstanding as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Mortgages and notes payable	$848,025	$882,952
Unamortized debt issuance costs	(9,640)	(10,309)
	$838,385	$872,643
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at June 30, 2016 and December 31, 2015 and the mortgages and notes payables mature between 2016 and 2031 as of June 30, 2016. The weighted-average interest rate was 4.9% at June 30, 2016 and December 31, 2015.
The Company had the following senior notes outstanding as of June 30, 2016 and December 31, 2015:

Issue Date	June 30, 2016	December 31, 2015	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized discount	(1,916)	(2,053)
Unamortized debt issuance cost	(4,140)	(4,421)
	$493,944	$493,526
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
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

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At June 30, 2016, the revolving credit facility had $123,000 outstanding and availability of $277,000, subject to covenant compliance.

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

(4)	The aggregate unamortized debt issuance costs for the term loans were $4,416 and $4,924 as of June 30, 2016 and December 31, 2015, respectively.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2016.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 159.0145 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.29 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the six months ended June 30, 2016 and 2015, $500 and $3,428, respectively, aggregate principal amount of the notes were satisfied/converted for $672 and 519,664 common shares, respectively. The satisfaction/conversion resulted in debt satisfaction charges of $32 and $438 for the six months ended June 30, 2016 and 2015, respectively.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes due 2030
Balance Sheets:	June 30, 2016	December 31, 2015
Principal amount of debt component	$11,900	$12,400
Unamortized discount	(110)	(220)
Unamortized debt issuance costs	(27)	(54)
Carrying amount of debt component	$11,763	$12,126
Carrying amount of equity component	$(34,932)	$(34,784)
Effective interest rate	8.0%	7.8%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$6,935	$2,863

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

	Three months ended June 30,		Six months ended June 30,
Statements of Operations:	2016	2015	2016	2015
6.00% Convertible Guaranteed Notes
Coupon interest	$170	$156	$356	$392
Discount amortization	51	55	104	122
	$221	$211	$460	$514
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, were open for redemption at the Company's option commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of June 30, 2016 and December 31, 2015, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $2,074 and $2,124, respectively, of unamortized debt issuance costs.

During the six months ended June 30, 2016 and 2015, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company had debt satisfaction gains (charges), net of $(3) and $4,123, respectively.

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
Cash Flow Hedges of Interest Rate Risk. The Company's objectives in using interest rate derivatives are to add stability to interest expense, to manage its exposure to interest rate movements and therefore manage its cash outflows as it relates to the underlying debt instruments. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable-rate debt instruments. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2016 and 2015.
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $3,922 will be reclassified as an increase to interest expense.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

As of June 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset			Other Assets	$4
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(7,520)	Accounts Payable and Other Liabilities	$(1,943)
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) June 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
Hedging Relationships	2016	2015		2016	2015
Interest Rate Swaps	$(7,688)	$(5,374)	Interest expense	$2,107	$2,744
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2016, the Company had not posted any collateral related to the agreements.

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2016 and 2015, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the six months ended June 30, 2016 and 2015, the Company issued 577,823 and 1,313,912 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $4,115 and $13,059, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

During the six months ended June 30, 2016 and 2015, the Company granted common shares to certain employees and trustees as follows:

	Six Months ended June 30,
	2016	2015
Performance Shares(1)
Shares issued:
Index	404,466	321,018
Peer	404,463	321,011

Grant date fair value per share:(2)
Index	$4.53	$6.86
Peer	$4.58	$6.66

Non-Vested Common Shares:(3)
Shares issued	225,090	170,650
Grant date fair value	$1,724	$1,916

Non-management Board of Trustee grant:(4)
Shares issued	17,500	14,000
Grant date fair value	$131	$157

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

(4)	Annual grant and shares vested upon grant.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the six months ended June 30, 2016, the Company repurchased 1,184,113 common shares at an average price of $7.56 per common share.
Accumulated other comprehensive loss as of June 30, 2016 and December 31, 2015 represented $(7,520) and $(1,939), respectively, of unrealized loss on interest rate swaps, net.
Changes in Accumulated Other Comprehensive Loss

Gains and Losses on Cash Flow Hedges
Balance December 31, 2015	$(1,939)
Other comprehensive loss before reclassifications	(7,688)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	2,107
Balance June 30, 2016	$(7,520)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
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
As of June 30, 2016, there were approximately 3,389,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

(12)	Related Party Transactions
In connection with efforts to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provides that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds.  As of June 30, 2016, the joint venture has not received any such funds and the Company has not recorded any liability as it relates to this guaranty. The maximum amount of funds that would be subject to the guaranty obligation is $18,000.
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
June 30, 2016 and 2015
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
The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement.  The Company intends to vigorously defend the lender’s claim.  The Company filed a motion to dismiss on October 19, 2015 and a hearing was scheduled for June 15, 2016, which was canceled by the Court. The lender also brought a foreclosure action against the property owner subsidiary. A foreclosure sale was scheduled for July 26, 2016, but the property owner subsidiary exercised its right to postpone the sale until August 23, 2016.

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the six months ended June 30, 2016 and 2015, the Company paid $44,641 and $45,964, respectively, for interest and $855 and $877, respectively, for income taxes.
In April 2016, the Company sold its interest in a land investment, which included the assumption of the related non-recourse mortgage debt of $29,193.

(15)	Subsequent Events
Subsequent to June 30, 2016 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company:

•	sold two properties to unrelated third parties for a gross sales price of $4,438;

•	financed its Lake Jackson, Texas build-to-suit project with a $197,150 non-recourse mortgage loan. The loan bears interest at a fixed rate of 4.04% and matures in October 2036; and

•	converted the remaining $11,900 original principal amount of 6.00% Convertible Guaranteed Notes due 2030 for 1,892,269 common shares.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, $000, except unit data)

	June 30, 2016	December 31, 2015
Assets:
Real estate, at cost	$962,796	$1,061,606
Real estate - intangible assets	178,866	189,700
Investment in real estate under construction	24,166	9,223
	1,165,828	1,260,529
Less: accumulated depreciation and amortization	243,224	255,024
Real estate, net	922,604	1,005,505
Assets held for sale	3,905	—
Cash and cash equivalents	24,426	19,130
Restricted cash	2,917	2,457
Investment in and advances to non-consolidated entities	5,639	5,924
Deferred expenses, net	6,539	8,459
Rent receivable - current	677	801
Rent receivable - deferred	93,897	87,150
Other assets	1,393	1,500
Total assets	$1,061,997	$1,130,926

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$379,082	$431,599
Co-borrower debt	193,278	201,106
Related party advances, net	3,266	3,232
Accounts payable and other liabilities	3,640	5,503
Accrued interest payable	1,245	942
Deferred revenue - including below market leases, net	4,765	5,306
Distributions payable	16,493	17,214
Liabilities held for sale	161	—
Prepaid rent	4,319	4,367
Total liabilities	606,249	669,269

Commitments and contingencies
Partners' capital	455,748	461,657
Total liabilities and partners' capital	$1,061,997	$1,130,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $000, except unit data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross revenues:
Rental	$31,222	$29,771	$63,156	$59,251
Tenant reimbursements	2,215	2,530	4,720	5,009
Total gross revenues	33,437	32,301	67,876	64,260
Expense applicable to revenues:
Depreciation and amortization	(8,171)	(7,306)	(17,609)	(14,539)
Property operating	(3,482)	(4,216)	(7,685)	(8,168)
General and administrative	(2,414)	(2,345)	(4,487)	(4,363)
Non-operating income	255	23	255	37
Interest and amortization expense	(7,928)	(7,317)	(16,267)	(14,718)
Debt satisfaction charges, net	(1,615)	—	(1,615)	(33)
Impairment charges	(2,426)	—	(2,426)	—
Gains on sales of properties	8,190	—	16,029	—
Income before provision for income taxes and equity in earnings of non-consolidated entities	15,846	11,140	34,071	22,476
Provision for income taxes	(6)	(11)	(25)	(33)
Equity in earnings of non-consolidated entities	67	34	203	76
Net income	$15,907	$11,163	$34,249	$22,519
Net income per unit	$0.19	$0.16	$0.41	$0.32
Weighted-average units outstanding	83,241,396	70,723,662	83,241,396	70,703,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited, $000, except unit amounts)

Six Months ended June 30, 2016	Units	Partners' Capital
Balance December 31, 2015	83,241,396	$461,657
Changes in co-borrower debt allocation	—	(7,172)
Distributions	—	(32,986)
Net income	—	34,249
Balance June 30, 2016	83,241,396	$455,748

Six Months ended June 30, 2015
Balance December 31, 2014	70,682,266	$432,041
Changes in co-borrower debt allocation	—	(37,904)
Issuance of units	3,767,000	37,879
Distributions	—	(29,356)
Net income	—	22,519
Balance June 30, 2015	74,449,266	$425,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $000)

	Six Months ended June 30,
	2016	2015
Net cash provided by operating activities	$25,866	$17,241
Cash flows from investing activities:
Investments in real estate under construction	(14,936)	(9,111)
Capital expenditures	(570)	(3,310)
Net proceeds from the sale of properties	69,038	—
Investment in loan receivable	—	(318)
Investment in non-consolidated entities	—	(1,650)
Distributions from non-consolidated entities in excess of accumulated earnings	285	171
Increase in deferred leasing costs	(505)	(840)
Change in restricted cash	(460)	956
Net cash provided by (used in) investing activities	52,852	(14,102)
Cash flows from financing activities:
Distributions to partners	(33,707)	(7,245)
Principal amortization payments	(735)	(750)
Increase in deferred financing costs	(79)	(632)
Principal payments on debt, excluding normal amortization	(23,934)	(28,627)
Co-borrower debt payment	(15,000)	—
Proceeds of mortgages and notes payable	—	29,193
Related party note payment	—	(8,250)
Related party advances, net	33	14,361
Net cash used in financing activities	(73,422)	(1,950)
Change in cash and cash equivalents	5,296	1,189
Cash and cash equivalents, at beginning of period	19,130	8,328
Cash and cash equivalents, at end of period	$24,426	$9,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited, $000, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. As of June 30, 2016, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96% of the outstanding units of the Partnership.

The Partnership owns a diversified portfolio of equity investments in single-tenant properties and land. As of June 30, 2016, the Partnership had equity ownership interests in 39 consolidated properties located in 24 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

The assets and credit of each property owner subsidiary of the Partnership with a property subject to a mortgage loan are not available to creditors to satisfy the debt and the other obligations of any other person, including any other property owner subsidiary of the Partnership or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interest therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2016 have been prepared by the Partnership in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016 (“Annual Report”).

Basis of Presentation and Consolidation. The Partnership's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The financial statements reflect the accounts of the Partnership and its consolidated subsidiaries. The Partnership consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Partnership is the primary beneficiary of a variable interest entity (“VIE”). Entities that the Partnership does not control and entities that are VIEs in which the Partnership is not the primary beneficiary are accounted for under appropriate GAAP.

Earnings Per Unit. Net income per unit is computed by dividing net income by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests of Lexington, par value $0.0001 per share, classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of June 30, 2016, Lexington's common shares had a closing price of $10.11 per share. The estimated fair value of these units was $38,578, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited, $000, except share/unit data)

Allocation of Overhead Expenses. The Partnership does not pay a fee to the General Partner for the day-to-day management of the Partnership. Certain expenses incurred by the General Partner and its affiliates, including Lexington, such as corporate-level interest, amortization of deferred loan costs, payroll and general and administrative expenses are allocated to the Partnership and reimbursed to the General Partner in accordance with the Partnership's partnership agreement. The allocation is based upon gross rental revenues.

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $32,986 ($0.40 per weighted-average unit) and $29,356 ($0.42 per weighted-average unit) to its partners during the six months ended June 30, 2016 and 2015, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

Use of Estimates. The Partnership has made a number of significant estimates and assumptions to prepare these unaudited condensed consolidated financial statements in conformity with GAAP, including, among others, relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are based on management's best estimates and judgment. The Partnership evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. The Partnership adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Fair Value Measurements. The Partnership follows the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Partnership utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk.

Acquisition, Development and Construction Arrangements. The Partnership evaluates loans receivable where the Partnership participates in residual profits through loan provisions or other contracts to ascertain whether the Partnership has the same risks and rewards as an owner or a joint venture partner. Where the Partnership concludes that such arrangements are more appropriately treated as an investment in real estate, the Partnership reflects such loan receivable as an equity investment in real estate under construction in the unaudited condensed consolidated balance sheets. In these cases, no interest income is recorded on the loan receivable and the Partnership records capitalized interest during the construction period. In arrangements where the Partnership engages a developer to construct a property or provide funds to a tenant to develop a property, the Partnership will capitalize the funds provided to the developer/tenant and internal costs of interest and real estate taxes, if applicable, during the construction period.

Co-borrower Debt. In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, (“ASU 2013-04”), requiring recognition of such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors.
Reclassifications. Certain amounts included in the 2015 unaudited condensed consolidated financial statements have been reclassified to conform to the 2016 presentation.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited, $000, except share/unit data)

The Partnership adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs on January 1, 2016. ASU 2015-03 amended presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet.  As shown in the table below, pursuant to the guidance in ASU 2015-03, the Partnership has reclassified unamortized debt issuance costs associated with certain debt obligations in the Partnership's previously reported consolidated balance sheet as of December 31, 2015 as follows:

	As previously reported December 31, 2015	Reclassifications	As adjusted December 31, 2015
Deferred expenses, net	$14,352	$(5,893)	$8,459
Mortgages and notes payable, net	437,492	(5,893)	431,599
Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle-based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Partnership is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance was effective in the first quarter of 2016. The adoption of this new guidance did not have an impact on the Partnership's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. The accounting applied to lessors under this new guidance is largely unchanged from prior guidance. Lessors in most cases will continue to record operating leases as operating leases and recognize lease income from these leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Partnership is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
(2)     Real Estate and Real Estate Under Construction

As of June 30, 2016, the Partnership had the following development arrangement outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment	Lease Term (Years)	Estimated Completion Date	GAAP Investment Balance as of 6/30/16
Charlotte, NC	Office	201,000	$62,445	15	1Q 17	$24,166

The Partnership can give no assurances that this development arrangement will be consummated or, if consummated, will perform to the Partnership's expectations.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited, $000, except share/unit data)

During the six months ended June 30, 2016, the Partnership sold its interest in certain properties, including land investments for an aggregate gross sale price of $103,265. During the six months ended June 30, 2016, the Partnership recognized aggregate gains on sales of properties of $16,029 and aggregate debt satisfaction charges of $1,615 relating to sold properties. As of June 30, 2016, the Partnership had one property classified as held for sale. As of June 30, 2016, the held for sale property had real estate, at cost of $3,885, other assets of $20 and other liabilities of $161.

The Partnership assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. As a result, during the six months ended June 30, 2016, the Partnership recognized an impairment charge of $2,426. The Partnership determined that the expected undiscounted cash flows based upon the revised estimated holding period of a held for sale asset were below its carrying value.
(3)    Investments in and Advances to Non-Consolidated Entities

In July 2014, the Partnership acquired a 1.0% interest in an office property in Philadelphia, Pennsylvania for $263. The Partnership accounts for this investment under the cost basis of accounting.

On September 1, 2012, the Partnership acquired a 2% equity interest in Net Lease Strategic Assets Fund L.P. (“NLS”) for cash of $189 and the issuance of 457,211 limited partner units to Lexington. At the date of acquisition, NLS owned 41 properties totaling 5.8 million square feet in 23 states, plus a 40% tenant-in-common interest in an office property.

The Partnership's carrying value in NLS at June 30, 2016 and December 31, 2015 was $5,337 and $5,622, respectively. The Partnership recognized net income from NLS of $193 and $76 in equity in earnings from non-consolidated entities during the six months ending June 30, 2016 and 2015, respectively. The Partnership contributed $1,610 to NLS during the six months ended June 30, 2015. In addition, the Partnership received distributions of $478 and $239 from NLS during the six months ended June 30, 2016 and 2015, respectively.

(4)    Fair Value Measurements

The following table presents the Partnership's assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired real estate asset	$3,885	$—	$—	$3,885

	Balance	Fair Value Measurements Using
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired real estate asset	$371	$—	$—	$371

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited, $000, except share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt (Level 3)	$572,360	$587,552	$632,705	$650,785

The fair value of the Partnership's debt is primarily estimated by using an estimated discounted cash flow analysis, based upon estimates of market interest rates.

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

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Partnership estimates that the fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates carrying value due to the relatively short maturity of the instruments.

(5)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Mortgages and notes payable	$383,609	$437,492
Unamortized debt issuance costs	(4,527)	(5,893)
	$379,082	$431,599
Interest rates, including imputed rates, ranged from 4.0% to 6.5% at June 30, 2016 and December 31, 2015, and the mortgages and notes payable mature between 2019 and 2027. The weighted-average interest rate at June 30, 2016 and December 31, 2015 was approximately 4.7%.

Lexington, and the Partnership as co-borrower, have a $905,000 unsecured credit agreement with KeyBank National Association, as agent. With lender approval, Lexington can increase the size of the facility to an aggregate $1,810,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$400,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$250,000 Term Loan(2)	August 2020	LIBOR + 1.10%
$255,000 Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at the Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At June 30, 2016, the revolving credit facility had $123,000 outstanding and availability of $277,000 subject to covenant compliance.

(2)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2016.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited, $000, except share/unit data)

In accordance with the guidance of ASU 2013-04, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above-mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $193,278 and $201,106 as of June 30, 2016 and December 31, 2015, respectively. Non-cash changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

(6)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2016 and 2015, the following tenants represented greater than 10% of rental revenues from continuing operations:

	2016	2015
SM Ascott LLC(1)(2)	13.8%	14.7%
Tribeca Ascott LLC(2)(3)	11.8%	12.6%
AL-Stone Ground Tenant LLC(2)	10.8%	11.5%
Preferred Freezer Services of Richland, LLC	10.4%	—

(1)	Tenancy was assigned from LG-39 Ground Tenant LLC in 2015.

(2)
The Partnership net leases these individual land parcels to the tenants under non-cancellable 99-year (original term) leases. The improvements on these parcels are owned by the tenants under the Partnership leases and currently consist of three high-rise hotels located in New York, NY. The hotels are known as the Element New York Times Square West, the Sheraton Tribeca New York Hotel and the DoubleTree by Hilton Hotel New York City - Financial District, respectively.

(3)	Tenancy was assigned from FC-Canal Ground Tenant LLC in 2016.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Partnership believes it mitigates this risk by investing in or through major financial institutions.

(7)    Related Party Transactions

The Partnership had the following related party transactions in addition to related party transactions discussed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.
As of December 31, 2014, the Partnership had an $8,250 outstanding related party loan owed to Lexington. The loan required interest only payments at a rate of 4.25%. The Partnership satisfied the loan during the six months ended June 30, 2015. In addition, the Partnership had outstanding net advances owed to Lexington of $3,266 and $3,232 as of June 30, 2016 and December 31, 2015, respectively. The advances are payable on demand.
Lexington earned distributions of $31,752 and $28,110 during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2015, the Partnership issued 3,767,000 units to Lexington to satisfy outstanding distributions and advances of $37,879.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $6,333 and $6,146 for the six months ended June 30, 2016 and 2015, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $4,573 and $4,364 for the six months ended June 30, 2016 and 2015, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015
(Unaudited, $000, except share/unit data)

 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $403 and $486 for the six months ended June 30, 2016 and 2015, respectively, for aggregate fees and reimbursements charged by the affiliate.
(8)    Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Partnership has the following commitments and contingencies.

The Partnership is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Partnership, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries.

In May 2014, the Partnership guaranteed $250,000 aggregate principal amount of 4.40% Senior Notes due 2024 (“2024 Senior Notes”) issued by Lexington at an issuance price of 99.883% of the principal amount and in June 2013, the Partnership guaranteed $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“ 2023 Senior Notes”) issued by Lexington at an issuance price of 99.026% of the principal amount, collectively referred to as the Senior Notes. The Senior Notes are unsecured and pay interest semi-annually in arrears. Lexington may redeem the Senior Notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 (“Guaranteed Notes”) issued by Lexington. The Guaranteed Notes pay interest semi-annually in arrears and mature in January 2030. The holders of the Guaranteed Notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Guaranteed Notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of June 30, 2016, $11,900 original principal amount of Guaranteed Notes were outstanding.

From time to time, the Partnership is directly or indirectly involved in legal proceedings arising in the ordinary course of the Partnership's business. The Partnership believes, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Partnership's business, financial condition and results of operations.

(9)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the six months ended June 30, 2016 and 2015, the Partnership paid $15,483 and $14,146, respectively, for interest and $58 and $113, respectively, for income taxes.
In April 2016, the Partnership sold its interest in a land investment, which included the assumption of the related non-recourse mortgage debt of $29,193.
(10)    Subsequent Events

Subsequent to June 30, 2016 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Partnership:

•	sold its interest in a vacant office property in Foxborough, Massachusetts to an unrelated third party for a gross disposition price of $4,100; and

•	was relieved of its guarantee of the Guaranteed Notes as all outstanding amounts were converted to common shares of Lexington.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. When we use the terms the “Partnership” or “LCIF”, we mean Lepercq Corporate Income Fund L.P. and all entities owned by it, including non-consolidated entities, except where it is clear that the term means only LCIF. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the three and six months ended June 30, 2016 and 2015, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company and the Partnership included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's and the Partnership's most recent Annual Reports on Form 10-K, each of which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2016, which we refer to as the Annual Report(s) as applicable. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, any risks discussed below in the respective “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Reports and other periodic reports filed by the Company or the Partnership with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Lexington Realty Trust:

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
As of June 30, 2016, we had ownership interests in approximately 210 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 42.8 million square feet of space, approximately 96.2% of which was leased, excluding properties subject to secured mortgage loans currently in default. The properties in which we have an interest are leased to tenants in various industries, including service, automotive, technology, transportation/logistics and finance/insurance.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.

Our current business strategy is focused on enhancing our cash flow growth and stability, growing our portfolio with attractive long-term leased investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, in the first two quarters of 2016, we continued to be an active seller of non-core assets such as vacant properties and properties subject to short-term leases, and we have invested the proceeds in predominantly build-to-suit projects, which have long-term leases.
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We continue to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 12.5 years at June 30, 2016 on a cash basis.
During the second quarter of 2016, we entered into new leases and lease extensions encompassing 1.4 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $5.50 per square foot compared to the average GAAP base rent on these leases before extension of $5.59 per square foot. The weighted-average cost of tenant improvements and lease commissions was $21.46 per square foot for new leases and $1.44 square foot for extended leases on a GAAP basis.

Second Quarter 2016 Transaction Summary.
The following summarizes our significant transactions during the three months ended June 30, 2016.

Investments.

•	Completed an industrial build-to-suit property in Anderson, South Carolina for $61.3 million. The property is net leased for an approximate 20-year term.

•	Commenced funding an industrial build-to-suit project in Opelika, Alabama for $37.0 million. The property will be net leased for a 25-year term upon completion.
Dispositions.

•	Disposed of our interests in various properties, including land investments for an aggregate gross sale price of approximately $108.2 million.
Debt.

•	Retired an aggregate of $80.0 million of non-recourse mortgage debt with a weighted-average interest rate of 4.9%.

•	Satisfied $0.5 million original principal amount of 6.00% Convertible Guaranteed Notes due 2030 for cash of $0.7 million.
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
During the six months ended June 30, 2016, we completed the following acquisition and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Detroit, MI	Industrial	190	$29.7	January 2016	20
Anderson, SC	Industrial	1,325	61.3	June 2016	20
		1,515	$91.0

The following is a summary of our on-going build-to-suit transactions as of June 30, 2016:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 6/30/2016 (millions)
Consolidated Build-to-Suits:
Lake Jackson, TX	Office	664	$166.2	4Q 2016	$83.9
Charlotte, NC	Office	201	62.4	1Q 2017	24.2
Opelika, AL	Industrial	165	37.0	2Q 2017	0.7
Total Consolidated Build-to-Suits:		1,030	$265.6		$108.8

Non-Consolidated Build-to-Suit:
Houston, TX(1)	Retail/Specialty	274	$86.5	3Q 2016	$63.8

(1)	We have a 25% interest. We are contractually committed to provide up to $56.7 million in construction financing to the joint venture, of which $33.9 million has been funded as of June 30, 2016.
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

Liquidity and Capital Resources
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with applicable REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our unsecured revolving credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other available alternatives, will provide the necessary capital required by our business.
During the six months ended June 30, 2016, we obtained $57.5 million of long-term mortgage financing with a fixed interest rate of 5.2%.
At June 30, 2016, we had $75.7 million and $59.9 million of property specific mortgage balloon debt due in 2016 and 2017, respectively, including $36.4 million currently in default. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($59.8 million at June 30, 2016), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($277.0 million at June 30, 2016), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.
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

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $116.9 million for the six months ended June 30, 2016 from $112.5 million for the six months ended June 30, 2015. The increase was primarily related to the impact of cash flows generated from acquired properties, offset in part by the impact of property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash provided by (used in) investing activities totaled $13.7 million and ($212.2) million during the six months ended June 30, 2016 and 2015, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, deposits, capital expenditures, lease costs, changes in restricted cash, investments in loans receivable and investments in non-consolidated entities.
Net cash used in financing activities totaled $164.1 million and $27.1 million during the six months ended June 30, 2016 and 2015, respectively. Cash used in financing activities was primarily attributable to repurchases of common shares, dividend and distribution payments, payment of developer liabilities, financing costs and repayment of debt obligations. Cash provided by financing activities related primarily to borrowings under our corporate level debt instruments, proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares.
Dividends. Dividends paid to our common and preferred shareholders were $82.2 million in each of the six months ended June 30, 2016 and 2015.
UPREIT Structure. As of June 30, 2016, 3.4 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $38.6 million based on our closing price of $10.11 per common share on June 30, 2016 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of June 30, 2016:

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

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At June 30, 2016, the unsecured revolving credit facility had $123.0 million outstanding and availability of $277.0 million subject to covenant compliance.

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

As of June 30, 2016, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.

Results of Operations
Three months ended June 30, 2016 compared with three months ended June 30, 2015. The decrease in net income attributable to common shareholders of $0.8 million was primarily due to the items discussed below.
The decrease in total gross revenues during the three months ended June 30, 2016 of $0.8 million was primarily attributable to a decrease in rental revenue. Rental revenue decreased $0.8 million primarily due to decreases in rental revenue of $8.1 million due to property sales and $2.5 million due to changes in occupancy at certain properties, primarily offset by 2016 and 2015 property acquisitions and expansions rental revenue of $6.8 million and $3.0 million in revenue recognized from lease terminations.
Depreciation and amortization decreased by $0.5 million primarily due to property sales and assets being fully depreciated and fully amortized, primarily offset by depreciation on newly acquired properties.
The decrease in property operating expenses of $4.2 million related primarily to sales of properties in 2015 and 2016, including multi-tenanted properties, with operating expense responsibilities.
The decrease in interest and amortization expense of $0.7 million related primarily to a decrease in our overall borrowing rate particularly related to corporate level debt and the satisfaction of higher rate mortgage debt.
The increase in debt satisfaction charges, net of $7.0 million, was primarily due to the timing of debt retirement.
The increase in impairment charges of $2.9 million related primarily to the impairment of a property held for sale at June 30, 2016.
The increase in gains on sales of properties of $3.9 million relates to timing of sales of properties.
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
Six months ended June 30, 2016 compared with six months ended June 30, 2015. The increase in net income attributable to common shareholders of $15.4 million was primarily due to the items discussed below.
The increase in total gross revenues during the six months ended June 30, 2016 of $2.4 million was primarily attributable to an increase in rental revenue. Rental revenue increased $2.8 million primarily due to 2016 and 2015 property acquisitions and expansions rental revenue of $17.7 million and $5.2 million in revenue recognized from lease terminations, primarily offset by a decrease in rental revenue of $14.4 million due to property sales and $5.7 million due to changes in occupancy at certain properties
Depreciation and amortization increased by $2.3 million primarily due to newly acquired properties, primarily offset by the impact of the sale of properties and assets becoming fully depreciated and fully amortized.
The decrease in property operating expenses of $8.7 million related primarily to sales of properties in 2015 and 2016, including multi-tenanted properties, with operating expense responsibilities.
Non-operating income increased $0.7 million primarily due to the loan made to fund the construction of the build-to-suit project in Houston, Texas.
The decrease in interest and amortization expense of $0.8 million related primarily to a decrease in our overall borrowing rate particularly related to corporate level debt and the satisfaction of higher rate mortgage debt.
The increase in debt satisfaction charges, net of $17.5 million, was primarily due to the timing of debt retirement.
The increase in impairment charges of $1.8 million related primarily to the impairment of a property held for sale at June 30, 2016.
The increase in gains on sales of properties of $20.8 million relates to the timing of property sales.
The increase in equity in earnings of non-consolidated entities of $5.4 million was primarily due to a $5.4 million gain recognized on the sale of our investment in an office property in Russellville, Arkansas.
Discontinued operations represent properties sold during 2015 which were held for sale as of December 31, 2014.

Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods, excluding properties encumbered by mortgage loans in default and the revenue associated with the expansion of properties. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), tenant reimbursements and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties and certain other properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of the Company's operating performance. However, same-store NOI should not be viewed as an alternative measure of the Company's financial performance since it does not reflect the operations of the Company's entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact the Company's results from operations. Lexington believes that net income is the most directly comparable GAAP measure to same-store NOI.

The following presents our consolidated same-store NOI, for the six months ended June 30, 2016 and 2015 ($000):

	2016	2015
Total cash base rent	$150,705	$154,706
Tenant reimbursements	13,071	13,804
Property operating expenses	(19,472)	(22,676)
Same-store NOI	$144,304	$145,834
Our reported same-store NOI decreased from 2015 to 2016 by 1.0%. The primary reason for the decrease in same-store NOI between periods primarily related to two properties in which the tenant leases provided for rent to be paid semi-annually (first and third quarters) during 2015 and, in 2016, one of the properties provided for rent to be paid monthly and the other was vacant. Our historical same-store occupancy was 96.6% at June 30, 2016 and 97.1% at June 30, 2015.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Six Months ended June 30,
	2016	2015
Net income	$100,137	$84,578

Interest and amortization expense	45,572	46,395
Provision for income taxes	637	393
Depreciation and amortization	84,399	82,083
General and administrative	15,522	15,793
Transaction costs	214	714
Non-operating income	(6,420)	(5,698)
Gains on sales of properties	(42,341)	(23,151)
Impairment charges	3,014	1,252
Debt satisfaction (gains) charges, net	3,356	(14,151)
Equity in earnings of non-consolidated entities	(6,054)	(672)
Lease termination income	(6,386)	(1,190)
Straight-line adjustments	(24,380)	(22,343)
Lease incentives	842	945
Amortization of above/below market leases	955	(444)

NOI	169,067	164,504

Less NOI:
Disposed of properties	(3,612)	(12,272)
Acquired properties	(18,587)	(3,982)
Expansion revenue	(793)	(530)
Properties in default	(1,771)	(1,886)

Same-Store NOI	$144,304	$145,834

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
We present FFO available to common shareholders and unitholders - basic and also present FFO available to all equityholders and unitholders - diluted on a company-wide basis as if all securities that are convertible, at the holder's option, into our common shares, are converted at the beginning of the period. We also present Adjusted Company FFO available to all equityholders and unitholders - diluted which adjusts FFO available to all equityholders and unitholders - diluted for certain items which we believe are not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate these measures in a similar fashion, these measures may not be comparable to similarly titled measures as reported by others. These measures should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and six months ended June 30, 2016 and 2015 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$46,830	$47,654	$94,937	$79,500
Adjustments:
Depreciation and amortization	39,688	40,467	80,881	79,389
Impairment charges - real estate	3,014	113	3,014	1,252
Noncontrolling interests - OP units	648	540	1,395	1,090
Amortization of leasing commissions	1,584	1,341	3,518	2,693
Joint venture and noncontrolling interest adjustment	222	437	458	758
Gains on sales of properties, including non-consolidated entities	(25,326)	(21,426)	(47,719)	(23,151)
Tax on sales of properties	—	—	50	—
FFO available to common shareholders and unitholders - basic	66,660	69,126	136,534	141,531
Preferred dividends	1,573	1,573	3,145	3,145
Interest and amortization on 6.00% Convertible Guaranteed Notes	233	224	485	543
Amount allocated to participating securities	73	105	163	192
FFO available to all equityholders and unitholders - diluted	68,539	71,028	140,327	145,411
Debt satisfaction (gains) charges, net, including non-consolidated entities	3,194	(3,712)	3,356	(14,087)
Transaction costs / other	68	(294)	214	174
Adjusted Company FFO available to all equityholders and unitholders - diluted	$71,801	$67,022	$143,897	$131,498

Per Common Share and Unit Amounts
Basic:
FFO	$0.28	$0.29	$0.58	$0.60

Diluted:
FFO	$0.28	$0.29	$0.58	$0.60
Adjusted Company FFO	$0.29	$0.27	$0.59	$0.54

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	232,592,998	233,812,062	232,617,901	233,172,422
Operating partnership units(1)	3,818,805	3,852,974	3,819,498	3,852,974
Weighted-average common shares outstanding - basic FFO	236,411,803	237,665,036	236,437,399	237,025,396

Diluted:
Weighted-average common shares outstanding - diluted EPS	239,046,004	239,903,370	238,970,754	239,559,842
Unvested share-based payment awards	—	83,635	—	109,194
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	243,756,574	244,697,575	243,681,324	244,379,606
(1) Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of June 30, 2016, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.
Lepercq Corporate Income Fund L.P.:
Critical Accounting Policies
Management's discussion and analysis of financial condition and results of operations is based upon the Partnership's unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the Partnership's unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, the Partnership makes assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. The Partnership bases its assumptions, judgments and estimates on historical experience and various other factors that the Partnership believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, the Partnership evaluates its assumptions, judgments and estimates. Certain of the Partnership's accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Partnership's Annual Report, (2) note 2 to the consolidated financial statements contained in the Partnership's Annual Report and (3) note 1 to the Partnership's unaudited condensed consolidated financial statements contained in this Quarterly Report. The Partnership believes there have been no material changes to the items that the Partnership disclosed as the Partnership's critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Partnership's Annual Report.
Liquidity
Cash Flows. The Partnership believes that its cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations, working capital needs and all distribution payments in accordance with partnership agreement requirements in both the short-term and long-term. However, without a capital event, which would most likely involve the Company, the Partnership does not have the ability to fund balloon payments on maturing mortgages or acquire new investments.
Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows totaled $25.9 million and $17.2 million during the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to operating cash flows generated from an acquired property in 2015. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which the Partnership has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership cash management program.
Net cash provided by (used in) investing activities totaled $52.9 million and ($14.1) million during the six months ended June 30, 2016 and 2015, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings and a decrease in restricted cash. Cash used in investing activities related primarily to capital expenditures on real estate properties, investments in real estate under construction, investments in non-consolidated entities, an increase in deferred leasing costs and an increase in restricted cash.
Net cash used in financing activities totaled $73.4 million and $2.0 million during the six months ended June 30, 2016 and 2015, respectively. Cash used in financing activities was primarily attributable to distribution payments, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to proceeds of mortgages and notes payable and related party advances, net.

Property Specific Debt. As of June 30, 2016, the Partnership had no property specific debt maturing in 2016 and 2017. However, if a mortgage loan is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage loan to avoid transferring the underlying property to the lender or selling the underlying property to a third party. During the six months ended June 30, 2016, the Partnership satisfied a $15.0 million balloon maturity on its Byhalia, Mississippi property. During the six months ended June 30, 2015, the Partnership obtained a $29.2 million non-recourse mortgage, which matures January 2025 and has a fixed interest rate of 4.1%. During 2016, the loan was assumed by a buyer in connection with the sale of the encumbered property.
 Capital Recycling. During the six months ended June 30, 2016, the Partnership disposed of its interests in certain properties, including land investments for an aggregate gross sales price of $103.3 million. The Partnership satisfied an aggregate $38.1 million of non-recourse mortgage debt in connection with the sales.

Results of Operations
Three months ended June 30, 2016 compared with the three months ended June 30, 2015. The increase in total gross revenues of $1.1 million was primarily attributable to an increase in rental revenue. The increase in rental revenue of $1.5 million was primarily due to rental revenue from newly acquired properties and lease termination income of $5.0 million, offset in part by a reduction in rental revenue of $3.5 million due to a change in occupancy at certain properties and sales of properties.
Depreciation and amortization increased by $0.9 million primarily due to the acquisition of the Richland, Washington property and the acceleration of amortization of lease costs and intangible assets due to certain lease terminations.
Property operating expense decreased $0.7 million primarily due to the sale of a multi-tenanted property.
Interest and amortization increased $0.6 million primarily due to the financing of the Richland, Washington property, partially offset by the satisfaction of other non-recourse mortgage loans.
Debt satisfaction charges, net during the three months ended June 30, 2016 of $1.6 million primarily related to the satisfaction of non-recourse mortgage loans in connection with the sales of properties.
Impairment charges of $2.4 million during the three months ended June 30, 2016 related to an impairment charge on a held for sale vacant office property in Foxborough, Massachusetts.
Gains on sales of properties during the three months ended June 30, 2016 of $8.2 million primarily related to the sales of three properties and a New York, New York land investment.
Six months ended June 30, 2016 compared with the six months ended June 30, 2015. The increase in total gross revenues of $3.6 million is primarily attributable to an increase in rental revenue. The increase in rental revenue of $3.9 million was primarily due to rental revenue from newly acquired properties and a property expansion and lease termination income of $9.4 million, offset in part by a reduction in rental revenue of $5.5 million due to a change in occupancy at certain properties and sales of properties.
Depreciation and amortization increased by $3.1 million primarily due to the acquisition of the Richland, Washington property and the acceleration of amortization of lease costs and intangible assets due to certain lease terminations.
Interest and amortization increased by $1.5 million primarily due to the financing of the Richland, Washington property, partially offset by the satisfaction of other non-recourse mortgage loans.
Debt satisfaction charges, net increased $1.6 million related primarily to the satisfaction of non-recourse mortgage loans in connection with the sales of properties.
Impairment charges of $2.4 million during the six months ended June 30, 2016 related to an impairment charge on a held for sale vacant office property in Foxborough, Massachusetts.
Gains on sales of properties during the six months ended June 30, 2016 of $16.0 million primarily related to the sale of four properties and a New York, New York land investment.
Off-Balance Sheet Arrangements
The Partnership is a co-borrower or guarantor of corporate borrowing facilities and debt securities of the Company (see notes 5 and 8 to the Partnership's unaudited condensed consolidated financial statements with respect to debt securities). In addition, the Partnership, from time to time, guarantees certain tenant improvement allowances and lease commissions on behalf of its subsidiaries when required by the related tenant or lender. However, the Partnership does not believe these guarantees are material to it as the obligations under and risks associated with such guarantees are priced into the rent under the applicable lease or the value of the applicable property.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $123.0 million and $93.0 million at June 30, 2016 and 2015, respectively, which represented 5.8% and 4.4%, respectively, of our aggregate principal consolidated indebtedness. During each of the three-month periods ended June 30, 2016 and 2015, our variable-rate indebtedness had a weighted-average interest rate of 1.4%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2016 and 2015 would have increased by $366 thousand and $251 thousand, respectively. During each of the six-month periods ended June 30, 2016 and 2015, our variable-rate indebtedness had a weighted-average interest rate of 1.4%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2016 and 2015 would have increased by $837 thousand and $254 thousand, respectively. As of June 30, 2016 and 2015, our aggregate principal consolidated fixed-rate debt was $2.1 billion and $2.0 billion, respectively, which represented 94.2% and 95.6%, respectively, of our aggregate principal consolidated indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of June 30, 2016. We believe the fair value is indicative of the interest rate environment as of June 30, 2016, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $2.0 billion as of June 30, 2016.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2016, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

The Partnership has similar exposure to market risk and interest rate risk relating to its variable-rate indebtedness because the Partnership is a co-borrower of the Company's variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Lexington Realty Trust:

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lepercq Corporate Income Fund L.P.:

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Partnership's “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of the Partnership's management, including Lex GP's President and Lex GP's Vice President and Treasurer who are the Partnership's Principal Executive Officer and the Partnership's Principal Financial Officer, respectively. Based upon this evaluation, Lex GP's President and Lex GP's Vice President and Treasurer have concluded that the Partnership's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership's management, including Lex GP's President and Lex GP's Vice President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. There were no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.
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

From time to time the Company and Partnership are directly and indirectly involved in legal proceedings arising in the ordinary course of the Company's and Partnership's business, including claims by lenders under non-recourse carve-out guarantees where the full balance of the mortgage is on the Company's and, at times, Partnership's balance sheet, such as the claim described below. We believe, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's or the Partnership's business, financial condition and results of operations.

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

The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement.  We intend to vigorously defend the lender’s claim.  The Company filed a motion to dismiss on October 19, 2015 and a hearing was scheduled for June 15, 2016, which was canceled by the Court. The lender also brought a foreclosure action against the property owner subsidiary. A foreclosure sale was scheduled for July 26, 2016, but the property owner subsidiary exercised its right to postpone the sale until August 23, 2016.

ITEM 1A.	Risk Factors.

There have been no material changes in our or the Partnership's risk factors from those disclosed in our Annual Report or the Partnership's Annual Report which are incorporated herein by reference, with the exception of :
We disclose Funds From Operations available to common shareholders and unitholders (“FFO”), Adjusted Company Funds from Operations available to all equityholders and unitholders (“Adjusted Company FFO”), Net Operating Income (“NOI”) and other non-GAAP financial measures in documents filed with the SEC; however, neither FFO, Adjusted Company FFO, NOI nor the other non-GAAP financial measures we disclose are equivalent to our net income or loss as determined under GAAP or other applicable comparable GAAP measures, and you should consider GAAP measures to be more relevant to our operating performance.
We use and disclose to investors FFO, Adjusted Company FFO, NOI and other non-GAAP financial measures. FFO, Adjusted Company FFO, NOI and the other non-GAAP financial measures are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider these GAAP measures to be more relevant to evaluating our operating performance. FFO, Adjusted Company FFO and NOI, and GAAP net income differ because FFO, Adjusted Company FFO and NOI exclude many items that are factored into GAAP net income.
Because of the differences between FFO, Adjusted Company FFO, NOI and GAAP net income or loss, FFO, Adjusted Company FFO and NOI may not be accurate indicators of our operating performance, especially during periods in which we are acquiring and selling properties. In addition, FFO, Adjusted Company FFO and NOI are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO, Adjusted Company FFO or NOI as alternatives to cash flows from operations, as an indication of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions to our shareholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, Adjusted Company FFO and NOI. Also, because not all companies calculate FFO, Adjusted Company FFO and NOI the same way, comparisons with other companies measures with similar titles may not be meaningful.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2016 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2016	—	$—	—	6,599,088
May 1 - 31, 2016	—	$—	—	6,599,088
June 1 - 30, 2016	—	$—	—	6,599,088
Second quarter 2016	—	$—	—	6,599,088

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

31.1	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.3	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.4	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.3	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.4	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged; (vii) Unaudited Condensed Consolidated Balance Sheets of LCIF; (viii) Unaudited Condensed Consolidated Statements of Operations of LCIF; (ix) Unaudited Condensed Consolidated Statements of Changes in Partners' Capital of LCIF; (x) Unaudited Condensed Consolidated Statements of Cash Flows of LCIF; and (xi) Notes to Unaudited Condensed Consolidated Financial Statements of LCIF, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 9, 2016	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	August 9, 2016	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	August 9, 2016	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Date:	August 9, 2016	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President and Treasurer (principal financial officer)