Form 10-Q
period 2016-09-30
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2016-11-04
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016.
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
Indicate the number of shares outstanding of each of Lexington Realty Trust's classes of common stock, as of the latest practicable date: 237,091,561 common shares of beneficial interest, par value $0.0001 per share, as of November 2, 2016.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2016, which we refer to as this Quarterly Report, of (1) Lexington Realty Trust, which we refer to as the Company or the Trust, and subsidiaries and (2) Lepercq Corporate Income Fund L.P., which we refer to as the Partnership or LCIF, and subsidiaries. Unless stated otherwise or the context otherwise requires, (1) “we,” “our,” and “us” refer collectively to the Company and its consolidated subsidiaries, including LCIF and its consolidated subsidiaries, and (2) LCIF or the Partnership refers to LCIF and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

The Company is the sole equity owner of (1) Lex GP-1 Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of September 30, 2016, approximately 96.0% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets:
Real estate, at cost	$3,459,784	$3,789,711
Real estate - intangible assets	598,359	692,778
Investments in real estate under construction	137,576	95,402
	4,195,719	4,577,891
Less: accumulated depreciation and amortization	1,201,043	1,179,969
Real estate, net	2,994,676	3,397,922
Assets held for sale	29,819	24,425
Cash and cash equivalents	117,791	93,249
Restricted cash	42,387	10,637
Investment in and advances to non-consolidated entities	63,963	31,054
Deferred expenses, net	34,697	42,000
Loans receivable, net	95,808	95,871
Rent receivable – current	8,875	7,193
Rent receivable – deferred	22,843	87,547
Other assets	39,092	18,505
Total assets	$3,449,951	$3,808,403

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$757,718	$872,643
Revolving credit facility borrowings	—	177,000
Term loans payable, net	500,839	500,076
Senior notes payable, net	494,153	493,526
Convertible guaranteed notes payable, net	—	12,126
Trust preferred securities, net	127,071	126,996
Dividends payable	47,944	45,440
Liabilities held for sale	2,220	8,405
Accounts payable and other liabilities	30,796	41,479
Accrued interest payable	11,632	8,851
Deferred revenue - including below market leases, net	43,904	42,524
Prepaid rent	17,432	16,806
Total liabilities	2,033,709	2,345,872

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 237,083,452 and 234,575,225 shares issued and outstanding in 2016 and 2015, respectively	24	23
Additional paid-in-capital	2,788,966	2,776,837
Accumulated distributions in excess of net income	(1,481,484)	(1,428,908)
Accumulated other comprehensive loss	(4,883)	(1,939)
Total shareholders’ equity	1,396,639	1,440,029
Noncontrolling interests	19,603	22,502
Total equity	1,416,242	1,462,531
Total liabilities and equity	$3,449,951	$3,808,403
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross revenues:
Rental	$98,952	$98,095	$304,158	$300,551
Tenant reimbursements	7,379	7,343	23,366	23,662
Total gross revenues	106,331	105,438	327,524	324,213
Expense applicable to revenues:
Depreciation and amortization	(40,288)	(39,712)	(124,687)	(121,795)
Property operating	(11,472)	(13,484)	(34,843)	(45,600)
General and administrative	(7,510)	(6,734)	(23,032)	(22,526)
Non-operating income	3,080	2,515	9,500	8,213
Interest and amortization expense	(23,001)	(21,931)	(68,573)	(68,273)
Debt satisfaction gains (charges), net	2,538	(398)	(818)	13,753
Impairment charges	(72,890)	(32,818)	(75,904)	(34,070)
Gains on sales of properties	16,072	1,733	58,413	23,307
Income (loss) before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	(27,140)	(5,391)	67,580	77,222
Provision for income taxes	(462)	(75)	(1,099)	(464)
Equity in earnings of non-consolidated entities	340	266	6,394	938
Income (loss) from continuing operations	(27,262)	(5,200)	72,875	77,696
Discontinued operations:
Income from discontinued operations	—	—	—	109
Provision for income taxes	—	—	—	(4)
Gain on sale of property	—	—	—	1,577
Total discontinued operations	—	—	—	1,682
Net income (loss)	(27,262)	(5,200)	72,875	79,378
Less net (income) loss attributable to noncontrolling interests	2,232	(784)	340	(2,525)
Net income (loss) attributable to Lexington Realty Trust shareholders	(25,030)	(5,984)	73,215	76,853
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(50)	(72)	(187)	(264)
Net income (loss) attributable to common shareholders	$(26,653)	$(7,629)	$68,310	$71,871
Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.11)	$(0.03)	$0.29	$0.30
Income from discontinued operations	—	—	—	0.01
Net income (loss) attributable to common shareholders	$(0.11)	$(0.03)	$0.29	$0.31
Weighted-average common shares outstanding – basic	234,207,396	234,018,062	233,151,600	233,457,400
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.11)	$(0.03)	$0.28	$0.30
Income from discontinued operations	—	—	—	0.01
Net income (loss) attributable to common shareholders	$(0.11)	$(0.03)	$0.28	$0.31
Weighted-average common shares outstanding – diluted	234,207,396	234,018,062	237,215,883	233,776,838
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$(26,653)	$(7,629)	$68,310	$70,189
Income from discontinued operations	—	—	—	1,682
Net income (loss) attributable to common shareholders	$(26,653)	$(7,629)	$68,310	$71,871
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(27,262)	$(5,200)	$72,875	$79,378
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	2,637	(3,990)	(2,944)	(6,620)
Other comprehensive income (loss)	2,637	(3,990)	(2,944)	(6,620)
Comprehensive income (loss)	(24,625)	(9,190)	69,931	72,758
Comprehensive (income) loss attributable to noncontrolling interests	2,232	(784)	340	(2,525)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$(22,393)	$(9,974)	$70,271	$70,233
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months ended September 30, 2016		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2015	$1,462,531	$94,016	$23	$2,776,837	$(1,428,908)	$(1,939)	$22,502
Issuance of common shares upon conversion of convertible notes	12,027	—	—	12,027	—	—	—
Repurchase of common shares	(8,973)	—	—	(8,973)	—	—	—
Redemption of noncontrolling OP units for common shares	—	—	—	31	—	—	(31)
Issuance of common shares and deferred compensation amortization, net	9,045	—	1	9,044	—	—	—
Dividends/distributions	(128,319)	—	—	—	(125,791)	—	(2,528)
Net income (loss)	72,875	—	—	—	73,215	—	(340)
Other comprehensive loss	(2,944)	—	—	—	—	(2,944)	—
Balance September 30, 2016	$1,416,242	$94,016	$24	$2,788,966	$(1,481,484)	$(4,883)	$19,603

Nine Months ended September 30, 2015		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2014	$1,508,920	$94,016	$23	$2,763,374	$(1,372,051)	$404	$23,154
Issuance of common shares upon conversion of convertible notes	3,630	—	—	3,630	—	—	—
Repurchase of common shares	(11,019)	—	—	(11,019)	—	—	—
Issuance of common shares and deferred compensation amortization, net	23,852	—	1	23,851	—	—	—
Acquisition of consolidated joint venture partner's equity interest	(1,234)	—	—	—	(1,247)	—	13
Dividends/distributions	(128,837)	—	—	—	(125,972)	—	(2,865)
Net income	79,378	—	—	—	76,853	—	2,525
Other comprehensive loss	(6,620)	—	—	—	—	(6,620)	—
Balance September 30, 2015	$1,468,070	$94,016	$24	$2,779,836	$(1,422,417)	$(6,216)	$22,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months ended September 30,
	2016	2015
Net cash provided by operating activities:	$180,583	$181,475
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(70,297)	(197,926)
Investment in real estate under construction	(105,548)	(94,287)
Capital expenditures	(3,267)	(18,744)
Net proceeds from sale of properties	293,634	156,475
Principal payments received on loans receivable	214	4,334
Investment in loans receivable	—	(10,267)
Investments in non-consolidated entities	(33,554)	(10,322)
Distributions from non-consolidated entities in excess of accumulated earnings	7,299	1,171
Increase in deferred leasing costs	(6,165)	(4,242)
Change in restricted cash	(32,450)	3,596
Real estate deposits, net	(20,566)	(2,634)
Net cash provided by (used in) investing activities	29,300	(172,846)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(123,287)	(123,529)
Principal amortization payments	(20,887)	(26,760)
Principal payments on debt, excluding normal amortization	(103,473)	(106,956)
Retirement of convertible notes	(672)	(529)
Change in revolving credit facility borrowings, net	(177,000)	73,000
Payment of developer liabilities	(4,016)	—
Change in restricted cash	—	(1,573)
Change in deferred financing costs	(1,841)	(7,339)
Proceeds of mortgages and notes payable	254,650	80,843
Cash distributions to noncontrolling interests	(2,528)	(2,865)
Purchase of noncontrolling interest	—	(4,022)
Issuance of common shares, net	2,686	17,312
Repurchase of common shares	(8,973)	(11,019)
Net cash used in financing activities	(185,341)	(113,437)
Change in cash and cash equivalents	24,542	(104,808)
Cash and cash equivalents, at beginning of period	93,249	191,077
Cash and cash equivalents, at end of period	$117,791	$86,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(1)	The Company and Financial Statement Presentation
Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland real estate investment trust (“REIT”) that owns a diversified portfolio of equity and debt investments in single-tenant commercial properties. A majority of these properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, certain leases provide that the landlord is responsible for certain operating expenses.
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
As of September 30, 2016, the Company had ownership interests in approximately 200 consolidated real estate properties, located in 40 states. The properties in which the Company has an interest are leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2016 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016 (“Annual Report”).
Basis of Presentation and Consolidation. The Company's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The financial statements reflect the accounts of the Company and its consolidated subsidiaries.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
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
The Company has a joint venture limited partnership with a developer which is a consolidated VIE. The joint venture is developing an office campus in Lake Jackson, Texas. The Company currently has a 100% interest in the joint venture; however, the developer has certain protective rights, and, upon project completion, the developer will be credited with a notional capital account for a profit interest and certain cost savings. As of September 30, 2016 and December 31, 2015, the joint venture had $101,203 and $62,353, respectively, in real estate under construction.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of September 30, 2016, the VIEs' mortgages and notes payable are non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Real estate, net	$720,670	$1,072,463
Total assets	$890,025	$1,192,944
Mortgages and notes payable, net	$364,953	$431,599
Total liabilities	$384,380	$448,057
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
September 30, 2016 and 2015
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
The Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, on January 1, 2016. ASU 2015-03 amended presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were presented as an asset in the balance sheet. As shown in the table below and pursuant to the guidance in ASU 2015-03, the Company has reclassified unamortized debt issuance costs associated with certain debt obligations in the Company's previously reported consolidated balance sheet as of December 31, 2015 as follows:

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
September 30, 2016 and 2015
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months. The accounting applied to lessors under this new guidance is largely unchanged from prior guidance. Lessors in most cases will continue to record operating leases as operating leases and recognize lease income from those leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements, which requires more timely recognition of credit losses associated with financial assets. The ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years; however early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
BASIC
Income (loss) from continuing operations attributable to common shareholders	$(26,653)	$(7,629)	$68,310	$70,189
Income from discontinued operations attributable to common shareholders	—	—	—	1,682
Net income (loss) attributable to common shareholders	$(26,653)	$(7,629)	$68,310	$71,871
Weighted-average number of common shares outstanding - basic	234,207,396	234,018,062	233,151,600	233,457,400
Income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.03)	$0.29	$0.30
Income from discontinued operations	—	—	—	0.01
Net income (loss) attributable to common shareholders	$(0.11)	$(0.03)	$0.29	$0.31

DILUTED
Income (loss) from continuing operations attributable to common shareholders - basic	$(26,653)	$(7,629)	$68,310	$70,189
Impact of assumed conversions	—	—	(1,083)	—
Income (loss) from continuing operations attributable to common shareholders	(26,653)	(7,629)	67,227	70,189
Income from discontinued operations attributable to common shareholders - basic	—	—	—	1,682
Impact of assumed conversions	—	—	—	—
Income from discontinued operations attributable to common shareholders	—	—	—	1,682
Net income (loss) attributable to common shareholders	$(26,653)	$(7,629)	$67,227	$71,871

Weighted-average common shares outstanding - basic	234,207,396	234,018,062	233,151,600	233,457,400
Effect of dilutive securities:
Share options	—	—	246,166	319,438
OP Units	—	—	3,818,117	—
Weighted-average common shares outstanding - diluted	234,207,396	234,018,062	237,215,883	233,776,838

Income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.03)	$0.28	$0.30
Income from discontinued operations	—	—	—	0.01
Net income (loss) attributable to common shareholders	$(0.11)	$(0.03)	$0.28	$0.31

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
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

(3)	Investments in Real Estate and Real Estate Under Construction
The Company completed the following consolidated acquisition and build-to-suit arrangements during the nine months ended September 30, 2016:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below Market Lease Intangible
Industrial	Detroit, MI	January 2016	$29,697	10/2035	$1,133	$25,009	$3,555	$—
Industrial	Anderson, SC	June 2016	61,347	06/2036	4,663	45,011	11,673	—
Industrial	Wilsonville, OR	September 2016	43,100	10/2032	6,815	32,380	5,920	(2,015)
			$134,144		$12,611	$102,400	$21,148	$(2,015)

The Company recognized aggregate transaction costs of $329 and $1,119 for the nine months ended September 30, 2016 and 2015, respectively, which are included as property operating expenses within the Company's unaudited condensed consolidated statements of operations.
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
As of September 30, 2016, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 9/30/2016
Lake Jackson, TX(1)	Office	664,000	$166,164	20	4Q 16/1Q 17	$101,203
Charlotte, NC	Office	201,000	62,445	15	1Q 17	32,613
Opelika, AL	Industrial	165,000	37,000	25	2Q 17	3,760
		1,030,000	$265,609			$137,576
(1)Joint venture arrangement with developer. The Company currently has a 100% economic interest in the joint venture.
As of September 30, 2016 and December 31, 2015, the Company's aggregate investment in development arrangements was $137,576 and $95,402, respectively, which included $5,180 and $2,726 of capitalized interest, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.
The Company can give no assurances that any of these development arrangements will be consummated or, if consummated, will perform to the Company's expectations.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(4)	Property Dispositions, Discontinued Operations and Real Estate Impairment
During the nine months ended September 30, 2016, the Company disposed of its interests in various properties, including land investments, for an aggregate gross sales price of $561,817 and conveyed a vacant office property along with its escrow deposits in satisfaction of a $14,118 non-recourse secured mortgage loan, however, the lender has brought a claim under the related non-recourse carve out guaranty. During the nine months ended September 30, 2015, the Company disposed of its interest in various properties for an aggregate gross sales price of $217,675 and conveyed certain properties along with their escrow deposits in satisfaction of a $30,293 non-recourse secured mortgage loan. In addition, during the nine months ended September 30, 2015, the Company disposed of a vacant retail property, with a zero basis, upon the expiration of the related ground lease. Also, during the nine months ended September 30, 2016 and 2015, in connection with the sale of certain properties, the purchasers assumed an aggregate $242,269 and $55,000, respectively, of non-recourse mortgage debt.
During the nine months ended September 30, 2016 and 2015, the Company recognized aggregate gains on sales of properties of $58,413 and $24,884, respectively. In addition, during the nine months ended September 30, 2016 and 2015, the Company recognized aggregate debt satisfaction gains (charges), net of $(381) and $10,106, respectively, relating to disposed properties. During the nine months ended September 30, 2016 and 2015, the Company recognized aggregate impairment charges of $69,353 and $34,070, respectively, relating to properties that were ultimately disposed. The impairment charges recognized during the nine months ended September 30, 2016 include an impairment charge of $65,500 recognized on the sale of three land investments in New York, New York. The land investments were subject to 99-year leases with annual escalations and the aggregate deferred rent receivable balance at the date of sale of $91,213 was written off.
The results of operations for properties disposed of in 2016 and 2015, that were not classified as held for sale as of December 31, 2014, are included within continuing operations in the unaudited condensed consolidated financial statements. As of September 30, 2016 and December 31, 2015, the Company had three and two properties, respectively, classified as held for sale.
Assets and liabilities of held for sale properties as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Assets:
Real estate, at cost	$31,312	$16,590
Real estate, intangible assets	7,638	10,786
Accumulated depreciation and amortization	(11,876)	(4,069)
Rent receivable - deferred	2,016	1,118
Deferred leasing costs, net	610	—
Other assets	119	—
	$29,819	$24,425

Liabilities:
Mortgage payable	$—	$8,373
Other	2,220	32
	$2,220	$8,405
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. As a result, during the nine months ended September 30, 2016, the Company recognized additional impairment charges of $6,551. The Company determined that the expected undiscounted cash flows based upon the revised estimated holding periods of certain individual assets were below the individual asset's carrying value.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Loans Receivable
As of September 30, 2016 and December 31, 2015, the Company's loans receivable were comprised primarily of mortgage loans on real estate.
The following is a summary of our loans receivable as of September 30, 2016 and December 31, 2015:

	Loan carrying-value(1)
Loan	9/30/2016	12/31/2015	Interest Rate	Maturity Date
Kennewick, WA(2)	$85,657	$85,505	9.00%	05/2022
Oklahoma City, OK(3)	8,501	8,501	11.50%	03/2016
Other	1,650	1,865	8.00%	2021-2022
	$95,808	$95,871

(1)	Loan carrying value includes accrued interest and is net of origination costs, if any.

(2)	Loan provides for a current pay rate of 8.75%, an accrual rate of 9.0% and a balloon of $87,245 at maturity.

(3)
In June 2015, the Company loaned a tenant-in-common $8,420. The loan is secured by the tenant-in-common's interest in an office property, in which the Company has a 40% tenant-in-common interest. The loan was in default as of September 30, 2016 and the Company is exercising its remedies.

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
The Company's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of September 30, 2016, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than the maturity default of the borrower of the Oklahoma City, Oklahoma loan, for which the Company believes its collateral is sufficient to recover the full amount of the receivable.

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(4,883)	$—	$(4,883)	$—
Impaired real estate assets*	$15,610	$—	$—	$15,610

	Balance	Fair Value Measurements Using
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4	$—	$4	$—
Impaired real estate assets*	$3,015	$—	$—	$3,015
Interest rate swap liabilities	$(1,943)	$—	$(1,943)	$—
*Represents a non-recurring fair value measurement.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$95,808	$97,241	$95,871	$103,014

Liabilities
Debt	$1,879,781	$1,861,619	$2,182,367	$2,164,571
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2016 and December 31, 2015, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(7)	Investment in and Advances to Non-Consolidated Entities
As of September 30, 2016, the Company had ownership interests ranging from 15% to 40% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $47,186 at September 30, 2016 (the Company's proportionate share was $8,502) with rates ranging from 3.7% to 4.7%. In January 2016, the Company received $6,681 in connection with the sale of a non-consolidated office property in Russellville, Arkansas. The Company recognized a gain of $5,378 relating to the sale, which is included in equity in earnings of non-consolidated entities.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of September 30, 2016, the Company had a 25% equity interest in the joint venture. The joint venture completed the project during the nine months ended September 30, 2016 for a total construction cost of $79,964. The Company is contractually obligated to provide construction financing to the joint venture up to $56,686, of which $43,106 had been funded as of September 30, 2016. The property is net leased for a 20-year term.

(8)	Debt
The Company had the following mortgages and notes payable outstanding as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Mortgages and notes payable	$765,045	$882,952
Unamortized debt issuance costs	(7,327)	(10,309)
	$757,718	$872,643
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at September 30, 2016 and December 31, 2015 and the mortgages and notes payables mature between 2016 and 2036 as of September 30, 2016. The weighted-average interest rate was 4.7% and 4.9% at September 30, 2016 and December 31, 2015, respectively.
The Company had the following senior notes outstanding as of September 30, 2016 and December 31, 2015:

Issue Date	September 30, 2016	December 31, 2015	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized discount	(1,848)	(2,053)
Unamortized debt issuance cost	(3,999)	(4,421)
	$494,153	$493,526
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
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

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At September 30, 2016, the revolving credit facility had no amounts outstanding and availability of $400,000, subject to covenant compliance.

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

(4)	The aggregate unamortized debt issuance costs for the term loans were $4,161 and $4,924 as of September 30, 2016 and December 31, 2015, respectively.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2016.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes paid interest semi-annually in arrears and were scheduled to mature in January 2030. The notes were fully satisfied/converted in 2016 and at September 30, 2016, no notes were outstanding. During the nine months ended September 30, 2016 and 2015, $12,400 and $3,828, respectively, aggregate principal amount of the notes were converted for 1,892,269 and 519,664 common shares, respectively, and aggregate cash payments of $672 and $529, respectively. The satisfactions/conversions resulted in debt satisfaction charges of $436 and $476 for the nine months ended September 30, 2016 and 2015, respectively.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, were open for redemption at the Company's option commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of September 30, 2016 and December 31, 2015, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $2,049 and $2,124, respectively, of unamortized debt issuance costs.

During the nine months ended September 30, 2016 and 2015, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company had debt satisfaction gains (charges), net of $(1) and $4,123, respectively.

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
September 30, 2016 and 2015
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2016 and 2015.
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $2,943 will be reclassified as an increase to interest expense.
As of September 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset			Other Assets	$4
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(4,883)	Accounts Payable and Other Liabilities	$(1,943)
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
Hedging Relationships	2016	2015		2016	2015
Interest Rate Swaps	$(6,035)	$(10,742)	Interest expense	$3,091	$4,122

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2016, the Company had not posted any collateral related to the agreements.

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2016 and 2015, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the nine months ended September 30, 2016 and 2015, the Company issued 577,823 and 1,845,617 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $4,115 and $17,415, respectively.
During the nine months ended September 30, 2016 and 2015, the Company granted common shares to certain employees and trustees as follows:

	Nine Months ended September 30,
	2016	2015
Performance Shares(1)
Shares issued:
Index	404,466	321,018
Peer	404,463	321,011

Grant date fair value per share:(2)
Index	$4.53	$6.86
Peer	$4.58	$6.66

Non-Vested Common Shares:(3)
Shares issued	225,090	170,650
Grant date fair value	$1,724	$1,916

Non-management Board of Trustee grant:(4)
Shares issued	17,500	20,400
Grant date fair value	$131	$209

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
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the nine months ended September 30, 2016 and 2015, the Company repurchased 1,184,113 and 1,306,300 common shares, respectively, at an average price of $7.56 and $8.42 per common share, respectively.
Accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015 represented $(4,883) and $(1,939), respectively, of unrealized loss on interest rate swaps, net.
Changes in Accumulated Other Comprehensive Loss

Gains and Losses on Cash Flow Hedges
Balance December 31, 2015	$(1,939)
Other comprehensive loss before reclassifications	(6,035)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	3,091
Balance September 30, 2016	$(4,883)
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
As of September 30, 2016, there were approximately 3,387,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months ended September 30,
	2016	2015
Net income attributable to Lexington Realty Trust shareholders	$73,215	$76,853
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling units	31	—
Change from net income attributable to shareholders and transfers from noncontrolling interests	$73,246	$76,853
In July 2015, the Company acquired its consolidated joint venture partners' interests in an office property in Philadelphia, Pennsylvania for $4,022, raising the Company's ownership to 100%.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(12)	Related Party Transactions
In connection with efforts to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provides that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds.  As of September 30, 2016, the joint venture has not received any such funds and the Company has not recorded any liability related to this guaranty. The maximum amount of funds that would be subject to the guaranty obligation is $18,000.
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
GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender seeks approximately $15,500 in order to satisfy the outstanding amount of the loan, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto. The Company has not recorded any liability relating to this litigation as of September 30, 2016 as the Company believes that a loss contingency is “reasonably possible” (as defined by FASB ASC 450-20-20) but not “probable” (as defined by FASB ASC 450-20-20).
The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement. The limited guaranty provides that the guarantor's liability for the guaranteed obligations shall not exceed $10,000, which the Company believes is its maximum exposure to loss. The Company intends to vigorously defend the lender’s claim.  The Company filed a motion to dismiss on October 19, 2015 and a hearing was scheduled for June 15, 2016, which was canceled by the Court. The Company is awaiting the Court's ruling on the Company's motion to dismiss.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The lender also brought a foreclosure action against the property owner subsidiary. A foreclosure sale was held September 13, 2016 and the lender acquired the property for a nominal amount and, as such, the Company derecognized the property and related debt obligation. The carrying value of the property, which approximated fair value, was less than the non-recourse mortgage and related accrued interest, resulting in a gain on debt extinguishment of $8,761 for the nine months ended September 30, 2016.

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2016 and 2015, the Company paid $62,995 and $62,914, respectively, for interest and $1,163 and $788, respectively, for income taxes.

(15)	Subsequent Events
Subsequent to September 30, 2016 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company sold two properties to unrelated third parties for an aggregate gross sales price of $40,250. Also, on October 26, 2016, the tenant in the Company's approximately 104,000 square foot office property in Rock Hill, South Carolina filed an assignment for the benefit of creditors under Florida law and it is expected that the tenant will reject the lease.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	September 30, 2016	December 31, 2015
Assets:
Real estate, at cost	$721,165	$1,061,606
Real estate - intangible assets	99,752	189,700
Investment in real estate under construction	32,613	9,223
	853,530	1,260,529
Less: accumulated depreciation and amortization	238,669	255,024
Real estate, net	614,861	1,005,505
Assets held for sale	11,637	—
Cash and cash equivalents	80,086	19,130
Restricted cash	1,645	2,457
Investment in and advances to non-consolidated entities	5,580	5,924
Deferred expenses, net	6,214	8,459
Rent receivable - current	448	801
Rent receivable - deferred	10,213	87,150
Other assets	1,846	1,500
Total assets	$732,530	$1,130,926

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$169,444	$431,599
Co-borrower debt	152,753	201,106
Related party advances, net	2,993	3,232
Accounts payable and other liabilities	3,653	5,503
Accrued interest payable	664	942
Deferred revenue - including below market leases, net	4,625	5,306
Distributions payable	16,914	17,214
Liabilities held for sale	2,206	—
Prepaid rent	3,820	4,367
Total liabilities	357,072	669,269

Commitments and contingencies
Partners' capital	375,458	461,657
Total liabilities and partners' capital	$732,530	$1,130,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except unit data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross revenues:
Rental	$28,846	$28,336	$92,002	$87,587
Tenant reimbursements	2,062	2,426	6,782	7,435
Total gross revenues	30,908	30,762	98,784	95,022
Expense applicable to revenues:
Depreciation and amortization	(7,793)	(7,308)	(25,402)	(21,847)
Property operating	(3,372)	(4,244)	(11,057)	(12,412)
General and administrative	(2,290)	(2,235)	(6,777)	(6,598)
Non-operating income	44	1	299	38
Interest and amortization expense	(7,133)	(7,200)	(23,400)	(21,918)
Debt satisfaction charges, net	(5,773)	—	(7,388)	(33)
Impairment charges	(65,509)	—	(67,935)	—
Gains on sales of properties	—	—	16,029	—
Income (loss) before provision for income taxes and equity in earnings of non-consolidated entities	(60,918)	9,776	(26,847)	32,252
Provision for income taxes	(32)	(8)	(57)	(41)
Equity in earnings of non-consolidated entities	49	59	252	135
Net income (loss)	$(60,901)	$9,827	$(26,652)	$32,346
Net income (loss) per unit	$(0.73)	$0.13	$(0.32)	$0.45
Weighted-average units outstanding	83,241,396	74,449,266	83,241,396	71,965,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited and in thousands, except unit amounts)

Nine Months ended September 30, 2016	Units	Partners' Capital
Balance December 31, 2015	83,241,396	$461,657
Changes in co-borrower debt allocation	—	(9,647)
Distributions	—	(49,900)
Net loss	—	(26,652)
Balance September 30, 2016	83,241,396	$375,458

Nine Months ended September 30, 2015
Balance December 31, 2014	70,682,266	$432,041
Changes in co-borrower debt allocation	—	(31,383)
Issuance of units	3,767,000	37,879
Distributions	—	(44,354)
Net income	—	32,346
Balance September 30, 2015	74,449,266	$426,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months ended September 30,
	2016	2015
Net cash provided by operating activities	$31,767	$27,933
Cash flows from investing activities:
Investments in real estate under construction	(23,390)	(9,111)
Capital expenditures	(1,226)	(5,901)
Net proceeds from the sale of properties	185,219	—
Principal payments received on loans receivable	—	3,137
Investment in loan receivable	—	(318)
Investment in non-consolidated entities	(81)	(1,662)
Distributions from non-consolidated entities in excess of accumulated earnings	425	341
Increase in deferred leasing costs	(997)	(1,062)
Change in restricted cash	812	(666)
Real estate deposits	1,932	—
Net cash provided by (used in) investing activities	162,694	(15,242)
Cash flows from financing activities:
Distributions to partners	(50,200)	(13,368)
Principal amortization payments	(1,053)	(1,072)
Increase in deferred financing costs	(79)	(632)
Principal payments on debt, excluding normal amortization	(23,934)	(28,627)
Co-borrower debt payment	(58,000)	—
Proceeds of mortgages and notes payable	—	29,193
Related party note payment	—	(8,250)
Related party advances (payments), net	(239)	14,233
Net cash used in financing activities	(133,505)	(8,523)
Change in cash and cash equivalents	60,956	4,168
Cash and cash equivalents, at beginning of period	19,130	8,328
Cash and cash equivalents, at end of period	$80,086	$12,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. As of September 30, 2016, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96% of the outstanding units of the Partnership.

As of September 30, 2016, the Partnership had ownership interests in 35 consolidated real estate properties, located in 23 states. The properties in which the Partnership has an interest are leased to tenants in various industries.

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

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2016 have been prepared by the Partnership in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016 (“Annual Report”).

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

Earnings Per Unit. Net income (loss) per unit is computed by dividing net income (loss) by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests of Lexington, par value $0.0001 per share, classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of September 30, 2016, Lexington's common shares had a closing price of $10.30 per share. The estimated fair value of these units was $39,285, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit data)

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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $49,900 ($0.60 per weighted-average unit) and $44,354 ($0.62 per weighted-average unit) to its partners during the nine months ended September 30, 2016 and 2015, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit data)

The Partnership adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs on January 1, 2016. ASU 2015-03 amended presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were presented as an asset in the balance sheet.  As shown in the table below, pursuant to the guidance in ASU 2015-03, the Partnership has reclassified unamortized debt issuance costs associated with certain debt obligations in the Partnership's previously reported consolidated balance sheet as of December 31, 2015 as follows:

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years; however early adoption is permitted. The Partnership is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
(2)     Real Estate and Real Estate Under Construction

As of September 30, 2016, the Partnership had the following development arrangement outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment	Lease Term (Years)	Estimated Completion Date	GAAP Investment Balance as of 9/30/16(1)
Charlotte, NC	Office	201,000	$62,445	15	1Q 17	$32,613
(1)    Includes $654 of capitalized interest.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit data)

The Partnership can give no assurances that this development arrangement will be consummated or, if consummated, will perform to the Partnership's expectations.

During the nine months ended September 30, 2016, the Partnership sold its interest in certain properties, including land investments for an aggregate gross sale price of $445,565. During the nine months ended September 30, 2016, the Partnership recognized aggregate gains on sales of properties of $16,029, aggregate impairment charges of $67,935 and aggregate debt satisfaction charges of $7,388 relating to sold properties. The aggregate impairment charges recorded during the nine months ended September 30, 2016, related primarily to the sale of the three land investments in New York, New York. The land investments were subject to 99-year leases with annual escalations and the deferred rent receivable balance at the date of sale of $91,213 was written off. As of September 30, 2016, the Partnership had one property classified as held for sale. As of September 30, 2016, the held for sale property consisted of real estate and intangible assets, net, of $9,714, rent receivable - deferred of $1,304, deferred expenses, net, of $610, other assets of $9 and other liabilities of $2,206.

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
The Partnership's carrying value in NLS at September 30, 2016 and December 31, 2015 was $5,278 and $5,622, respectively. The Partnership recognized net income from NLS of $236 and $127 in equity in earnings from non-consolidated entities during the nine months ended September 30, 2016 and 2015, respectively. The Partnership contributed $81 and $1,623 to NLS during the nine months ended September 30, 2016 and 2015, respectively. In addition, the Partnership received distributions of $661 and $460 from NLS during the nine months ended September 30, 2016 and 2015, respectively.

(4)    Fair Value Measurements

The following table presents the Partnership's assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired real estate asset	$371	$—	$—	$371

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$322,197	$321,786	$632,705	$650,785

The fair value of the Partnership's debt is primarily estimated utilizing Level 3 inputs by using an estimated discounted cash flow analysis, based upon estimates of market interest rates.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
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

(5)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Mortgages and notes payable	$170,215	$437,492
Unamortized debt issuance costs	(771)	(5,893)
	$169,444	$431,599
Interest rates, including imputed rates, ranged from 4.0% to 6.5% at September 30, 2016 and December 31, 2015, and the mortgages and notes payable mature between 2019 and 2026. The weighted-average interest rate at September 30, 2016 and December 31, 2015 was approximately 4.7%.

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

(1)
Maturity date can be extended to August 2020 at the Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At September 30, 2016, the revolving credit facility had no amounts outstanding and availability of $400,000 subject to covenant compliance.

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

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2016.
In accordance with the guidance of ASU 2013-04, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above-mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $152,753 and $201,106 as of September 30, 2016 and December 31, 2015, respectively. Non-cash changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit data)

(6)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2016 and 2015, the following tenants represented greater than 10% of rental revenues:

	2016	2015
SM Ascott LLC(1)	14.0%	14.9%
Tribeca Ascott LLC(1)	12.0%	12.7%
AL-Stone Ground Tenant LLC(1)	11.0%	11.6%
Preferred Freezer Services of Richland, LLC	10.7%	—

(1)
The Partnership net leased these individual land parcels to the tenants under non-cancellable 99-year (original term) leases. The improvements on these parcels are owned by the tenants and consist of three high-rise hotels located in New York, NY. The hotels are known as the Element New York Times Square West, the Sheraton Tribeca New York Hotel and the DoubleTree by Hilton Hotel New York City - Financial District, respectively. The Partnership sold these assets in September 2016.

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
As of December 31, 2014, the Partnership had an $8,250 outstanding related party loan owed to Lexington. The loan required interest only payments at a rate of 4.25%. The Partnership satisfied the loan during the nine months ended September 30, 2015. In addition, the Partnership had outstanding net advances owed to Lexington of $2,993 and $3,232 as of September 30, 2016 and December 31, 2015, respectively. The advances are payable on demand.
Lexington earned distributions of $48,032 and $42,486 during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2015, the Partnership issued 3,767,000 units to Lexington to satisfy outstanding distributions and advances of $37,879.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $9,171 and $9,150 for the nine months ended September 30, 2016 and 2015, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $6,905 and $6,633 for the nine months ended September 30, 2016 and 2015, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $580 and $691 for the nine months ended September 30, 2016 and 2015, respectively, for aggregate fees and reimbursements charged by the affiliate.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015
(Unaudited and dollars in thousands, except share/unit data)

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
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 (“Guaranteed Notes”) issued by Lexington. The Guaranteed Notes paid interest semi-annually in arrears and were scheduled to mature in January 2030. As of September 30, 2016, the Partnership was relieved of its guarantee of the Guaranteed Notes as all outstanding amounts under the Guaranteed Notes were satisfied.

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

(9)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2016 and 2015, the Partnership paid $23,175 and $21,001, respectively, for interest and $33 and $57, respectively, for income taxes.
In 2016, the Partnership sold its interest in certain land investments, which included the assumption of the aggregate related non-recourse mortgage debt of $242,269.
(10)    Subsequent Events

Subsequent to September 30, 2016 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Partnership sold a property to an unrelated third party for a gross sales price of $32,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. When we use the terms the “Partnership” or “LCIF”, we mean Lepercq Corporate Income Fund L.P. and all entities owned by it, including non-consolidated entities, except where it is clear that the term means only LCIF. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the three and nine months ended September 30, 2016 and 2015, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company and the Partnership included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's and the Partnership's most recent Annual Reports on Form 10-K, each of which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2016, which we refer to as the Annual Report(s) as applicable. Historical results may not be indicative of future performance.

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

Lexington Realty Trust:

Overview

General. We are a Maryland real estate investment trust, or REIT, that owns a diversified portfolio of equity and debt investments in single-tenant commercial properties. A majority of these properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, certain leases provide that the landlord is responsible for certain operating expenses. We also provide investment advisory and asset management services to investors in the single-tenant area.
As of September 30, 2016, we had ownership interests in approximately 200 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 42.8 million square feet of space, approximately 95.3% of which was leased, excluding properties subject to secured mortgage loans currently in default. The properties in which we have an interest are leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.

Our current business strategy is focused on enhancing our cash flow growth and stability, growing our portfolio with attractive long-term leased investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, in the first three quarters of 2016, we continued to be an active seller of non-core assets such as vacant properties, properties subject to short-term leases, and land investments and we have invested proceeds in predominantly build-to-suit projects, which have long-term leases.
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 8.6 years at September 30, 2016 on a cash basis. Our weighted-average lease term at September 30, 2015 was 12.4 years, or 8.7 years adjusted to reflect the four New York, New York land investments, which were subject to 99-year leases, through their first purchase option date.
During the third quarter of 2016, we entered into new leases and lease extensions encompassing 1.0 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $2.46 per square foot compared to the average GAAP base rent on these leases before extension of $2.43 per square foot. The weighted-average cost of tenant improvements and lease commissions was $0.95 per square foot for new leases and $0.24 square foot for extended leases on a GAAP basis.
Third Quarter 2016 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2016.
Investments.

•
A joint venture in which we have a 25% equity interest completed a private school build-to-suit property in Houston, Texas for approximately $80.0 million. The property is net leased for an approximate 20-year term.

•	Acquired an industrial property for $43.1million in Wilsonville, Oregon. The property is net leased for an approximate 16-year term.
Dispositions.

•
Disposed of our interests in various properties, including land investments, for approximately $409.1 million, including the assumption or release of related indebtedness. We expect rental revenue to decrease as a result of the sale of the land investments.

Debt.

•	Retired an aggregate of $271.9 million of non-recourse mortgage debt with a weighted-average interest rate of 4.9%.

•	Converted the remaining $11.9 million original principal amount of 6.00% Convertible Guaranteed Notes due 2030 for 1,892,269 common shares.

•	Obtained $197.2 million, 20-year non-recourse financing, which bears interest at a 4.04% fixed rate and is secured by the build-to-suit project in Lake Jackson, Texas.
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
During the nine months ended September 30, 2016, we completed the following acquisition and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Consolidated:
Detroit, MI	Industrial	190	$29.7	January 2016	20
Anderson, SC	Industrial	1,325	61.3	June 2016	20
Wilsonville, OR	Industrial	508	43.1	September 2016	16
		2,023	$134.1
Nonconsolidated:
Houston, TX(1)	Retail/Specialty	274	$80.0	September 2016	20

(1)
We have a 25% equity interest. We are contractually committed to provide up to $56.7 million in construction financing to the joint venture, of which $43.1 million had been funded as of September 30, 2016.

The following is a summary of our on-going build-to-suit transactions as of September 30, 2016:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 9/30/2016 (millions)
Lake Jackson, TX(1)	Office	664	$166.2	4Q 2016/1Q 2017	$101.2
Charlotte, NC	Office	201	62.4	1Q 2017	32.6
Opelika, AL	Industrial	165	37.0	2Q 2017	3.8
Total Consolidated Build-to-Suits:		1,030	$265.6		$137.6

(1)	Joint venture arrangement with developer. We currently have a 100% economic interest in the joint venture.

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
During the nine months ended September 30, 2016, we obtained an aggregate $254.7 million of long-term mortgage financing with a weighted-average fixed interest rate of 4.3%.
At September 30, 2016, we had $16.8 million and $59.9 million of property specific mortgage balloon debt due in 2016 and 2017, respectively. All of the 2016 non-recourse maturities were in default at September 30, 2016. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($117.8 million at September 30, 2016), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($400.0 million at September 30, 2016), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. During the nine months ended September 30, 2016 and 2015, a total of three vacant office properties were transferred by foreclosure sale or by a deed-in-lieu of foreclosure in satisfaction of the related outstanding non-recourse mortgage loans in an aggregate principal amount of $14.1 million and $30.3 million, respectively.

Cash flows from operations were $180.6 million for the nine months ended September 30, 2016 as compared to $181.5 million for the nine months ended September 30, 2015. The decrease was primarily related to the impact of property sales and vacancies, and payments of costs associated with debt satisfactions, offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash provided by (used in) investing activities totaled $29.3 million and $(172.8) million during the nine months ended September 30, 2016 and 2015, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings and changes in restricted cash. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, deposits, capital expenditures, lease costs, changes in restricted cash, investments in loans receivable and investments in non-consolidated entities.
Net cash used in financing activities totaled $185.3 million and $113.4 million during the nine months ended September 30, 2016 and 2015, respectively. Cash used in financing activities was primarily attributable to repurchases of common shares, dividend and distribution payments, payment of developer liabilities, financing costs, purchase of noncontrolling interest and repayment of debt obligations. Cash provided by financing activities related primarily to borrowings under our corporate level debt instruments, proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares under our direct share purchase plan.
Dividends. Dividends paid to our common and preferred shareholders were $123.3 million and $123.5 million in the nine months ended September 30, 2016 and 2015, respectively.
UPREIT Structure. As of September 30, 2016, 3.4 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $39.3 million based on our closing price of $10.30 per common share on September 30, 2016 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of September 30, 2016:

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

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At September 30, 2016, the unsecured revolving credit facility had no amounts million outstanding and availability of $400.0 million subject to covenant compliance.

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

As of September 30, 2016, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.

Results of Operations
Three months ended September 30, 2016 compared with three months ended September 30, 2015. The increase in net loss attributable to common shareholders of $19.0 million was primarily due to the items discussed below.
The increase in total gross revenues during the three months ended September 30, 2016 of $0.9 million was primarily attributable to an increase in rental revenue. Rental revenue increased $0.9 million primarily due to 2016 and 2015 property acquisitions and expansions rental revenue of $7.5 million and $0.9 million in revenue recognized from lease terminations, primarily offset by decreases in rental revenue of $5.7 million due to property sales and $1.7 million due to changes in occupancy at certain properties.
Depreciation and amortization increased by $0.6 million primarily due to depreciation on newly acquired properties, offset by property sales and assets being fully depreciated and fully amortized.
The decrease in property operating expenses of $2.0 million related primarily to sales of properties in 2015 and 2016, including multi-tenanted properties, with operating expense responsibilities.
The increase in general and administrative expenses of $0.8 million related primarily to an increase in professional fees and payroll costs.
The increase in non-operating income of $0.6 million related primarily to interest earned on the loan made to fund the construction of the build-to-suit project in Houston, TX.
The increase in interest and amortization expense of $1.1 million related primarily to the financing of our properties in Richland, Washington and Richmond, Virginia and the build-to-suit project in Lake Jackson, Texas, offset by a decrease in our overall borrowing rate and the satisfaction of higher rate mortgage debt.
The increase in debt satisfaction gains, net of $2.9 million was primarily due to the timing of debt retirement, including debt assumed by buyers in property sales.
The increase in impairment charges of $40.1 million related primarily to the impairment recognized on the sale of the three remaining New York, New York land investments due to the write-off of the deferred rent receivable.
The increase in gains on sales of properties of $14.3 million related to timing of sales of properties.
The increase in net loss attributable to noncontrolling interests of $3.0 million related primarily to the limited partners' share of the impairment charges recognized by LCIF in 2016.
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
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. The decrease in net income attributable to common shareholders of $3.6 million was primarily due to the items discussed below.
The increase in total gross revenues during the nine months ended September 30, 2016 of $3.3 million was primarily attributable to an increase in rental revenue. Rental revenue increased $3.6 million primarily due to 2016 and 2015 property acquisitions and expansions rental revenue of $25.3 million and $6.1 million in revenue recognized from lease terminations, primarily offset by a decrease in rental revenue of $20.1 million due to property sales and $7.2 million due to changes in occupancy at certain properties.
Depreciation and amortization increased by $2.9 million primarily due to newly acquired properties, offset by the impact of the sale of properties and assets becoming fully depreciated and fully amortized.
The decrease in property operating expenses of $10.8 million related primarily to sales of properties in 2015 and 2016, including multi-tenanted properties, with operating expense responsibilities.
The increase in general and administrative expenses of $0.5 million was primarily due to an increase in payroll costs and professional fees.
Non-operating income increased $1.3 million primarily due to the loan made to fund the construction of the build-to-suit project in Houston, Texas.

The increase in debt satisfaction charges, net of $14.6 million, was primarily due to the timing of debt retirement.
The increase in impairment charges of $41.8 million related primarily to the impairment recognized on the sale of the three remaining New York, New York land investments due to the write-off of the deferred rent receivable.
The increase in gains on sales of properties of $35.1 million related to the timing of property sales.
The increase in the provision for income taxes of $0.6 million related primarily to state franchise taxes.
The increase in equity in earnings of non-consolidated entities of $5.5 million was primarily due to a $5.4 million gain recognized on the sale of our investment in an office property in Russellville, Arkansas in 2016.
The increase in net loss attributable to noncontrolling interests of $2.9 million related primarily to the limited partners' share of the impairment charges recognized by LCIF in 2016.
Discontinued operations represent properties sold during 2015 which were held for sale as of December 31, 2014.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods, excluding properties encumbered by mortgage loans in default and the revenue associated with the expansion of properties, as applicable. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), tenant reimbursements and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties and certain other properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of the Company's operating performance. However, same-store NOI should not be viewed as an alternative measure of the Company's financial performance since it does not reflect the operations of the Company's entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact the Company's results from operations. Lexington believes that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the nine months ended September 30, 2016 and 2015 ($000):

	2016	2015
Total cash base rent	$211,336	$214,884
Tenant reimbursements	19,282	19,976
Property operating expenses	(29,295)	(32,263)
Same-store NOI	$201,323	$202,597
Our reported same-store NOI decreased from 2015 to 2016 by 0.6%. The primary reason for the decrease in same-store NOI between periods primarily related to two properties in which the tenant leases provided for rent to be paid semi-annually (first and third quarters) during 2015 and, in 2016, one of the properties provided for rent to be paid monthly and the other was vacant. Our historical same-store square footage leased was 95.0% at September 30, 2016 and 96.8% at September 30, 2015.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Nine Months ended September 30,
	2016	2015
Net income	$72,875	$79,378

Interest and amortization expense	68,573	68,326
Provision for income taxes	1,099	468
Depreciation and amortization	124,687	121,795
General and administrative	23,032	22,527
Transaction costs	329	1,119
Non-operating income	(9,500)	(8,213)
Gains on sales of properties	(58,413)	(24,884)
Impairment charges	75,904	34,070
Debt satisfaction (gains) charges, net	818	(13,753)
Equity in earnings of non-consolidated entities	(6,394)	(938)
Lease termination income	(8,744)	(2,665)
Straight-line adjustments	(35,697)	(35,242)
Lease incentives	1,256	1,157
Amortization of above/below market leases	1,527	(157)

NOI	251,352	242,988

Less NOI:
Disposed of properties	(17,874)	(29,535)
Acquired properties	(28,961)	(7,474)
Expansion revenue	(1,192)	(924)
Properties in default	(2,002)	(2,458)

Same-Store NOI	$201,323	$202,597

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

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and nine months ended September 30, 2016 and 2015 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$(26,653)	$(7,629)	$68,310	$71,871
Adjustments:
Depreciation and amortization	38,642	38,547	119,523	117,936
Impairment charges - real estate	72,890	32,818	75,904	34,070
Noncontrolling interests - OP units	(2,478)	452	(1,083)	1,542
Amortization of leasing commissions	1,646	1,166	5,164	3,859
Joint venture and noncontrolling interest adjustment	284	577	742	1,335
Gains on sales of properties, including non-consolidated entities	(16,072)	(1,733)	(63,791)	(24,884)
Tax on sales of properties	—	—	50	—
FFO available to common shareholders and unitholders - basic	68,259	64,198	204,819	205,729
Preferred dividends	1,573	1,573	4,718	4,718
Interest and amortization on 6.00% Convertible Guaranteed Notes	47	252	532	795
Amount allocated to participating securities	50	72	187	264
FFO available to all equityholders and unitholders - diluted	69,929	66,095	210,256	211,506
Debt satisfaction (gains) charges, net, including non-consolidated entities	(2,538)	398	818	(13,689)
Transaction costs / other	115	405	329	579
Adjusted Company FFO available to all equityholders and unitholders - diluted	$67,506	$66,898	$211,403	$198,396

Per Common Share and Unit Amounts
Basic:
FFO	$0.29	$0.27	$0.86	$0.87

Diluted:
FFO	$0.29	$0.27	$0.86	$0.87
Adjusted Company FFO	$0.28	$0.27	$0.87	$0.81

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	234,207,396	234,018,062	233,151,600	233,457,400
Operating partnership units(1)	3,815,386	3,852,974	3,818,117	3,852,974
Weighted-average common shares outstanding - basic FFO	238,022,782	237,871,036	236,969,717	237,310,374

Diluted:
Weighted-average common shares outstanding - diluted EPS	234,207,396	234,018,062	237,215,883	233,776,838
Unvested share-based payment awards	570,260	—	478,329	5,130
6.00% Convertible Guaranteed Notes	508,912	1,931,950	1,439,456	2,086,706
Operating partnership units(1)	3,815,386	3,852,974	—	3,852,974
Share options	238,395	200,993	—	—
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	244,050,919	244,714,549	243,844,238	244,432,218
(1) Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of September 30, 2016, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.
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
Cash flows from operations totaled $31.8 million and $27.9 million during the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to operating cash flows generated from an acquired property in 2015, offset in part by payments of costs associated with debt satisfactions. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which the Partnership has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership cash management program.
Net cash provided by (used in) investing activities totaled $162.7 million and ($15.2) million during the nine months ended September 30, 2016 and 2015, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, principal payments received on loans receivable, reimbursement of real estate deposits and a decrease in restricted cash. Cash used in investing activities related primarily to capital expenditures on real estate properties, investments in real estate under construction, investments in non-consolidated entities, an increase in deferred leasing costs and an increase in restricted cash.
Net cash used in financing activities totaled $133.5 million and $8.5 million during the nine months ended September 30, 2016 and 2015, respectively. Cash used in financing activities was primarily attributable to distribution payments, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to proceeds of mortgages and notes payable and related party advances (payments), net.

Property Specific Debt. As of September 30, 2016, the Partnership had no property specific debt maturing in 2016 and 2017. However, if a mortgage loan is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage loan to avoid transferring the underlying property to the lender or selling the underlying property to a third party. During the nine months ended September 30, 2016, the Partnership satisfied a $15.0 million balloon maturity on its Byhalia, Mississippi property. During the nine months ended September 30, 2015, the Partnership obtained a $29.2 million non-recourse mortgage, which matures January 2025 and has a fixed interest rate of 4.1%. During 2016, this loan was assumed by a buyer in connection with the sale of the encumbered property.
 Capital Recycling. During the nine months ended September 30, 2016, the Partnership disposed of its interests in certain properties, including land investments, for an aggregate gross sales price of $445.6 million. The Partnership satisfied an aggregate $251.2 million of non-recourse mortgage debt in connection with the sales, including mortgages assumed by buyers.
Results of Operations
Three months ended September 30, 2016 compared with the three months ended September 30, 2015. The increase in total gross revenues of $0.1 million was primarily attributable to an increase in rental revenue. The increase in rental revenue of $0.5 million was primarily due to rental revenue from newly acquired properties and lease termination income of $3.3 million, offset in part by a reduction in rental revenue of $2.9 million due to a change in occupancy at certain properties and sales of properties.
Depreciation and amortization increased by $0.5 million primarily due to the acquisition of the Richland, Washington property, offset in part by the impact of property sales.
Property operating expense decreased $0.9 million primarily due to the sale of properties in 2016, including multi-tenanted properties, with operating expense responsibilities.
Debt satisfaction charges, net increased during the three months ended September 30, 2016 $5.8 million primarily related to the satisfaction of non-recourse mortgage loans in connection with the sales of properties.
Impairment charges of $65.5 million during the three months ended September 30, 2016, primarily related to an impairment charge recognized on the sale of the three remaining New York, New York land investments due to the write-off of the deferred rent receivable.
Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The increase in total gross revenues of $3.8 million was primarily attributable to an increase in rental revenue. The increase in rental revenue of $4.4 million was primarily due to rental revenue from newly acquired properties, a property expansion and lease termination income of $12.7 million, offset in part by a reduction in rental revenue of $8.5 million due to a change in occupancy at certain properties and sales of properties. The decrease in tenant reimbursements of $0.7 million related primarily to the sales of properties.
Depreciation and amortization increased by $3.6 million primarily due to the acquisition of the Richland, Washington property and the acceleration of amortization of lease costs and intangible assets due to certain lease terminations, offset in part by the impact of property sales.
Property operating expense decreased by $1.4 million primarily due to the sale of properties in 2016, including multi-tenanted properties, with operating expense responsibilities.
Interest and amortization increased by $1.5 million primarily due to the financing of the Richland, Washington property, partially offset by the satisfaction of other non-recourse mortgage loans.
Debt satisfaction charges, net increased $7.4 million related primarily to the satisfaction of non-recourse mortgage loans in connection with the sales of properties.
Impairment charges of $67.9 million during the nine months ended September 30, 2016 related primarily to an impairment charge recognized on the sale of the three remaining New York, New York land investments due to the write-off of the deferred rent receivable.
Gains on sales of properties during the nine months ended September 30, 2016 of $16.0 million primarily related to the timing of the sale of properties.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. We had no consolidated variable-rate indebtedness outstanding at September 30, 2016. Our consolidated aggregate principal variable-rate indebtedness was $73.0 million at September 30, 2015, which represented 3.6% of our aggregate principal consolidated indebtedness. During the three-month periods ended September 30, 2016 and 2015, our variable-rate indebtedness had a weighted-average interest rate of 1.5% and 1.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2016 and 2015 would have increased by $197 thousand and $227 thousand, respectively. During nine-month periods ended September 30, 2016 and 2015, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 1.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2016 and 2015 would have increased by $1.0 million and $481 thousand, respectively. As of September 30, 2016 and 2015, our aggregate principal consolidated fixed-rate debt was $1.9 billion and $2.0 billion, respectively, which represented 100.0% and 96.4%, respectively, of our aggregate principal consolidated indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of September 30, 2016. We believe the fair value is indicative of the interest rate environment as of September 30, 2016, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.9 billion as of September 30, 2016.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2016, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

From time to time the Company and Partnership are directly and indirectly involved in legal proceedings arising in the ordinary course of the Company's and Partnership's business, including claims by lenders under non-recourse carve-out guarantees. We believe, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's or the Partnership's business, financial condition and results of operations.

GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender seeks approximately $15.5 million in order to satisfy the outstanding amount of the loan, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto. The Company has not recorded any liability relating to this litigation as the Company believes that a loss contingency is “reasonably possible” (as defined by FASB ASC 450-20-20) but not “probable” (as defined by FASB ASC 450-20-20).

The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement. The limited guaranty provides that the guarantor's liability for the guaranteed obligations shall not exceed $10.0 million, which the Company believes is its maximum exposure to loss. We intend to vigorously defend the lender’s claim.  The Company filed a motion to dismiss on October 19, 2015 and a hearing was scheduled for June 15, 2016, which was canceled by the Court. The Company is awaiting the Court's ruling on the Company's motion to dismiss.
The lender also brought a foreclosure action against the property owner subsidiary. A foreclosure sale was held September 13, 2016 and the lender acquired the property for a nominal amount and, as such, the Company derecognized the property and related debt obligation. The carrying value of the property, which approximated fair value, was less than the non-recourse mortgage and related accrued interest, resulted in a gain on debt extinguishment of $8.8 million for the nine months ended September 30, 2016.

ITEM 1A.	Risk Factors.

There have been no material changes in our or the Partnership's risk factors from those disclosed in our Annual Report or the Partnership's Annual Report or our and the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2016 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2016	—	$—	—	6,599,088
August 1 - 31, 2016	—	$—	—	6,599,088
September 1 - 30, 2016	—	$—	—	6,599,088
Third quarter 2016	—	$—	—	6,599,088

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

(5)
The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged; (vii) Unaudited Condensed Consolidated Balance Sheets of LCIF; (viii) Unaudited Condensed Consolidated Statements of Operations of LCIF; (ix) Unaudited Condensed Consolidated Statements of Changes in Partners' Capital of LCIF; (x) Unaudited Condensed Consolidated Statements of Cash Flows of LCIF; and (xi) Notes to Unaudited Condensed Consolidated Financial Statements of LCIF, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 4, 2016	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	November 4, 2016	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	November 4, 2016	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Date:	November 4, 2016	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President and Treasurer (principal financial officer)