Form 10-K
period 2016-12-31
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2017-03-01
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________
Commission File Number
1-12386 (Lexington Realty Trust)
33-04215 (Lepercq Corporate Income Fund L.P.)
 LEXINGTON REALTY TRUST
LEPERCQ CORPORATE INCOME FUND L.P.
(Exact name of registrant as specified in its charter)

Maryland (Lexington Realty Trust)	13-3717318 (Lexington Realty Trust)
Delaware (Lepercq Corporate Income Fund L.P.)	13-3779859 (Lepercq Corporate Income Fund L.P.)
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
One Penn Plaza, Suite 4015, New York, NY 10119-4015 (Address of principal executive offices) (zip code)
(212) 692-7200 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Lexington Realty Trust
Shares of beneficial interest, par value $0.0001 per share, classified as Common Stock	New York Stock Exchange
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share	New York Stock Exchange
Lepercq Corporate Income Fund L.P.
None	None

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Lexington Realty Trust	Yes ☒ No ☐
Lepercq Corporate Income Fund L.P.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Lexington Realty Trust	Yes ☐ No ☒
Lepercq Corporate Income Fund L.P.	Yes ☐ No ☒

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

Lexington Realty Trust	☒
Lepercq Corporate Income Fund L.P.	☐

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

The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of Lexington Realty Trust held by non-affiliates as of June 30, 2016, which was the last business day of the registrant's most recently completed second fiscal quarter, was $2,322,738,768 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $10.11 per share.
Number of common shares outstanding as of February 27, 2017 was 240,365,475.
There is no public trading market for the partnership units of Lepercq Corporate Income Fund L.P. As a result, an aggregate market value of the partnership units of Lepercq Corporate Income Fund L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for Lexington Realty Trust's Annual Meeting of Shareholders, to be held on May 16, 2017, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report, which we refer to as this Annual Report, combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2016 of (1) Lexington Realty Trust and its subsidiaries and (2) Lepercq Corporate Income Fund L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, (1) the “Company,” the “Trust,” “Lexington,” “we,” “our,” and “us” refer collectively to Lexington Realty Trust and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries, and (2) “LCIF” and the “Partnership” refers to Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

Lexington is the sole equity owner of (1) Lex GP-1 Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of December 31, 2016, approximately 96.0% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. OP units not owned by Lexington are accounted for as partners’ capital in LCIF’s consolidated financial statements and as noncontrolling interests in the Trust’s consolidated financial statements. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

We believe it is important to understand the differences between the Trust and LCIF in the context of how the Trust and LCIF operate as an interrelated, consolidated company. The Trust’s and LCIF’s businesses are substantially the same; except that LCIF is dependent on the Trust for management of LCIF’s operations and future investments, as LCIF does not have any employees or executive officers or a board of directors.

The Trust also invests in assets and conducts business directly and through its other subsidiaries.  The Trust allocates investments to itself and its subsidiaries, including LCIF, as it deems appropriate and in accordance with certain obligations under LCIF’s partnership agreement with respect to allocations of non-recourse liabilities. The Trust and LCIF are co-borrowers under the Trust’s unsecured revolving credit facility and unsecured term loans.  LCIF is a guarantor of the Trust’s publicly-traded debt securities.

We believe combining the Annual Reports on Form 10-K of the Trust and LCIF into this single Annual Report results in the following benefits:

•	improved disclosure that better reflects how management and the analyst community view the business as a single operating unit;

•	enhanced investor understanding of the Trust and LCIF by enabling them to view the business as a whole and in the same manner as management;

•	increased efficiency for the Trust and LCIF resulting in savings in time, effort and expense; and

•	increased efficiency for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the differences between the Trust and LCIF, this Annual Report separately presents the following for each of the Trust and LCIF: (1) Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase and Equity Securities, (2) Selected Financial Data, (3) the consolidated financial statements and the notes thereto, (4) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (5) Controls and Procedures, and (6) Exhibit 31 and Exhibit 32 certifications and certain other exhibits. In addition, certain disclosures in other sections including “Risk Factors” are separated by entity to the extent the discussions relate to just the Trust or LCIF.

When we use the term “REIT,” we mean real estate investment trust. All references to 2016, 2015 and 2014 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
When we use the term “GAAP,” we mean United States generally accepted accounting principles in effect from time to time.

Cautionary Statements Concerning Forward-Looking Statements

This Annual Report, together with other statements and information publicly disseminated by us, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, those risks discussed below under “Risk Factors” in Part I, Item 1A of this Annual Report and under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. Except as required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

PART I.

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
As of December 31, 2016, we had equity ownership interests in approximately 195 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 43.3 million square feet of space, approximately 96.0% of which was leased, excluding properties subject to mortgages in default. In 2016, 2015 and 2014, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
In addition to our shares of beneficial interest, par value $0.0001 per share, classified as common stock, which we refer to as common shares, as of December 31, 2016, we had one outstanding class of beneficial interest classified as preferred stock, or preferred shares, our 6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share, or our Series C Preferred Shares. Our common shares and Series C Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP” and “LXPPRC”, respectively.
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1993. We intend to continue to qualify as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net taxable income that is currently distributed to our common shareholders. We conduct certain taxable activities through our taxable REIT subsidiary, Lexington Realty Advisors, Inc.
History
The Partnership was formed as a limited partnership on March 14, 1986 under the laws of the state of Delaware to invest in existing real estate properties net leased to corporations or other entities. The Partnership commenced a public offering of OP units in July 1986, which was completed in March 1987.
Our predecessor, Lexington Corporate Properties, Inc., was organized in the state of Delaware in October 1993 upon the combination of two investment programs, LCIF and Lepercq Corporate Income Fund II L.P., which we refer to as LCIF II, which were formed to acquire net-lease real estate assets providing current income. Our predecessor was merged into Lexington Corporate Properties Trust, a Maryland REIT, on December 31, 1997. On December 31, 2006, Lexington Corporate Properties Trust changed its name to Lexington Realty Trust and was the successor in a merger with Newkirk Realty Trust, or Newkirk, which we refer to as the Newkirk Merger. All of Newkirk's operations were conducted, and all of its assets were held, through its master limited partnership, subsequently named The Lexington Master Limited Partnership, which we refer to as the MLP. As of December 31, 2008, the MLP was merged with and into us. On December 30, 2013, LCIF II was merged with and into LCIF, with LCIF as the surviving entity.
Lexington is structured as an umbrella partnership REIT, or UPREIT, as a portion of its business is conducted through its operating partnership subsidiary, LCIF. Lexington is party to a funding agreement with LCIF under which Lexington may be required to fund distributions made on account of OP units. The UPREIT structure enables us to acquire properties through an operating partnership by issuing OP units to a seller of property, as a form of consideration in exchange for the property. The outstanding OP units not held by Lexington are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer taxable gains for a contributor of property. As of December 31, 2016, there were approximately 3.3 million OP units outstanding, other than OP units held by Lexington, which were convertible into approximately 3.8 million common shares, assuming redemptions are satisfied entirely with common shares.

Investment and Strategy
General. Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. Generally we seek to acquire general purpose, single-tenant net-leased office and industrial assets in well-located and growing markets or which are critical to the tenant's business. We also own other asset types including retail facilities, schools and medical facilities, but we attempt to manage residual value risk associated with such other asset types by acquiring such assets primarily through joint ventures or disposing of such assets when there is sufficient remaining lease term to generate favorable sale prices or by making loan investments secured by such assets at a loan-to-value ratio where we would be comfortable holding an equity interest. We believe our strategy of investing in these types of assets will ultimately provide shareholders with dividend growth and capital appreciation.
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
Our management has established a broad network of contacts to source investments, including brokers, developers and major corporate tenants. We believe that our geographical diversification, acquisition experience and balance sheet strength will allow us to continue to compete effectively for such investments.
Prior to effecting any investment, our underwriting includes analyzing the (1) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region, (2) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions, (3) present and anticipated conditions in the local real estate market and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. To the extent of information publicly available or made available to us, we also evaluate each potential tenant's financial strength, growth prospects and competitive position within its respective industry and each property's strategic location and function within a tenant's operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.
Strategic Transactions with Other Real Estate Investment Companies. We seek to capitalize on the unique investment experience of our management team as well as their network of relationships in the industry to achieve appropriate risk-adjusted yields through strategic transactions. Accordingly, we may pursue the (1) acquisition of portfolios of assets and equity interests in companies with a significant number of single-tenant assets, including through mergers and acquisitions activity, and (2) participation in strategic partnerships, co-investment programs and joint ventures.

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
Capital Recycling. Subject to regulatory and contractual requirements, we generally sell our interests in properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and/or there is a better use of the capital to be received upon sale. We also focus our disposition efforts primarily on non-core assets such as vacant, multi-tenant, retail and short-term leased assets and assets that are the only asset we own in a geographic location.
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
Corporate Level Borrowings. We also use corporate level borrowings, such as revolving loans, term loans, and debt offerings. We expect to continue to finance more of our operations with such corporate level borrowings as (1) non-recourse secured debt matures and (2) such corporate level borrowings are available on favorable terms.
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
Share Repurchases
We have made, and may continue to make, repurchases of our common and preferred shares in individual transactions when we believe it is advantageous to do so, including when the discount to our net asset value or the liquidation preference, as the case may be, is attractive. During 2015, our Board of Trustees authorized a 10.0 million common share repurchase program of which approximately 6.6 million common shares remained available for repurchase as of December 31, 2016.
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

Summary of 2016 Transactions and Recent Developments
The following summarizes certain of our transactions during 2016, including transactions disclosed elsewhere and in our other periodic reports.
Acquisitions/Investments. With respect to acquisitions/investments, we:

–	purchased properties for an aggregate cost of $170.3 million;

–	completed consolidated build-to-suit properties for an aggregate capitalized cost of $139.8 million and a non-consolidated build-to-suit property for a capitalized cost of $80.0 million;

–	continued to fund ongoing build-to-suit transactions with an aggregate estimated total cost of $177.9 million of which $106.7 million was invested as of December 31, 2016; and

–	entered into two forward commitments to acquire industrial properties in Grand Prairie, Texas and Warren, Michigan for approximately $24.7 million and $47.0 million, respectively.
Capital Recycling. With respect to capital recycling activity, we:

–	disposed of our interests in consolidated properties to unaffiliated third parties for an aggregate gross disposition price of $641.4 million, including the New York, New York land investments;

–	conveyed in foreclosure two properties for full satisfaction of the related aggregate $21.6 million in non-recourse mortgages; and

–	received an aggregate $1.6 million for the full satisfaction of three loan investments secured by portfolios of single-tenant retail properties.
Leasing. We entered into 47 new leases and lease extensions encompassing an aggregate 4.7 million square feet, ending the year with our overall portfolio leased at 96.0% as of December 31, 2016, excluding properties subject to mortgages in default.
Financing. With respect to financing activities, we:

–
converted/satisfied the remaining $12.4 million aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030, or 6.00% Convertible Notes, for an aggregate 1,892,269 common shares and aggregate cash payments of $0.7 million;

–
retired $374.1 million in property non-recourse mortgage debt, including through foreclosure sales disclosed above, with a weighted-average fixed interest rate of 5.0% and a weighted-average term to maturity of 6.6 years;

–	obtained an aggregate of $254.7 million in non-recourse mortgage financing with a weighted-average fixed interest rate of 4.3% and a weighted-average term to maturity of 19.1 years; and

–	repaid $177.0 million, net under our revolving line of credit.
Capital. With respect to capital activities, we:

–	repurchased an aggregate 1,184,113 common shares at an average gross price of $7.56 per share under the share repurchase program; and

–
issued 976,109 common shares at an average gross price of $10.75 per share under our At-The-Market, or ATM, offering program, which was announced in 2013 and increased by $25.0 million in the aggregate in 2016.

See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of this Annual Report for more detail regarding the Company's and LCIF's 2016 transaction activity.
Subsequent to December 31, 2016, we:

–	disposed of six properties to unrelated third parties for aggregate gross proceeds of $88.9 million;

–	acquired two industrial properties for an aggregate purchase price of $50.6 million;

–	issued 1,593,603 common shares at an average gross price of $10.89 per share under the ATM offering program;

–	completed the Lake Jackson, Texas build-to-suit project;

–
sold our tenant-in-common interest in the Oklahoma City, Oklahoma property for $6.3 million and collected $8.5 million in full satisfaction of the loan receivable owed from the other tenant-in-common; and

–	sold the Kennewick, Washington loan receivable for a gross sale price of $80.4 million.
Other
Employees. As of December 31, 2016, we had 59 full-time employees. Lexington Realty Trust is a master employer and employee costs are allocated to subsidiaries as applicable.
Industry Segments. We primarily operate in one industry segment, single-tenant real estate assets.
Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the Investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our declaration of trust and by-laws, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistle blower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings or furnishings with the SEC.
Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2016.

Item 1A. Risk Factors
Set forth below are material factors that may adversely affect our business and operations.
Risks Related to Our Business
We are subject to risks involving our leases and tenants.
We focus our acquisition activities on real estate properties that are net leased to single tenants, and certain of our tenants and/or their guarantors constitute a significant percentage of our base rental revenues. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property and result in a non-cash impairment charge. If the tenant represents a significant portion of our base rental revenues, the impact on our financial position may be material. Further, in any such event, our property owner subsidiary will be responsible for 100% of the operating costs following a vacancy at a single-tenant building. Upon the expiration or other termination of leases that are currently in place, the property owner subsidiary may not be able to re-lease the vacant property at all or at a comparable lease rate without incurring additional expenditures in connection with the re-leasing, which may be material in amount.
Under current bankruptcy law, a tenant can generally assume a rejected lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord's damages, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (1) one year's rent and (2) the rent for 15% of the remaining term of the lease, not to exceed three years.
Certain of our leases may permit tenants to terminate the leases to which they are a party.
Certain of our leases contain tenant termination options that permit the tenants to terminate their leases. While these termination options require a termination payment by the tenants, in most cases, the termination payments are less than the total remaining expected rental revenue. In addition, we will be responsible for 100% of the operating costs following the termination by any such tenant and subsequent vacating of the property, and we will incur re-leasing costs.
Our ability to fully control the maintenance of our net-leased properties may be limited.
The tenants of our net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities once the property is no longer leased. We generally visit our properties on an annual basis, but these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance, and it may be more difficult to enforce remedies against such a tenant.
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
We have entered and may continue to enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our shareholders.
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
In addition, increases in interest rates may also negatively impact the value of our properties that are subject to long-term leases. While a significant number of our net leases provide for annual escalations in the rental rate, the increase in interest rates may outpace the annual escalations.
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
We may not be able to generate sufficient cash flow to meet our debt service obligations and to pay distributions on our common and preferred shares.
Our ability to make payments on and to refinance our indebtedness, to make distributions on our common and preferred shares and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to make distributions on our common and preferred shares and fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.
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

From time to time, we announce potential lease, financing, disposition or investment commitments or transactions, which may not be consummated on the terms we announce or at all.
We publicly communicate potential lease, financing, disposition and investment commitments or transactions in our public filings and furnishings with the SEC and press releases and on conference calls with analysts and investors.  We can give no assurances that any of these commitments or transactions will be consummated to our expectations or at all.
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
Upon completion of construction, we are generally responsible to the tenant for any warranty claims. While we generally have a warranty from the developer or general contractor that was responsible for construction, we are subject to the risk of enforcement of such warranty.
We rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property, which may be up to two years prior to the estimated date of completion. If our projections are inaccurate or markets change, we may pay more than the fair value of a property.
In addition, the rental rates for a new build-to-suit project are generally derived from the cost to construct the project and may not equal a fair market lease rate for older existing properties in the same market.
Our multi-tenant properties expose us to additional risks.
Our multi-tenant properties involve risks not typically encountered in real estate properties which are operated by or for a single tenant. The ownership of multi-tenant properties could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the property to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors. These risks, in turn, could cause a material adverse impact to our results of operations and business.
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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, misappropriating of assets and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant, investor and/or vendor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Any processes, procedures and internal controls that we implement, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.
Competition may adversely affect our ability to purchase properties.
There are numerous commercial developers, real estate companies, financial institutions, such as banks and insurance companies, and other investors, such as pension funds, private companies and individuals, with greater financial and other resources than we have that compete with us in seeking investments and tenants. Due to our focus on single-tenant properties located throughout the United States, and because some competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties and lower returns and impact our ability to grow.
Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and share price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management has identified a material weakness in the effectiveness of our internal control over financial reporting as of December 31, 2016. See Item 9A “Controls and Procedures” for additional information about, and our plan to remediate, this weakness. Our remediation plan may not fully eliminate this weakness, and we cannot assure you that our controls will prevent this or other weaknesses from arising in the future. If we fail to remediate the existing weakness or to maintain the adequacy of our internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, we will be required to disclose such failure, and our financial reporting may not be relied on by investors. Moreover, effective internal control, particularly related to revenue recognition, is necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, investors could lose confidence in our reported financial information, and the trading price of our debt and equity securities could drop significantly.

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
We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2016, we had aggregate interest rate swap agreements on $505.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
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
We disclose Funds From Operations available to common shareholders and unitholders (“FFO”), Adjusted Company Funds from Operations available to all equityholders and unitholders (“Adjusted Company FFO”), Net Operating Income (“NOI”) and other non-GAAP financial measures in documents filed and/or furnished with the SEC; however, neither FFO, Adjusted Company FFO, NOI nor the other non-GAAP financial measures we disclose are equivalent to our net income or loss as determined under GAAP or other applicable comparable GAAP measures, and you should consider GAAP measures to be more relevant to our operating performance.
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
We have a substantial amount of debt. We are more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2016, our total consolidated indebtedness was approximately $1.9 billion and we had approximately $395.4 million available for borrowing under our principal credit agreement, subject to covenant compliance.
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
We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2016, we had no outstanding consolidated variable-rate indebtedness that was not subject to an interest rate swap.  We have a $250.0 million unsecured term loan which matures August 2020 and a $255.0 million unsecured term loan which matures January 2021 that are LIBOR indexed. The unsecured term loans are subject to interest rate swap agreements through February 2018 and January 2019, respectively. In addition, we have $129.1 million of debt that matures in April 2037, which has a fixed 6.804% interest rate through April 2017 and thereafter will have a variable interest rate equal to 90 day LIBOR plus 1.70%. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Also, fixed rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.

Potential disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.
Historically, the United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances may materially impact liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases may result in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us or the economy in general.
Covenants in certain of the agreements governing our debt could adversely affect our financial condition, investment activities and/or operating activities.
Our unsecured revolving credit facility, unsecured term loans and indentures governing our 4.40% and 4.25% Senior Notes contain certain cross-default and cross-acceleration provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness and consummate mergers, consolidations or sales of all or substantially all of our assets. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.
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
The documents governing our non-recourse indebtedness contain restrictions on the operations of our property owner subsidiaries and their properties. Certain activities, like leasing, may be subject to the consent of the applicable lender. In addition, certain lenders engage third-party loan servicers that may not be as responsive as we would be.
A downgrade in our credit ratings could have a material adverse effect on our business and financial condition.
The credit ratings assigned to our debt could change based upon, among other things, our results of operations and financial condition or the real estate industry generally. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common and preferred shares and are not recommendations to buy, sell or hold any other securities. Any downgrade of our debt could have a material adverse effect on the market price of our debt securities and our common and preferred shares. If any of the credit rating agencies that have rated our debt downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could also have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to make dividends and distributions on our common shares and preferred shares.

We face risks associated with refinancings.
A significant number of the properties in which we have an interest are subject to mortgage or other secured notes with balloon payments due at maturity. In addition, our corporate level borrowings require interest only payments with all principal due at maturity.
As of December 31, 2016, the consolidated scheduled balloon payments for the next five calendar years are as follows ($ in millions):

Year	Property-Specific Balloon Payments(1)	Corporate Recourse Balloon Payments(2)
2017	$62.7	$—
2018	$6.6	$—
2019	$83.8	$—
2020	$32.0	$250.0
2021	$17.0	$255.0
(1)    Inclusive of amounts owed by the Partnership of $31.8 million in 2019, $18.4 million in 2020 and $6.6 million in 2021.
(2)    The Partnership is a co-borrower.
Our ability to make the scheduled balloon payments on any corporate recourse note will depend on our access to the capital markets, including our ability to refinance the maturing note. Our ability to make the scheduled balloon payment on any non-recourse mortgage note will depend upon (1) in the event we determine to contribute capital, our cash balances and the amount available under our unsecured credit facility and (2) the property owner subsidiary's ability either to refinance the related mortgage debt or to sell the related property. If the property owner subsidiary is unable to refinance or sell the related property, the property may be conveyed to the lender through foreclosure or other means or the property owner subsidiary may declare bankruptcy.
We face risks associated with returning properties to lenders.
A number of the properties in which we have an interest are subject to non-recourse mortgages, which generally provide that a lender's only recourse upon an event of default is to foreclose on the property. In the event these properties are conveyed via foreclosure to the lenders thereof, we would lose all of our interest in these properties. The loss of a significant number of properties to foreclosure or through bankruptcy of a property owner subsidiary could adversely affect our financial condition and results of operations, relationships with lenders and ability to obtain additional financing in the future.
In addition, a lender may attempt to trigger a carve out to the non-recourse nature of a mortgage loan. To the extent a lender is successful, the ability of our property owner subsidiary to return the property to the lender may be inhibited and/or we may be liable for all or a portion of such loan.
Certain of our indebtedness is subject to cross-default and cross-acceleration provisions.
Substantially all of our corporate level borrowings and, in the future, certain of our secured indebtedness may, contain cross-default and/or cross-acceleration provisions, which may be triggered if we default on certain indebtedness in excess of certain thresholds. In the event of such a default, the resulting cross defaults and/or cross-accelerations may adversely impact our financial condition.

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
As of December 31, 2016, only we and/or the Partnership were a borrower or a guarantor of our unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of non-guarantor subsidiary debt, including trade creditors, will generally be entitled to payment of their claims from the assets of non-guarantor subsidiaries before any assets are made available for distribution to us or any of the subsidiary guarantors of our unsecured debt.
 In addition, any subsidiary guarantor, including the Partnership, will be deemed released if such subsidiary guarantor’s obligations as a borrower or guarantor under our principal credit agreement terminates pursuant to the terms of our principal credit agreement or if our principal credit agreement is amended to remove certain or all of the subsidiary guarantors as borrowers or guarantors. To the extent any of our unsecured indebtedness is no longer guaranteed by any of our subsidiaries in the future, such debt will be our obligations exclusively. All of our assets are held through our operating partnership and our other subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations depends in large part upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of distributions or otherwise.
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
Risks Related to Lexington's REIT Status
There can be no assurance that Lexington will remain qualified as a REIT for federal income tax purposes.
We believe that Lexington has met the requirements for qualification as a REIT for federal income tax purposes beginning with its taxable year ended December 31, 1993, and we intend for Lexington to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The Code provisions and income tax regulations applicable to REITs are more complex than those applicable to corporations. The determination of various factual matters and circumstances not entirely within our control may affect Lexington's ability to continue to qualify as a REIT. No assurance can be given that Lexington has qualified or will remain qualified as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. If Lexington does not qualify as a REIT, Lexington would not be allowed a deduction for distributions to shareholders in computing its net taxable income. In addition, Lexington's income would be subject to tax at the regular corporate rates. Lexington also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available to satisfy Lexington's debt service obligations and distributions to its shareholders would be significantly reduced or suspended for each year in which Lexington does not qualify as a REIT. In that event, Lexington would not be required to continue to make distributions. Although we currently intend for Lexington to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause Lexington, without the consent of the shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.
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
To maintain Lexington's status as a REIT for federal income tax purposes, Lexington is generally required to distribute to its shareholders at least 90% of its taxable income for that calendar year. Lexington's taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that Lexington satisfies the distribution requirement but distributes less than 100% of its taxable income, Lexington will be subject to federal corporate income tax on its undistributed income. In addition, Lexington will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its capital gain net income for that year and (iii) 100% of its undistributed taxable income from prior years. We intend for Lexington to continue to make distributions to its shareholders to comply with the distribution requirements of the Code and to reduce exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining its taxable income and the effect of required debt amortization payments could require Lexington to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

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
Several REIT rules have been amended under the Protecting Americans from Tax Hikes Act of 2015, the PATH Act, which was enacted on December 18, 2015. These rules were enacted with varying effective dates. Shareholders should consult with their tax advisors regarding the effect of the PATH Act in their particular circumstances.
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
We have an unallocated universal shelf registration statement and we also maintain the ATM offering program and a direct share purchase plan, pursuant to which we may issue additional common shares. There is no restriction on our issuing additional common or preferred shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common or preferred shares or any substantially similar securities. As of December 31, 2016, an aggregate of approximately 4.2 million of our common shares were issuable upon the exercise of employee share options and upon the exchange of OP units. Depending upon the number of such securities issued, exercised or exchanged at one time, an issuance, exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders or the market price of our common shares.
There are certain limitations on a third party's ability to acquire us or effectuate a change in our control.
Limitations imposed to protect our REIT status. In order to protect against the loss of our REIT status, among other purposes, our declaration of trust limits any shareholder from owning more than 9.8% in value of our outstanding equity shares, defined as common shares or preferred shares, subject to certain exceptions. These ownership limits may have the effect of precluding acquisition of control of us. Our Board of Trustees has granted a limited waiver of the ownership limits to BlackRock, Inc. with respect to BlackRock, Inc.'s mutual funds.

Severance payments under employment agreements and severance policy. Substantial termination payments may be required to be paid under the provisions of employment agreements with or severance policies applicable to certain of our executives upon a change of control and the subsequent termination of the executive. We have entered into employment agreements with four of our executive officers and we have a severance policy applicable to two of our executive officers and certain other senior officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of our outstanding securities, the sale of all or substantially all of our assets, dissolution, the acquisition, except from us, of 20% or more of our voting shares or a change in the majority of our Board of Trustees), if those executive officers and senior officers are terminated without cause, as defined, those executive officers and senior officers may be entitled to severance benefits based on their current annual base salaries and trailing average of recent annual cash bonuses as defined in the employment agreements or severance policy and the acceleration of certain non-vested equity awards. Accordingly, these payments may discourage a third party from acquiring us.
Our ability to issue additional shares. Our declaration of trust authorizes 1,000,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2016, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.
Maryland Business Combination Act. The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question was the beneficial owner of, 10% or more of the voting power of our then-outstanding voting shares, but a person is not an interested shareholder if the Board of Trustees approved in advance the transaction by which such person otherwise would have become an interested shareholder, which approval may be conditioned by the Board of Trustees. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder, or an affiliate of an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price (as defined in the Maryland General Corporation Law) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders' best interests. In connection with the Newkirk Merger, Vornado Realty Trust, which we refer to as Vornado, was granted a limited exemption from the definition of “interested shareholder.”

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
From January 1, 2012 through the date of this Annual Report, the closing sale price of our common shares on the NYSE (composite) has ranged from $13.64 to $6.61 per share. The market price of our common shares may fluctuate in response to company-specific and general market events and developments, including those described in this Annual Report. In addition, our leverage may impact investor demand for our common shares, which could have a material effect on the market price of our common shares.
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

Risk Related Specifically To LCIF
The Partnership is dependent upon Lexington for its business.
The Partnership has no employees and the Partnership is dependent upon Lexington and its employees for the operation of its business, including the acquisition, disposition and management of its properties, investments and other assets and sourcing of equity and debt financing.  The continued service of Lexington and its employees is not guaranteed. Lexington has no obligation to allocate any investment opportunities to the Partnership or provide the Partnership debt or equity financing.  As a result, if Lexington and its employees were unable or unwilling to provide or were unsuccessful at providing such services to the Partnership, its business, financial condition and results of operations could be adversely affected.
The Partnership is the only subsidiary of Lexington that guarantees its debt and the assets of the Partnership's subsidiaries may not be available to make payments on Lexington’s or its unsecured indebtedness and any related guarantees may be released in the future if certain events occur.
As of December 31, 2016, the Partnership was the only co-borrower or guarantor of Lexington’s unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of the Partnership's subsidiaries, holders of any such subsidiary’s debt, including trade creditors, will generally be entitled to payment of their claims from the assets of such subsidiaries before any assets are made available for distribution to Lexington or the Partnership.
In addition, the Partnership will be deemed released if the Partnership's obligations as a co-borrower or guarantor under Lexington’s principal credit agreement terminates pursuant to its terms or if it is amended to remove certain or all of Lexington’s guarantors as borrowers or guarantors. Substantially, all of the Partnership's assets are held through subsidiaries.  Consequently, the Partnership's cash flow and its ability to meet its debt service and guarantee obligations depends in large part upon the cash flow of its subsidiaries and the payment of funds by its subsidiaries to the Partnership in the form of distributions or otherwise.

Item 1B. Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff relating to our or LCIF's periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2016, we had equity ownership interests in approximately 195 consolidated real estate properties containing approximately 43.3 million square feet of rentable space, which were approximately 96.0% leased based upon net rentable square feet, excluding properties subject to mortgages in default. Generally, all properties in which we have an interest are held through at least one property owner subsidiary.

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

Leverage. As of December 31, 2016, we had outstanding mortgages and notes payable of approximately $0.7 billion with a weighted-average interest rate of approximately 4.6% and a weighted-average maturity of 10.1 years.

Property Charts. The following tables list our properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2016. The Partnership's properties are included and are identified with an asterisk.

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
	As of December 31, 2016
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	12209 W. Markham St.	Little Rock	AR	Entergy Arkansas, Inc.	36,311	10/31/2020	100%
	5201 W. Barraque St.	Pine Bluff	AR	Entergy Services, Inc.	27,189	10/31/2017	100%
*	3030 North 3rd St.	Phoenix	AZ	CopperPoint Mutual Insurance Company	252,400	12/31/2032	100%
	19019 North 59th Ave.	Glendale	AZ	Honeywell International Inc.	252,300	7/15/2019	100%
	2005 E. Technology Cir.	Tempe	AZ	Wipro Data Center & Cloud Services, Inc. (Infocrossing, Inc.)	60,000	12/31/2025	100%
	8555 South River Pkwy.	Tempe	AZ	Versum Materials US, LLC	95,133	6/30/2022	100%
	1440 East 15th St.	Tucson	AZ	CoxCom, LLC	28,591	7/31/2022	100%
	3333 Coyote Hill Rd.	Palo Alto	CA	Xerox Corporation	202,000	12/14/2023	100%
*	9201 E. Dry Creek Rd.	Centennial	CO	Arrow Electronics, Inc.	128,500	9/30/2017	100%
	9655 Maroon Cir.	Englewood	CO	TriZetto Corporation	166,912	4/30/2028	100%
*	1315 West Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	106,877	4/30/2027	100%
	143 Diamond Ave.	Parachute	CO	Encana Oil and Gas (USA) Inc. (Alenco Inc.)	49,024	10/31/2032	100%
*	100 Barnes Rd.	Wallingford	CT	3M Company	44,400	6/30/2018	100%
*	5600 Broken Sound Blvd.	Boca Raton	FL	Canon Solutions America, Inc. (Océ -USA Holding, Inc.)	143,290	2/14/2020	100%
	550 International Parkway	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,920	9/30/2020	100%
	600 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,155	9/30/2020	100%
	9200 South Park Center Loop	Orlando	FL	Zenith Education Group, Inc. (ECMC Group, Inc.)	59,927	9/30/2020	100%
	10419 North 30th St.	Tampa	FL	Time Customer Service, Inc. / Time Incorporated	132,981	6/30/2026	100%
	2500 Patrick Henry Pkwy.	McDonough	GA	Georgia Power Company	111,911	6/30/2025	100%
	3500 N. Loop Rd.	McDonough	GA	Litton Loan Servicing LP	62,218	8/31/2018	100%
	3265 E. Goldstone Dr.	Meridian	ID	VoiceStream PCS Holding, LLC / T-Mobile PCS Holdings, LLC (T-Mobile USA, Inc.)	77,484	6/30/2019	100%
	850 & 950 Warrenville Rd.	Lisle	IL	National-Louis University	99,414	12/31/2019	100%
*	231 N. Martingale Rd.	Schaumburg	IL	CEC Educational Services, LLC (Career Education Corporation)	317,198	12/31/2022	100%
	500 Jackson St.	Columbus	IN	Cummins Inc.	390,100	7/31/2019	100%
	10300 Kincaid Dr.	Fishers	IN	Roche Diagnostics Operations, Inc.	193,000	1/31/2017	100%
	10475 Crosspoint Blvd.	Indianapolis	IN	John Wiley & Sons, Inc.	141,416	10/31/2019	100%
	9601 Renner Blvd.	Lenexa	KS	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
	As of December 31, 2016
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	11201 Renner Blvd.	Lenexa	KS	United States of America	169,585	10/31/2027	100%
*	5200 Metcalf Ave.	Overland Park	KS	Swiss Re America Holding Corporation / Westport Insurance Corporation / Swiss RE Management (US) Corporation	320,198	12/22/2018	100%
*	4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	70,100	10/31/2017	100%
	133 First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
	2800 High Meadow Cir.	Auburn Hills	MI	Faurecia USA Holdings, Inc.	278,000	3/31/2029	100%
	12000 & 12025 Tech Center Dr.	Livonia	MI	Kelsey-Hayes Company (TRW Automotive Inc.)	180,230	12/31/2024	100%
	9201 Stateline Rd.	Kansas City	MO	Swiss Re America Holding Corporation / Westport Insurance Corporation / Swiss RE Management (US) Corporation	155,925	4/1/2019	100%
	3902 Gene Field Rd.	St. Joseph	MO	Boehringer Ingelheim Vetmedica, Inc. (Boehringer Ingelheim USA Corporation)	98,849	6/30/2027	100%
	3943 Denny Ave.	Pascagoula	MS	Huntington Ingalls Incorporated	94,841	10/31/2018	100%
	11707 Miracle Hills Dr.	Omaha	NE	Wipro Data Center & Cloud Services, Inc. (Infocrossing, Inc.)	85,200	11/30/2025	100%
	1331 Capitol Ave.	Omaha	NE	The Gavilon Group, LLC	127,810	11/30/2033	100%
	333 Mount Hope Ave.	Rockaway	NJ	Atlantic Health System, Inc.	92,326	12/31/2027	100%
	1415 Wyckoff Rd.	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
	29 S. Jefferson Rd.	Whippany	NJ	CAE SimuFlite, Inc. (CAE INC.)	123,734	11/30/2021	100%
	6226 West Sahara Ave.	Las Vegas	NV	Nevada Power Company	282,000	1/31/2029	100%
	5500 New Albany Rd.	Columbus	OH	Evans, Mechwart, Hambleton & Tilton, Inc.	104,807	12/29/2026	100%
	2221 Schrock Rd.	Columbus	OH	MS Consultants, Inc.	42,290	7/6/2027	100%
	500 Olde Worthington Rd.	Westerville	OH	InVentiv Communications, Inc.	97,000	3/31/2026	100%
	1700 Millrace Dr.	Eugene	OR	Oregon Research Institute / Educational Policy Improvement Center	80,011	11/30/2027	100%
	2999 Southwest 6th St.	Redmond	OR	VoiceStream PCS I, LLC / T-Mobile West Corporation (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
	25 Lakeview Dr.	Jessup	PA	TMG Health, Inc.	150,000	8/7/2027	100%
	1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius LLP	304,037	1/31/2021	99%
	1362 Celebration Blvd.	Florence	SC	MED3000, Inc.	32,000	2/14/2024	100%
*	3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,083	5/31/2024	100%
*	3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2024	100%

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
	As of December 31, 2016
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	333 Three D Systems Circle	Rock Hill	SC	3D Systems Corporation	80,028	8/31/2021	100%
	420 Riverport Rd.	Kingsport	TN	Kingsport Power Company	42,770	6/30/2018	100%
	1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	84,404	10/31/2024	100%
	2401 Cherahala Blvd.	Knoxville	TN	AdvancePCS, Inc. / CaremarkPCS, L.L.C.	59,748	5/31/2020	100%
	3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%
	601 & 701 Experian Pkwy.	Allen	TX	Experian Information Solutions, Inc. / TRW, Inc. (Experian Holdings, Inc.)	292,700	3/14/2025	100%
	1401 Nolan Ryan Expy.	Arlington	TX	Triumph Aerostructures, LLC (Triumph Group, Inc.)	161,808	1/31/2025	77%
	4201 Marsh Ln.	Carrollton	TX	Carlson Restaurants Inc. (Carlson, Inc.)	130,000	11/30/2022	100%
*	4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP	138,443	12/31/2025	100%
	810 Gears Rd.	Houston	TX	United States of America	78,895	1/10/2031	87%
	820 Gears Rd.	Houston	TX	Ricoh, USA, Inc.	78,895	1/31/2018	100%
	10001 Richmond Ave.	Houston	TX	Schlumberger Holdings Corp.	554,385	9/30/2025	100%
	1311 Broadfield Blvd.	Houston	TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	155,040	1/31/2017	100%
	6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holding Company, LLC)	247,254	2/28/2025	100%
	8900 Freeport Pkwy.	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	268,445	3/31/2023	100%
	270 Abner Jackson Pkwy.	Lake Jackson	TX	The Dow Chemical Company	389,188	10/31/2036	100%
	3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation / T-Mobile West Corporation	75,016	6/30/2020	100%
	6200 Northwest Pkwy.	San Antonio	TX	United HealthCare Services, Inc.	142,500	11/30/2024	100%
*	2050 Roanoke Rd.	Westlake	TX	Charles Schwab & Co., Inc.	130,199	6/30/2021	100%
	400 Butler Farm Rd.	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)(2019) / Wisconsin Physicians Service Insurance Corporation (71,073 sf - 2023)	100,632	8/31/2023	100%
	13651 McLearen Rd.	Herndon	VA	United States of America	159,644	5/30/2018	100%
*	13775 McLearen Rd.	Herndon	VA	Orange Business Services U.S., Inc. (Equant N.V.)	132,617	7/31/2020	100%
	2800 Waterford Lake Dr.	Midlothian	VA	Alstom Power, Inc.	99,057	12/31/2021	100%
	800 East Canal St.	Richmond	VA	McGuireWoods LLP	330,309	8/31/2030	100%
	500 Kinetic Dr.	Huntington	WV	AMZN WVCS LLC (Amazon.com, Inc.)	68,693	11/30/2026	100%
				Office Total	11,569,940		99.6%
The 2016 net effective annual base cash rent for the office portfolio as of December 31, 2016 was $15.36 per square foot and the weighted-average remaining lease term was 7.2 years.

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
	As of December 31, 2016
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
*	2415 U.S. Hwy 78 East	Moody	AL	Michelin North America, Inc.	595,346	12/31/2019	100%
	318 Pappy Dunn Blvd.	Anniston	AL	International Automotive Components Group North America, Inc.	276,782	11/24/2029	100%
	2455 Premier Row	Orlando	FL	Walgreen Co. / Walgreen Eastern Co.	205,016	3/31/2021	100%
*	3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	229,605	6/30/2020	100%
	359 Gateway Dr.	Lavonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
	1420 Greenwood Rd.	McDonough	GA	United States Cold Storage, Inc.	296,972	8/31/2028	100%
	3301 Stagecoach Rd. NE	Thomson	GA	Hollander Sleep Products, LLC (Hollander Home Fashions Holdings)	208,000	5/31/2030	100%
	3600 Army Post Rd.	Des Moines	IA	HP Enterprise Services, LLC	405,000	4/30/2017	100%
	3931 Lakeview Corporate Dr.	Edwardsville	IL	AMAZON.COM.DEDC, LLC (Amazon.com, Inc.)	769,500	9/30/2026	100%
	1001 Innovation Rd.	Rantoul	IL	Bell Sports, Inc. (Vista Outdoor Inc.)	813,126	10/31/2034	100%
	3686 S. Central Ave.	Rockford	IL	Pierce Packaging Co.	93,000	12/31/2019	100%
	749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company and Jacobson Transportation Company, Inc.)	150,000	12/31/2018	100%
*	1020 W. Airport Rd.	Romeoville	IL	ARYZTA LLC (ARYZTA AG)	188,166	10/31/2031	100%
	2935 Van Vactor Dr.	Plymouth	IN	Bay Valley Foods, LLC	300,500	12/31/2018	100%
	10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Holding Corporation and Dana Limited)	336,350	6/30/2025	100%
	730 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	167,770	6/30/2025	100%
	750 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	539,592	6/30/2025	100%
	301 Bill Bryan Rd.	Hopkinsville	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	424,904	6/30/2025	100%
	4010 Airpark Dr.	Owensboro	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	211,598	6/30/2025	100%
	1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%
	5001 Greenwood Rd.	Shreveport	LA	Libbey Glass Inc. (Libbey Inc.)	646,000	10/31/2026	100%
	5417 Campus Dr.	Shreveport	LA	The Tire Rack, Inc.	257,849	3/31/2022	100%
	113 Wells St.	North Berwick	ME	United Technologies Corporation	993,685	4/30/2024	100%
	2860 Clark St.	Detroit	MI	FCA US LLC (f/k/a Chrysler Group LLC)	190,003	10/22/2035	100%

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
	As of December 31, 2016
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Holding Corporation and Dana Limited)	150,945	10/25/2021	100%
	904 Industrial Rd.	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	9/30/2018	100%
*	1601 Pratt Ave.	Marshall	MI	Autocam Corporation	58,707	12/31/2023	100%
	43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC / Tower Automotive Products Inc. (Tower Automotive, Inc.)	290,133	10/31/2024	100%
	1700 47th Ave North	Minneapolis	MN	Owens Corning Roofing and Asphalt, LLC	18,620	12/31/2025	100%
*	549 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	855,878	3/31/2030	100%
	554 Nissan Pkwy.	Canton	MS	Nissan North America, Inc.	1,466,000	2/28/2027	100%
*	7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Aftermarket Inc. (MAHLE Industries, Incorporated)	268,104	2/28/2023	100%
	1133 Poplar Creek Rd.	Henderson	NC	Staples, Inc.	196,946	6/30/2018	100%
*	250 Swathmore Ave.	High Point	NC	Steelcase Inc.	244,851	9/30/2017	100%
	2880 Kenny Biggs Rd.	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
*	671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	673,518	5/31/2031	100%
	2203 Sherrill Dr.	Statesville	NC	Ozburn-Hessey Logistics, LLC (OHH Acquisition Corporation)	639,800	12/31/2017	100%
	121 Technology Dr.	Durham	NH	Heidelberg Americas, Inc. (Heidelberg Druckmaschinen AG) (2021) / Goss International Americas, Inc. (Goss International Corporation) (2026)	500,500	3/30/2026	100%
	5625 North Sloan Ln.	North Las Vegas	NV	Nicholas and Co., Inc.	180,235	9/30/2034	100%
	29-01 Borden Ave. / 29-10 Hunters Point Ave.	Long Island City	NY	FedEx Ground Package System, Inc. (FedEx Corporation)	140,330	3/31/2028	100%
	736 Addison Rd.	Erwin	NY	Corning Property Management Corporation	408,000	11/30/2026	100%
	351 Chamber Dr.	Chillicothe	OH	The Kitchen Collection, Inc.	475,218	6/30/2026	100%
	10590 Hamilton Ave.	Cincinnati	OH	The Hillman Group, Inc.	264,598	12/31/2027	100%
	1650 - 1654 Williams Rd.	Columbus	OH	ODW Logistics, Inc.	772,450	6/30/2018	100%
	7005 Cochran Rd.	Glenwillow	OH	Royal Appliance Mfg. Co.	458,000	7/31/2025	100%
*	191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	12/31/2019	100%
*	200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	400,522	12/31/2019	100%
	10345 Philipp Pkwy.	Streetsboro	OH	L'Oreal USA S/D, Inc. (L'Oreal USA, Inc.)	649,250	10/17/2019	100%

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
	As of December 31, 2016
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	27255 SW 95th Ave.	Wilsonville	OR	Pacific Foods of Oregon Inc. d/b/a Pacific Natural Foods	508,277	10/31/2032	100%
*	250 Rittenhouse Cir.	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	241,977	11/30/2026	100%
	100 Ryobi Dr.	Anderson	SC	One World Technologies, Inc. (Techtronic Industries Co. Ltd.)	1,327,022	6/30/2036	100%
	590 Ecology Ln.	Chester	SC	Boral Stone Products LLC (Boral Limited)	420,597	7/14/2025	100%
	50 Tyger River Dr.	Duncan	SC	Plastic Omnium Auto Exteriors, LLC	221,833	9/30/2018	100%
	101 Michelin Dr.	Laurens	SC	Michelin North America, Inc.	1,164,000	1/31/2020	100%
	900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC	222,200	9/30/2026	100%
	633 Garrett Pkwy.	Lewisburg	TN	Calsonic Kansei North America, Inc.	310,000	3/31/2026	100%
	120 Southeast Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2018	100%
	3350 Miac Cove Rd.	Memphis	TN	Mimeo.com, Inc.	140,079	9/30/2020	77%
	3456 Meyers Ave.	Memphis	TN	Sears, Roebuck and Co. / Sears Logistics Services	780,000	2/28/2027	100%
	3820 Micro Dr.	Millington	TN	Ingram Micro L.P. (Ingram Micro Inc.)	701,819	9/30/2021	100%
	1501 Nolan Ryan Expy.	Arlington	TX	Arrow Electronics, Inc.	74,739	6/30/2027	100%
	7007 F.M. 362 Rd.	Brookshire	TX	Orizon Industries, Inc. (Spitzer Industries, Inc.)	262,095	3/31/2035	100%
	13863 Industrial Rd.	Houston	TX	Curtis Kelly, Inc. (Spitzer Industries, Inc.)	187,800	3/31/2035	100%
	13901/14035 Industrial Rd.	Houston	TX	Industrial Terminals Management, L.L.C. (Maritime Holdings (Delaware) LLC)	132,449	3/31/2038	100%
	13930 Pike Rd.	Missouri City	TX	Vulcan Construction Materials, LP (Vulcan Materials Company)	N/A	4/30/2032	100%
	2425 Hwy. 77 North	Waxahachie	TX	James Hardie Building Products, Inc. (James Hardie NV & James Hardie Industries NV)	335,610	3/31/2020	100%
	291 Park Center Dr.	Winchester	VA	Kraft Heinz Foods Company	344,700	5/31/2021	100%
	901 East Bingen Point Way	Bingen	WA	The Boeing Company	124,539	5/31/2024	100%
*	2800 Polar Way	Richland	WA	Preferred Freezer Services of Richland, LLC (Preferred Freezer Services, LLC & Preferred Freezer Services Operating, LLC)	456,412	8/31/2035	100%
	2424 Alpine Rd.	Eau Claire	WI	Silver Spring Foods, Inc. (Huntsinger Farms, Inc.)	159,000	4/30/2027	100%
	111 West Oakview Pkwy.	Oak Creek	WI	Stella & Chewy's LLC	164,007	6/30/2035	100%
				Industrial Total	27,476,653		99.9%

The 2016 net effective annual base cash rent for the industrial portfolio as of December 31, 2016 was $4.91 per square foot and the weighted-average remaining lease term was 10.4 years.

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART MULTI-TENANTED
	As of December 31, 2016
	Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	13430 North Black Canyon Fwy.	Phoenix	AZ	Multi-tenanted	Office	138,940	Various	92%
*	King St./1042 Fort St. Mall	Honolulu	HI	Multi-tenanted	Office	77,459	Various	50%
*	33 Commercial St. A	Foxborough	MA	(Available for lease)	Office	84,441	N/A	0%
*	26555 Northwestern Hwy.	Southfield	MI	(Available for lease)	Office	359,645	N/A	0%
	7111 Crabb Rd.	Temperance	MI	Hollingsworth Logistics Group, L.L.C.	Industrial	756,856	11/30/2021	38%
	3165 McKelvey Rd.	Bridgeton	MO	BJC Health System	Office	51,067	12/31/2018	50%
*	1460 Tobias Gadson Blvd.	Charleston	SC	Vallen Distribution, Inc.	Office	50,076	6/30/2019	41%
*	2210 Enterprise Dr.	Florence	SC	Caliber Funding, LLC	Office	176,557	6/30/2018	21%
	854 Paragon Way	Rock Hill	SC	(Available for lease)	Office	104,497	N/A	0%
	6050 Dana Way	Antioch	TN	Multi-tenanted	Industrial	674,528	Various	98%
	104 & 110 S. Front St.	Memphis	TN	(Available for lease)	Office	37,229	N/A	0%
	11511 Luna Rd.	Farmers Branch	TX	International Business Machines Corporation	Office	181,072	4/30/2021	45%
	1200 Jupiter Rd.	Garland	TX	(Available for lease)	Office	278,759	N/A	0%
				Multi-Tenanted Total		2,971,126		43.2%

The 2016 net effective annual base cash rent for the multi-tenant portfolio as of December 31, 2016 was $2.56 per square foot and the weighted-average remaining lease term was 3.0 years.

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OTHER
	As of December 31, 2016
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	255 Northgate Dr.	Manteca	CA	Kmart Corporation	107,489	12/31/2018	100%
	12080 Carmel Mountain Rd.	San Diego	CA	Sears, Roebuck and Co / Kmart Corporation	107,210	12/31/2018	100%
	499 Derbyshire Dr.	Venice	FL	Littlestone Brotherhood LLC	31,180	1/31/2055	100%
*	832 N. Westover Blvd.	Albany	GA	Gander Mountain Company	45,554	11/30/2028	100%
	2223 N. Druid Hills Rd.	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	6,260	12/31/2019	100%
	956 Ponce de Leon Ave.	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	3,900	12/31/2019	100%
	201 W. Main St.	Cumming	GA	Bank of America, N.A. (Bank of America Corporation)	14,208	12/31/2019	100%
	4545 Chamblee-Dunwoody Rd.	Dunwoody	GA	Bank of America, N.A. (Bank of America Corporation)	4,565	12/31/2019	100%
	1066 Main St.	Forest Park	GA	Bank of America, N.A. (Bank of America Corporation)	14,859	12/31/2019	100%
	825 Southway Dr.	Jonesboro	GA	Bank of America, N.A. (Bank of America Corporation)	4,894	12/31/2019	100%
	1698 Mountain Industrial Blvd.	Stone Mountain	GA	Bank of America, N.A. (Bank of America Corporation)	5,704	12/31/2019	100%
	1150 W. Carl Sandburg Dr.	Galesburg	IL	Kmart Stores of Illinois LLC / Kmart Corporation	94,970	12/31/2018	100%
	5104 North Franklin Rd.	Lawrence	IN	Marsh Supermarkets, Inc. / Marsh Supermarkets, LLC	28,721	10/31/2018	100%
	30 Light St.	Baltimore	MD	30 Charm City, LLC	N/A	12/31/2048	100%
	201-215 N. Charles St.	Baltimore	MD	201 NC Leasehold LLC	N/A	8/31/2112	100%
	733 East Main St.	Jefferson	NC	Food Lion, LLC / Delhaize America, Inc.	34,555	2/28/2023	100%
	291 Talbert Blvd.	Lexington	NC	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
	835 Julian Ave.	Thomasville	NC	Mighty Dollar, LLC	23,767	9/30/2018	100%
*	1237 W. Sherman Ave.	Vineland	NJ	HealthSouth Rehabilitation Hospital of South Jersey, LLC (HealthSouth Corporation)	39,287	2/28/2043	100%
	130 Midland Ave.	Port Chester	NY	St. Anthony Supermarket Corp. (Anthony Pena, Marina Pena, Anthony Corona and Robert Corona)	59,613	10/31/2018	100%
	21082 Pioneer Plaza Dr.	Watertown	NY	Kmart Corporation	120,727	12/31/2018	100%
	4831 Whipple Avenue N.W.	Canton	OH	Best Buy Co., Inc.	46,350	2/26/2018	100%
	5350 Leavitt Rd.	Lorain	OH	Kmart Corporation	193,193	12/31/2018	100%
	B.E.C. 45th St/Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc. / Safeway, Inc.	30,757	3/31/2019	100%
*	6910 S. Memorial Hwy.	Tulsa	OK	Toys "R" Us, Inc. / Toys “R” Us-Delaware, Inc.	43,123	5/31/2026	100%
	1600 E. 23rd St.	Chattanooga	TN	BI- LO, LLC / K-VA-T Food Stores, Inc.	42,130	6/30/2019	100%
	1053 Mineral Springs Rd.	Paris	TN	The Kroger Co.	31,170	7/1/2018	100%
	175 Holt Garrison Pkwy.	Danville	VA	Home Depot USA, Inc.	N/A	1/31/2029	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OTHER
As of December 31, 2016
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2411 W. Beverly St.	Staunton	VA	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
9803 Edmonds Way	Edmonds	WA	Puget Consumers Co-op d/b/a PCC Natural Markets	35,459	8/31/2028	100%
97 Seneca Trail	Fairlea	WV	Kmart Corporation	90,933	12/31/2018	100%

			Other Total	1,306,578		100%
			Consolidated Portfolio Grand Total	43,324,297		95.9%
The 2016 net effective annual base cash rent for the other portfolio as of December 31, 2016 was $7.51 per square foot and the weighted-average remaining lease term was 14.6 years.
The 2016 net effective annual base cash rent for the consolidated portfolio as of December 31, 2016 was $7.62 per square foot and the weighted-average remaining lease term was 8.6 years.

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2016
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
607 & 611 Lumsden Professional Ct.	Brandon	FL	BluePearl Holdings, LLC	Office	8,500	10/31/2033	100%
4525 Ulmerton Rd.	Clearwater	FL	BluePearl Holdings, LLC	Office	3,000	10/31/2033	100%
100 Gander Way	Palm Beach Gardens	FL	Gander Mountain Company	Other	120,000	3/31/2028	100%
455 Abernathy Rd.	Atlanta	GA	BluePearl Holdings, LLC	Office	32,000	10/31/2033	100%
820 Frontage Rd.	Northfield	IL	BluePearl Holdings, LLC	Office	14,000	10/31/2033	100%
29080 Inkster Rd.	Southfield	MI	BluePearl Holdings, LLC	Office	38,000	10/31/2033	100%
4126 Parkcard Rd.	Ann Arbor	MI	BluePearl Holdings, LLC	Office	3,500	10/31/2033	100%
3201 Quail Springs Pkwy.	Oklahoma City	OK	AT&T Corp. / AT&T Services, Inc. / New Cingular Wireless Services, Inc.	Office	128,500	11/30/2020	100%
18839 McKay Blvd.	Humble	TX	Triumph Rehabilitation Hospital of Northeast Houston, LLC (RehabCare Group, Inc.)	Other	55,646	1/31/2029	100%
2203 North Westgreen Blvd.	Katy	TX	British Schools of America, LLC	Other	274,000	8/31/2036	100%
			Total		677,146		100%
The 2016 net effective annual rent for the non-consolidated portfolio as of December 31, 2016 was $22.11 per square foot and the weighted-average remaining lease term was 14.0 years.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	GAAP Base Rent ($000)	Percentage of Annual Rent
2017	38	1,939,956	$15,266	4.7%
2018	45	4,120,006	26,751	8.2%
2019	30	4,021,688	31,791	9.7%
2020	17	3,301,430	22,743	7.0%
2021	17	3,505,636	23,902	7.3%
2022	6	831,639	9,983	3.1%
2023	7	909,047	12,734	3.9%
2024	11	2,212,735	15,555	4.8%
2025	19	4,312,564	32,142	9.8%
2026	14	4,022,567	15,391	4.7%

The following chart sets forth the 2016 annual GAAP base rent ($000) based on the credit rating of our consolidated tenants at December 31, 2016(1):

	GAAP Base Rent	Percentage
Investment Grade	$123,769	37.0%
Non-investment Grade	56,836	17.0%
Unrated	153,563	46.0%
	$334,168	100.0%
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

GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)

On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against us based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender currently seeks approximately $9.2 million in order to satisfy the outstanding amount of the loan after offset for the lender's asserted value of the property it obtained in foreclosure, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto. The Company had not recorded any liability relating to this litigation as of December 31, 2016 as the Company believes that a loss contingency is "reasonably possible" (as defined by FASB ASC 450-20-20) but not "probable" (as defined by FASB ASC 450-20-20).

The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement. The limited guaranty provides that the guarantor's liability for the guaranteed obligations shall not exceed $10.0 million, which the Company believes is its maximum exposure to loss. The Company intends to vigorously defend the lender’s claim.  The Company filed a motion to dismiss, which was generally denied. The Company is currently conducting discovery, with document production required to be completed by March 31, 2017, fact deposition to be completed by August 28, 2017 and expert depositions to be completed by October 31, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Lexington Realty Trust

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE (composite) for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2016	$11.01	$9.23
September 30, 2016	11.02	9.89
June 30, 2016	10.12	8.36
March 31, 2016	8.81	6.52
December 31, 2015	9.17	7.97
September 30, 2015	9.01	7.77
June 30, 2015	10.19	8.42
March 31, 2015	11.75	9.52
The per common share closing price on the NYSE (composite) was $11.30 on February 27, 2017.

Holders. As of February 27, 2017, we had approximately 3,032 common shareholders of record.

Dividends. Since our predecessor's formation in 1993, we have made quarterly distributions without interruption.

The common share dividends paid in each quarter for the last two years are as follows:

Quarters Ended	2016	2015
March 31,	$0.170	$0.170
June 30,	$0.170	$0.170
September 30,	$0.170	$0.170
December 31,	$0.175	$0.170

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
Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. In 2016, 2015 and 2014, we issued approximately 0.6 million, 2.3 million and 2.6 million common shares, respectively, under the plan, raising net proceeds of $4.1 million, $20.8 million and $25.8 million, respectively.
ATM Program. In January 2013, we implemented, and in November 2016, we updated, our ATM offering program, under which we may, from time to time, sell up to $125.0 million in common shares over the term of the program. As of the date of filing this Annual Report, we have issued 5,979,639 common shares under this ATM offering program at a weighted-average issue price of $10.83 per common share, generating proceeds of approximately $63.7 million after deducting approximately $1.0 million of commissions. We intend to use the net proceeds from the ATM offering program for general working capital, which may include unspecified acquisitions and to repay indebtedness. As of the date of filing this Annual Report, we had approximately $60.3 million available for issuance under the ATM offering program.

Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2016, with respect to our 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	406,241	$6.78	2,344,136
Equity compensation plans not approved by security holders	—	—	—
Total	406,241	$6.78	2,344,136

Lepercq Corporate Income Fund L.P.

General. There is no established public trading market for the OP units.

Holders. As of February 27, 2017, the Partnership had approximately 322 holders of record of OP units.

Distributions. Since its formation in 1986, the Partnership has made quarterly distributions without interruption.

The weighted-average distributions per OP unit paid in each quarter for the last two years are as follows:

Quarters Ended	2016	2015
March 31,	$0.20	$0.20
June 30,	$0.20	$0.21
September 30,	$0.20	$0.20
December 31,	$0.20	$0.22

Holders of OP units are able to participate in the dividend reinvestment component of the Trust's Direct Share Purchase Plan, where they can reinvest distributions on their OP units in Lexington's common shares.

Recent Sales of Unregistered Securities.

We issued an aggregate of approximately 1.9 million common shares upon conversion of the remaining $12.4 million principal amount of our 6.00% Convertible Notes at the then stated conversion rates during 2016.

Share Repurchase Program.

The following table summarizes common shares/OP units that were repurchased during the fourth quarter of 2016 pursuant to publicly announced repurchase plans(1):

Period	Total number of shares/units purchased	Average price paid per share/unit ($)	Total number of shares/units purchased as part of publicly announced plans or programs	Maximum number of shares/units that may yet be purchased under the plans or programs
October 1-31, 2016	—	—	—	6,599,088
November 1-30, 2016	—	—	—	6,599,088
December 1-31, 2016	—	—	—	6,599,088
Total	—	—	—	6,599,088
(1)    Share repurchase authorization announced on July 2, 2015, which has no expiration date.

Item 6. Selected Financial Data

The following sets forth our and the Partnership's selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2016. The selected consolidated financial data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and the related notes set forth in Item 8 “Financial Statements and Supplementary Data”, below. ($000's, except per share data)

	2016	2015	2014	2013	2012
Lexington Realty Trust:
Total gross revenues	$429,496	$430,839	$423,818	$361,055	$295,202
Expenses applicable to revenues	(213,403)	(222,853)	(218,510)	(212,658)	(183,672)
Interest and amortization expense	(88,032)	(89,739)	(97,303)	(85,892)	(84,250)
Income (loss) from continuing operations	96,450	113,209	47,842	(21,021)	184,173
Total discontinued operations	—	1,682	49,621	24,884	465
Net income	96,450	114,891	97,463	3,863	184,638
Net income attributable to Lexington Realty Trust shareholders	95,624	111,703	93,104	1,630	180,316
Net income (loss) attributable to common shareholders	89,109	105,100	86,324	(14,089)	156,811
Income (loss) from continuing operations per common share - basic	0.38	0.44	0.17	(0.18)	0.99
Income from discontinued operations - basic	—	0.01	0.21	0.11	—
Net income (loss) per common share - basic	0.38	0.45	0.38	(0.07)	0.99
Income (loss) from continuing operations per common share - diluted	0.37	0.44	0.17	(0.18)	0.94
Income (loss) from discontinued operations per common share - diluted	—	0.01	0.21	0.11	(0.01)
Net income (loss) per common share - diluted	0.37	0.45	0.38	(0.07)	0.93
Cash dividends declared per common share	0.69	0.68	0.675	0.615	0.55
Net cash provided by operating activities	235,273	244,930	214,672	206,304	163,810
Net cash used in investing activities	(10,187)	(388,271)	(43,068)	(597,583)	(134,103)
Net cash provided by (used in) financing activities	(231,698)	45,513	(57,788)	434,516	(59,394)
Ratio of earnings to combined fixed charges and preferred dividends(1)	1.80	2.00	1.37	N/A	N/A
Real estate assets, net, including real estate - intangible assets	3,028,326	3,397,922	3,287,250	3,425,420	3,165,085
Total assets(2)	3,441,467	3,808,403	3,758,483	3,753,983	3,407,180
Mortgages, notes payable, credit facility and term loans, including discontinued operations(2)	1,860,598	2,190,740	2,076,042	2,037,509	1,867,185
Shareholders' equity	1,392,777	1,440,029	1,485,766	1,515,738	1,306,730
Total equity	1,412,491	1,462,531	1,508,920	1,539,483	1,333,165
Preferred share liquidation preference	96,770	96,770	96,770	96,770	251,770

_________
(1)    N/A - Ratio is below 1.0, deficit of $28,929 and $20,065 existed at December 31, 2013 and 2012, respectively.
(2)    2015-2012 amounts restated to reflect the adoption of ASU 2015-03 on January 1, 2016.

	2016	2015	2014	2013	2012
LCIF:
Total gross revenues	$124,169	$128,001	$118,133	$74,871	$60,553
Expenses applicable to revenues	(48,678)	(47,697)	(42,387)	(35,589)	(33,076)
Interest and amortization expense	(27,313)	(29,269)	(28,267)	(13,111)	(14,054)
Income (loss) from continuing operations	(3,921)	42,315	40,738	9,177	12,164
Total discontinued operations	—	—	18,811	4,523	(1,422)
Net income (loss)	(3,921)	42,315	59,549	13,700	10,742
Income (loss) from continuing operations per unit	(0.05)	0.58	0.59	0.17	0.32
Income (loss) from discontinued operations per unit	—	—	0.28	0.09	(0.04)
Net income (loss) per unit	(0.05)	0.58	0.87	0.26	0.28
Cash distributions per weighted-average unit (rounded)	0.80	0.84	0.82	0.87	0.90
Net cash provided by operating activities	38,907	38,410	38,049	43,272	37,720
Net cash provided by (used in) investing activities	153,630	(179,408)	(7,806)	(285,645)	(56,530)
Net cash provided by (used in) financing activities	(159,636)	151,800	(35,079)	248,190	6,984
Ratio of earnings to fixed charges (1)	N/A	2.43	2.43	1.70	1.87
Real estate assets, net, including real estate - intangible assets	639,476	1,005,505	849,969	829,484	567,153
Loans receivable, net	—	—	15,448	19,220	56,208
Total assets(2)	728,604	1,130,926	942,883	909,413	674,956
Mortgages and notes payable, including discontinued operations(2)	169,212	431,599	323,155	334,153	203,923
Co-borrower debt	146,404	201,106	136,967	91,551	50,986
Partners' capital	387,623	461,657	432,041	448,067	216,544

_________
(1)    N/A - Ratio is below 1.0, deficit of $4,803 existed at December 31, 2016.
(2)    2015-2012 amounts restated to reflect the adoption of ASU 2015-03 on January 1, 2016.

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

Introduction

The following is a discussion and analysis of the consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the years ended December 31, 2016, 2015 and 2014, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying consolidated financial statements of the Company and the Partnership included herein and notes thereto.

Lexington Realty Trust

Overview
General. We are a Maryland REIT that owns a diversified portfolio of equity and debt investments in single-tenant commercial properties.
As of December 31, 2016, we had equity ownership interests in approximately 195 consolidated real estate properties, located in 40 states and encompassing approximately 43.3 million square feet, approximately 96.0% of which was leased, excluding properties subject to mortgages in default.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
In an effort to diversify our risk, we invest across the United States in properties leased to tenants in various industries. However, industry and regional declines, to the extent we have concentration, and general economic declines could negatively impact our results of operations and cash flows.
Portfolio Management. For leases in place at December 31, 2016, we generated approximately 36.8% of our 2016 base rental revenue from leases ten years or longer compared to approximately 42.5% of our 2015 base rental revenue for leases in place at December 31, 2015. The decrease relates primarily to the sale of the New York land investments. Our objective is to generate at least half of our rental revenue from leases ten years or longer, which we expect to achieve primarily through capital recycling of assets with shorter-term leases and acquiring new investments with leases longer than ten years.
At December 31, 2016, our base rental revenue from single-tenant leases scheduled to expire over the next five years was approximately 35.6% compared to approximately 31.4% at December 31, 2015. We believe we no longer have concentrated risk of lease rollover in any one year and we believe our cash flows are stable. Our weighted-average lease term was 8.6 years at December 31, 2016 compared to approximately 12.6 years or 9.1 years, adjusted to reflect the four New York, New York land investments, which were subject to 99-year leases, through their first purchase option date, at December 31, 2015 and sold in 2016. Certain of our long-term leases have tenant purchase options.
In recent years, demand for space in the suburban office market has not been as strong as demand for space in the industrial market. We believe this is due to a continuing trend of downsizing of corporate office employment and an increase in the demand for regionalized distribution facilities. In addition, industrial assets generally require less capital to maintain and re-lease than office assets. In recent years, we have focused on balancing our rental revenue between office and industrial properties. As of December 31, 2016, the ratio of base rental revenue from office assets to the base rental revenue from industrial assets was approximately 1.3:1, which is lower than the previous year. We expect that our office portfolio will be concentrated in fewer, but larger, markets over the next several years, which we expect to accomplish primarily through sales of office assets and growing our portfolio through disciplined investments. Our capital recycling strategy may have a near-term dilutive impact on earnings due to sales of revenue producing properties but we believe in the long-term this strategy will benefit shareholder value.

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
Investment Trends. Making investments in income producing single-tenant net-leased real estate assets is one of our primary focuses. The challenge we face is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. We believe we have access to acquisition opportunities due to our relationships with developers, brokers, corporate users and sellers. However, competition for income producing single-tenant net-leased real estate assets continues to be strong. When we acquire real estate assets, we look for commercial real estate assets subject to long-term net-leases which have one or more of the following characteristics (1) a credit-worthy tenant, (2) adaptability to a variety of users, including multi-tenant use, (3) an attractive geographic location, and (4) the potential for capital appreciation.
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
During 2016, we saw continued capitalization rate compression in the acquisition market for existing product. We believe that build-to-suit transactions continue to have stabilized yields above those in the existing product market. Build-to-suit transactions, as compared with immediate deliverable acquisitions, result in a delay in the receipt of cash flow and the recognition of funds from operations during the construction period, but provide us with modern buildings subject to long-term leases. We expect that as interest rates rise, capitalization rates will rise. However, with the amount of competition in the acquisition market, capitalization rates may not rise as quickly as interest rates.
We expect investment activity to be more focused on the industrial sector. While industrial assets tend to generate less current yield than build-to-suit office assets, we believe that industrial assets are less vulnerable to volatility. We expect that some of our industrial investments will be subject to leases shorter than we require for other asset types and, in our opinion, critical to the tenant and/or in markets that will allow for retenanting at attractive rates.
We generally mitigate our cost exposure for build-to-suit properties and forward commitments by requiring purchase agreements, development agreements and/or loan agreements to specify a maximum price and/or loan commitment amount prior to our investment. Cost overruns are generally the responsibility of the developer or, in some cases, the prospective tenant. To further mitigate risk, we believe we perform stringent underwriting procedures such as, among other items, (1) requiring payment and performance bonds and/or completion guarantees from developers and/or contractors; (2) engaging third-party construction consultants and/or engineers to monitor construction progress and quality; (3) only hiring developers with a proven history of performance; (4) requiring developers to provide financial statements and in some cases personal guarantees from principals; (5) obtaining and reviewing detailed plans and construction budgets; (6) requiring a long-term tenant lease to be executed prior to funding; and (7) securing liens on the property to the extent of construction funding.
We believe that the long-term leases with escalating rents we have been adding to our portfolio are strengthening our future cash flows by providing a hedge against rising interest rates, extending our weighted-average lease term, balancing our lease expiration schedule, reducing the average age of our portfolio and supporting our dividend growth objectives.

The following is a summary of our investment activity for the year ended December 31, 2016:

Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Approximate Lease Term (Years)	Date Acquired
Detroit, MI	Industrial	190	$29.7	20	1Q 2016
Wilsonville, OR	Industrial	508	43.1	16	3Q 2016
Romeoville, IL	Industrial	188	52.7	15	4Q 2016
Edwardsville, IL	Industrial	770	44.8	10	4Q 2016
		1,656	$170.3

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Initial Capitalized Cost(millions)	Lease Term (Years)	Date Acquired/Completed	Capitalized Cost Per Square Foot
Consolidated:
Anderson, SC	Industrial	1,327	$61.3	20	Q2 2016	$46.23
Lake Jackson, TX(1)	Office	389	78.5	20	Q4 2016	$201.66
		1,716	$139.8

Consolidated:
Houston, TX(2)	Other	274	$80.0	20	3Q 2016	$291.84

(1)	Three of four buildings were completed in Q4 2016.

(2)
We have a 25% interest in this joint venture. We are contractually committed to provide up to $56.7 million in construction financing to the joint venture, of which $46.4 million had been funded as of December 31, 2016.

Ongoing Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Expected Maximum Commitment/Estimated Completion Cost (millions)	Estimated Acquisition/ Completion Date	GAAP Investment Balance as of 12/31/16 (millions)	Approximate Lease Term (Years)
Lake Jackson, TX(1)	Office	275	$78.5	1Q 2017	$56.0	20
Charlotte, NC	Office	201	62.4	2Q 2017	40.4	15
Opelika, AL	Industrial	165	37.0	2Q 2017	10.2	25
		641	$177.9		$106.6
(1)    Total project is 664,000 square feet. 389,000 square feet were completed in Q4 2016.
In addition, we committed to acquire the following properties:

Location	Property Type	Square Feet (000's)	Maximum Acquisition Cost (millions)	Estimated Acquisition Date	Approximate Lease Term (Years)
Grand Prairie, TX	Industrial	215	$24.7	2Q 17	20
Warren, MI(1)	Industrial	260	47.0	3Q 17	15
		475	$71.7
(1)    We provided a $4.6 million letter of credit in 2016 to secure our obligation to purchase this property.

We can provide no assurance with respect to the completion, acquisition, cost or timing of these ongoing build-to-suit and forward purchase transactions.

The following is a summary of our investment activity for the year ended December 31, 2015:
Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Approximate Lease Term (Years)	Date Acquired
Auburn Hills, MI	Office	278	$40.0	14	1Q 2015
Houston, TX	Industrial	188	28.7	20	1Q 2015
Brookshire, TX	Industrial	262	22.4	20	1Q 2015
Canton, MS	Industrial	1,466	89.3	12	1Q 2015
Venice, FL	Other	31	16.9	40	1Q 2015
Richland, WA	Industrial	456	152.0	20	4Q 2015
		2,681	$349.3

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Initial Capitalized Cost(millions)	Lease Term (Years)	Date Acquired/Completed	Capitalized Cost Per Square Foot
Thomson, GA	Industrial	208	$10.1	15	Q2 2015	$48.77
Oak Creek, WI	Industrial	164	22.1	20	Q3 2015	$134.99
Richmond, VA(1)	Office	330	101.5	15	Q4 2015	$307.26
		702	$133.7
(1)    Initial basis does not include $8.1 million for estimated earnout lease payments for developer leased space.

Loan Investments. We invest in loan assets secured by single-tenant real estate assets, which (1) we feel comfortable owning for our investment should the borrower default for reasons other than an underlying tenant default or (2) are necessary for an efficient disposition of our equity interest in the property. The following is a summary of our outstanding loan investments at December 31, 2016:

	Loan carrying value(1) (millions)
Loan	12/31/2016	Interest Rate	Maturity Date
Kennewick, WA(2)	$85.7	9.00%	05/2022
Oklahoma City, OK(3)	8.5	11.50%	03/2016
	$94.2

(1)	Loan carrying value includes accrued interest and is net of origination costs, if any.

(2)	Loan provides for a current pay rate of 8.75%, an accrual rate of 9.0% and a balloon of $87.2 million at maturity. This loan was in covenant default as of December 31, 2016.

(3)	Loan is in monetary default as of December 31, 2016 and we are exercising our remedies.
In 2015, we foreclosed against the borrowers of a loan secured by a property in Westmont, Illinois. In addition to acquiring the office property collateral, we acquired $2.5 million of cash collateral and received $1.4 million in full settlement of our claim against the guarantor. This property was sold in 2016. Also in 2015, we foreclosed on a loan secured by an office property in Southfield, Michigan. In 2014, we recognized a $2.5 million loan loss, as the borrower had indicated that it would not satisfy the loan at maturity.
Leasing Trends. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. The primary risks associated with re-tenanting properties are (1) the period of time required to find a new tenant, (2) whether rental rates will be lower than under previous leases, (3) the significance of leasing costs such as commissions and tenant improvement allowances and (4) the payment of capital expenditures and operating costs such as real estate taxes, insurance and maintenance with no offsetting revenue.
Our property owner subsidiaries seek to mitigate these risks by (1) staying in close contact with our tenants during the lease term in order to assess the tenant's current and future occupancy needs, (2) maintaining relationships with local brokers to determine the depth of the rental market and (3) retaining local expertise to assist in the re-tenanting of a property. However, no assurance can be given that once a property becomes vacant it will subsequently be re-let. Generally, a tenant in a single-tenant office property commences lease extension discussions well in advance of lease expiration. If the lease has a year or less remaining until expiration, there is a high likelihood that the tenant will not extend the lease for the entire property or at all.

If a property cannot be re-let to a single user and the property can be adapted to multi-tenant use, we determine whether the costs of adapting the property to multi-tenant use outweigh the benefit of funding operating costs while searching for a single-tenant and whether selling a vacant property, which limits operating costs and allows us to redeploy capital, is in the best interest of our shareholders.
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
During 2016, we entered into 47 consolidated new leases and lease extensions encompassing approximately 4.7 million square feet. The average GAAP base rent on these extended leases was approximately $4.99 per square foot compared to the average GAAP base rent on these leases before extension of $4.86 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2016 was approximately $8.77 per square foot for new leases and $3.28 per square foot for extended leases. Due to the nature of the expected lease rollovers in coming years, renewal rents may be lower than expiring rents and aggregate tenant improvement allowances and leasing costs may decrease from their current levels in such years. The impact of any such lower renewal rent may be mitigated by our capital recycling strategy and our long-term leases with annual or periodic rent increases.
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
During 2016, 2015 and 2014, we conveyed in foreclosure or via a deed-in-lieu of foreclosure certain properties in which we had an interest as we deemed the non-recourse mortgages encumbering the properties were in excess of the value of the property collateral. Our property owner subsidiaries may convey properties to lenders or the property owner subsidiary may declare bankruptcy in the future if there is no or limited recourse to us and a property owner subsidiary is unable to refinance, re-let or sell its vacated property or if a tenant renews at a lower rent or a new tenant pays a lower rent that does not justify a value of the property in excess of the mortgage balance.
Impairment charges. During 2016, 2015 and 2014, we incurred impairment charges on our assets, excluding loan receivables, of $100.2 million, $36.8 million and $48.6 million, respectively, including amounts classified in discontinued operations, due primarily to the assets being sold below their carrying value and, in 2016, primarily due to the write-off of the deferred rent receivable for the sold New York, New York land investments and the rejection of the lease for the Rock Hill, South Carolina property. The real estate assets we sold that resulted in impairment changes were primarily non-core assets including land investments, retail properties and under performing and multi-tenant properties. In addition, in 2014, we recognized a loan loss of $2.5 million relating to a loan receivable secured by a soon-to-be vacant suburban office property. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
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

Basis of Presentation and Consolidation. Our consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect our accounts and the accounts of our consolidated subsidiaries. We consolidate our wholly-owned subsidiaries, partnerships and joint ventures which we control through (1) voting rights or similar rights or (2) by means other than voting rights if we are the primary beneficiary of a variable interest entity, which we refer to as a VIE. Entities which we do not control and entities which are VIEs in which we are not the primary beneficiary are generally accounted for by the equity method. Significant judgments and assumptions are made by us to determine whether an entity is a VIE such as those regarding an entity's equity at risk, the entity's equityholders' obligations to absorb anticipated losses and other factors. In addition, the determination of the primary beneficiary of a VIE requires judgment to determine the party that has (1) power over the significant activities of the VIE and (2) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.

Judgments and Estimates. Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare our consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on our management's best estimates and judgment. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment. The economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Our management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and entities that should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments, valuation of compensation plans and the useful lives of long-lived assets.
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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $235.3 million for 2016, $244.9 million for 2015 and $214.7 million for 2014. Cash flows from operations increased in 2016 and 2015 compared with 2014 primarily due to the impact of acquisitions, offset by dispositions and yield maintenance payments made on debt satisfactions. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $10.2 million in 2016, $388.3 million in 2015 and $43.1 million in 2014. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable and distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs and loans receivable and an increase in deferred leasing costs, deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $(231.7) million in 2016, $45.5 million in 2015 and $(57.8) million in 2014. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common shares, and non-recourse mortgage and corporate borrowings. Cash used in financing activities related primarily to dividend and distribution payments, repurchases of common shares, purchase of a noncontrolling interest, an increase in deferred financing costs, payment of developer liabilities and debt payments and repurchases.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we (1) believe conditions are favorable and (2) have a compelling use of proceeds. During 2016, 2015 and 2014, we raised net proceeds of approximately $12.2 million, $19.4 million and $23.6 million, respectively, through the issuance of common shares, including option exercises. Due to the market price of our common shares, we limited the issuance of our common shares during most of 2016, 2015 and 2014. During 2014, we raised net proceeds of approximately $249.7 million through the issuance of investment-grade rated 4.40% Senior Notes. We primarily used the proceeds to fund investments and retire indebtedness.

During 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Notes. The notes paid interest semi-annually in arrears and were scheduled to mature in January 2030. During 2016, 2015 and 2014, notes with a principal amount of an aggregate of $12.4 million, $3.8 million and $12.8 million, respectively, were converted/satisfied for 1.9 million, 0.5 million and 1.9 million common shares, respectively, and an aggregate cash payment by us of $0.7 million, $0.5 million and $0.2 million, respectively, plus accrued and unpaid interest. As of December 31, 2016, all such notes had been converted or satisfied.

During 2015, our Board of Trustees authorized a 10.0 million common share repurchase program. The share repurchase program does not expire. As of December 31, 2016, we had repurchased 3,400,912 common shares for an aggregate $27.3 million, which was at an average price of $8.04 per share. We have continued to, and in the future may, repurchase our common shares in the context of our overall capital plan, and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share. However, over 2016 our common share price began to rise and in December 2016, we began selling common shares under our ATM offering program. In 2016, we increased the amount available to issue under our ATM offering program, and we issued 976,109 common shares in 2016 at an average issue price of $10.75 per common share, generating proceeds of approximately $10.4 million after deducting approximately $0.1 million of commissions.

We expect to continue to access debt and equity markets and other markets in the future to implement our business strategy and to fund future growth. However, general economic uncertainty and the volatility in these markets can make accessing these markets challenging.

UPREIT Structure. Our UPREIT structure permits us to effect acquisitions by issuing OP units to a property owner as a form of consideration in exchange for the property. Substantially all outstanding OP units are redeemable by the holder at certain times on a one OP unit for approximately 1.13 common shares basis or, at our election, with respect to certain OP units, cash. Substantially all outstanding OP units require us to pay quarterly distributions to the holders of such OP units equal to the dividends paid to our common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their applicable partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. We are party to a funding agreement with our operating partnership under which we may be required to fund distributions made on account of OP units. No OP units have a liquidation preference. In recent years there has not been a great demand for OP units and, as a result, we expect the number of common shares that will be outstanding in the future should be expected to increase, and income attributable to noncontrolling interests should be expected to decrease, as such OP units are redeemed for our common shares.

As of December 31, 2016, there were 3.3 million OP units outstanding which were convertible into 3.8 million common shares assuming we satisfied redemptions entirely with common shares. In recent years, few sellers of real estate have been seeking OP units as a form of consideration.

Property Specific Debt. As of December 31, 2016, our consolidated property owner subsidiaries had related balloon payments of $62.7 million and $6.6 million maturing in 2017 and 2018, respectively. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($86.6 million at December 31, 2016), property sale proceeds or borrowing capacity on our primary credit facility ($395.4 million as of December 31, 2016, subject to covenant compliance).

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

In 2016, 2015 and 2014, we obtained, through our consolidated property owner subsidiaries, $254.7 million, $190.8 million and $27.8 million, respectively, in non-recourse mortgage loans with interest rates ranging from 2.2% to 5.2% and maturity dates ranging from 2019 to 2036. Our secured debt, including secured debt classified as held for sale, decreased to approximately $745.2 million at December 31, 2016 compared to $891.3 million at December 31, 2015. We now have fewer near-term debt maturities compared to recent years. We also expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate. We believe our financing strategy will also allow us to further lower our financing costs and improve our cash flow, financial flexibility and certain credit metrics.

Corporate Borrowings. The following Senior Notes were outstanding as of December 31, 2016:

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
We have a $905.0 million unsecured credit agreement with KeyBank National Association as agent. With lender approval, we can increase the size of the facility to an aggregate $1.8 billion. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$400.0 Million Revolving Credit Facility(1)	08/2019	LIBOR + 1.00%
$250.0 Million Term Loan(2)	08/2020	LIBOR + 1.10%
$255.0 Million Term Loan(3)	01/2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At December 31, 2016, the unsecured revolving credit facility had no amounts outstanding, $4.6 million of letters of credit and availability of $395.4 million subject to covenant compliance.

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

As of December 31, 2016, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2016 and 2015, there were $129.1 million of these securities outstanding.

While certain property specific mortgages with favorable terms have become harder to obtain on certain properties, credit tenant lease financings and corporate level borrowings have generally been available and we expect this to continue to be the case in the near future.

Co-investment Programs and Joint Ventures. We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate companies is a good way to access private capital while mitigating our risk in certain assets and increasing our return on equity to the extent we earn management or other fees. However, investments in co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital. If we continue to grow, we expect to enter into co-investment programs and joint ventures primarily with respect to assets that we ordinarily would not have invested in, such as non-core assets. We believe this mitigates our exposure to the risks inherent in non-core assets. In 2014, we entered into a joint venture to construct a private school in Houston, Texas, which was completed in 2016 and is net leased for a 20-year term upon completion.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2016, we disposed of our interests in certain consolidated properties for a gross price of $641.4 million. These proceeds were used to retire indebtedness encumbering properties in which we have an interest and make investments. In addition, in 2016 we disposed of our interest in properties via foreclosure in full satisfaction of an aggregate $21.6 million of related non-recourse mortgages.

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

As of December 31, 2016, we had approximately $1.9 billion of indebtedness, consisting of mortgages and notes payable outstanding, term loans, 4.40% and 4.25% Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 4.1%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.
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

We paid approximately $165.9 million in cash dividends to our common and preferred shareholders in 2016. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

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
Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, we have interests in multi-tenant properties in our consolidated portfolio. While tenants are generally responsible for increases over base year expenses, our property owner subsidiaries are generally responsible for the base-year expenses and capital expenditures, and are responsible for all expenses related to vacant space, at these properties.

Vacant Properties. To the extent there is a vacancy in a property, our property owner subsidiary would be obligated for all operating expenses, including capital expenditures, real estate taxes and insurance. When a property is vacant, our property owner subsidiary may incur substantial capital expenditure and releasing costs to re-tenant the property.

Property Expansions. Under certain leases, tenants have the right to expand the facility located on a property in which we have an interest. In the past, our property owner subsidiary has generally funded, and in the future our property owner subsidiary may fund, these property expansions with either additional secured borrowings, the repayment of which was, and will be, funded out of rental increases under the leases covering the expanded properties, or capital contributions from us.

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

Results of Operations

Year ended December 31, 2016 compared with December 31, 2015. The decrease in total gross revenues in 2016 of $1.3 million was primarily attributable to a decrease in rental revenue of $1.4 million. The decrease in rental revenue was primarily due to a reduction of $37.5 million of rental revenue due to property sales and a reduction of $9.2 million due to changes in occupancy at certain properties, partially offset by 2016 and 2015 revenue from property acquisitions and expansions of $32.2 million and $13.1 million in revenue recognized from lease terminations.

Depreciation and amortization increased by $2.9 million primarily due to the acquisition of real estate properties in 2016 and 2015.

The decrease in property operating expense of $12.3 million was primarily due to the sale of properties, particularly multi-tenant properties, where we had operating expense obligations.

The increase in general and administrative expense of $1.8 million was primarily due to an increase in personnel costs.

Non-operating income increased by $1.6 million primarily due to the loan made to fund the construction of the build-to-suit project in Houston, Texas.

The decrease in interest and amortization expense of $1.7 million was primarily due to a reduction in outstanding indebtedness.

The decrease in debt satisfaction gains, net, of $26.1 million was primarily due to the timing of debt retirements, including foreclosures.

The increase in impairment charges of $63.4 million related primarily to the impairment recognized on the sale of three land investments in New York, New York due to the write-off of the deferred rent receivable.

The increase in gains on sales of properties of $58.2 million related primarily to the timing of sales of our properties.

The increase in the provision for income taxes of $0.9 million related primarily to state income taxes.

The increase in equity in earnings of non-consolidated entities of $5.8 million was primarily due to a $5.4 million gain recognized on the sale of our investment in an office property in Russellville, Arkansas.
Discontinued operations represent properties sold during 2015 which were held for sale as of December 31, 2014. We had no discontinued operations in 2016.
The decrease in net income attributable to noncontrolling interests of $2.4 million was primarily due to the limited partners' share of the impairment charges recognized by LCIF in 2016.

The decrease in net income attributable to common shareholders of $16.0 million was primarily due to the items discussed above.

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

The increase in equity in earnings of non-consolidated entities of $1.1 million was primarily due to a $0.5 million gain recognized on the sale of properties by a non-consolidated joint venture investment.

Discontinued operations represent properties sold during 2014 or held for sale as of December 31, 2014. The decrease in net income from discontinued operations of $47.9 million was primarily due to the adoption of ASU 2014-08, which was effective January 1, 2016. Following adoption of ASU 2014-08, we no longer include property sales in discontinued operations after December 31, 2014, except for properties held for sale as of December 31, 2014 or sold properties that represent a strategic shift in operations.
The decrease in net income attributable to noncontrolling interests of $1.2 million was primarily due to a decrease in earnings of consolidated, non-wholly owned entities.

The increase in net income attributable to common shareholders of $18.8 million was primarily due to the items discussed above.

The increase in net income or decrease in net loss in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to fixed rent adjustments and index adjustments (such as the consumer price index), reduced interest expense on amortizing mortgages and variable rate indebtedness and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in this Annual Report.

Same-Store Results

Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for three comparable reporting periods, excluding properties encumbered by mortgage loans in default and the revenue associated with the expansion of properties, as applicable. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), tenant reimbursements and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties and certain other properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of the Company's operating performance. However, same-store NOI should not be viewed as an alternative measure of the Company's financial performance since it does not reflect the operations of the Company's entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact the Company's results of operations. Lexington believes that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the years ended December 31, 2016, 2015 and 2014 ($000):

	2016	2015	2014
Total cash base rent	$261,721	$266,309	$265,814
Tenant reimbursements	24,623	25,077	25,306
Property operating expenses	(38,232)	(41,782)	(42,707)
Same-store NOI	$248,112	$249,604	$248,413
Our reported same-store NOI decreased from 2015 to 2016 by 0.6% and increased by 0.5% from 2014 to 2015. The primary reason for the decrease in same-store NOI between 2016 and 2015 periods primarily related to vacancy. The increase in same-store NOI between 2015 and 2014 was primarily due to an increase in cash base rent and a reduction in property operating expenses. As of December 31, 2016, 2015 and 2014, our historical same-store square footage leased was 95.8%, 98.1% and 98.2%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Twelve Months ended December 31,
	2016	2015	2014
Net income	$96,450	$114,891	$97,463

Interest and amortization expense	88,032	89,792	100,400
Provision for income taxes	1,439	572	1,168
Depreciation and amortization	166,048	163,198	163,469
General and administrative	31,104	29,277	28,285
Transaction costs	836	2,404	1,901
Non-operating income	(13,043)	(11,429)	(16,839)
Gains on sales of properties	(81,510)	(24,884)	(57,507)
Gains on sales of financial assets	—	—	(855)
Impairment charges and loan losses	100,236	36,832	51,100
Debt satisfaction (gains) charges, net	975	(25,150)	9,764
Equity in earnings of non-consolidated entities	(7,590)	(1,752)	(626)
Lease termination income	(17,363)	(4,241)	(2,072)
Straight-line adjustments	(37,748)	(47,702)	(47,227)
Lease incentives	1,673	1,544	1,490
Amortization of above/below market leases	2,057	261	1,136

NOI	331,596	323,613	331,050

Less NOI:
Disposed of properties	(21,793)	(42,208)	(71,755)
Acquired properties	(57,970)	(28,326)	(8,856)
Expansion revenue	(1,530)	(1,317)	—
Properties in default	(2,191)	(2,158)	(2,026)

Same-Store NOI	$248,112	$249,604	$248,413
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

We present FFO available to common shareholders and unitholders - basic and also present FFO available to all equityholders and unitholders - diluted on a company-wide basis as if all securities that are convertible, at the holder's option, into our common shares, are converted at the beginning of the period. We also present Adjusted Company FFO available to all equityholders and unitholders - diluted, which adjusts FFO available to all equityholders and unitholders - diluted for certain items which we believe are not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate these measures in a similar fashion, these measures may not be comparable to similarly titled measures as reported by others. These measures should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for each of the years in the three year period ended December 31, 2016 (unaudited and dollars in thousands, except share and per share amounts):

	2016	2015	2014
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$89,109	$105,100	$86,324
Adjustments:
Depreciation and amortization	159,363	157,644	157,537
Impairment charges - real estate, including non-consolidated entities	100,236	36,832	49,529
Noncontrolling interests - OP units	(159)	1,999	2,990
Amortization of leasing commissions	6,684	5,554	5,932
Joint venture and noncontrolling interest adjustment	1,111	1,788	2,068
Gains on sales of properties, including non-consolidated entities	(87,520)	(25,371)	(58,426)
Taxes on sales of properties	52	—	—
FFO available to common shareholders and unitholders - basic	268,876	283,546	245,954
Preferred dividends	6,290	6,290	6,290
Interest and amortization on 6.00% Convertible Guaranteed Notes	532	1,048	2,090
Amount allocated to participating securities	225	313	490
FFO available to all equityholders and unitholders - diluted	275,923	291,197	254,824
Debt satisfaction (gains) charges, net, including non-consolidated entities	975	(25,086)	9,764
Impairment loss - loan receivable	—	—	2,500
Transaction costs / Other	837	1,864	1,882
Adjusted Company FFO available to all equityholders and unitholders - diluted	$277,735	$267,975	$268,970

Per Common Share and Unit Amounts
Basic:
FFO	$1.13	$1.19	$1.06

Diluted:
FFO	$1.13	$1.19	$1.05
Adjusted Company FFO	$1.14	$1.10	$1.11

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	233,633,058	233,455,056	228,966,253
Operating partnership units(1)	3,815,621	3,848,434	3,872,027
Weighted-average common shares outstanding - basic FFO	237,448,679	237,303,490	232,838,280

Diluted:
Weighted-average common shares outstanding - diluted EPS	237,679,031	233,751,775	229,436,708
Unvested share-based payment awards	549,049	3,326	120,973
6.00% Convertible Guaranteed Notes	1,077,626	2,041,629	3,826,739
Operating partnership units(1)	—	3,848,434	3,872,027
Preferred shares - Series C	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	244,016,276	244,355,734	241,967,017

(1) Includes OP units other than OP units held by us.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2016 ($000's):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Mortgages and notes payable(1)	$92,731	$36,713	$110,448	$55,147	$40,465	$409,669	$745,173
Term loans payable	—	—	—	250,000	255,000	—	505,000
Senior notes payable	—	—	—	—	—	500,000	500,000
Trust preferred securities	—	—	—	—	—	129,120	129,120
Interest payable - fixed rate(2)	68,750	57,368	47,058	42,277	39,875	158,219	413,547
Operating lease obligations(3)	6,480	6,356	5,852	5,845	5,526	35,883	65,942
	$167,961	$100,437	$163,358	$353,269	$340,866	$1,232,891	$2,358,782

1.	Includes balloon payments.

2.	Includes variable-rate debt subject to interest rate swap agreements through swap expiration date.

3.
Includes ground lease payments and office rents. Amounts disclosed do not include rents that adjust to fair market value. In addition, certain ground lease payments due under bond leases allow for a right of offset between the lease obligation and the debt service and accordingly are not included.

In addition, from time to time we may guarantee certain tenant improvement allowances and lease commissions on behalf of certain property owner subsidiaries when required by the related tenant or lender. However, we do not believe these guarantees are material to us as the obligations under and risks associated with such guarantees are priced into the rent under the lease or the value of the property.

Lepercq Corporate Income Fund L.P.

Overview

General. The Partnership was formed as a limited partnership on March 14, 1986 under the laws of the state of Delaware to invest in existing real estate properties net-leased to corporations or other entities.

The Partnership's purpose includes the conduct of any business that may be conducted lawfully by a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act, except that the Partnership's partnership agreement requires business to be conducted in such a manner that will permit the Company to continue to be classified as a REIT under Sections 856 through 860 of the Code, unless the Company ceases to qualify as a REIT for reasons other than the conduct of the Partnership's business.

The Partnership's business is substantially the same as the business of the Company and includes investment in single-tenant assets; except that the Partnership is dependent on the Company for management of its operations and future investments. The Partnership does not have any employees, executive officers or board of directors. The Company also invests in assets and conducts its business directly and through other subsidiaries. The Company allocates investments to itself and its other subsidiaries or to the Partnership as it deems appropriate and in accordance with certain obligations under the Partnership's partnership agreement with respect to allocations of non-recourse liabilities.

The Company, through Lex GP and Lex LP, holds, as of December 31, 2016, 96.0% of the Partnership's outstanding OP units. The Partnership's remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Company, and certain non-affiliated investors. As the sole equity owner of the Partnership's general partner, the Company has the ability to control all of the day-to-day operations, subject to the terms of the Partnership's partnership agreement.

 The Partnership's revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to the Partnerships ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates. However, the Partnership's main objectives are to meet its distribution obligations and its obligations to allocate non-recourse liabilities to its partners and to operate in a manner as to permit the Company at all times to be classified as a REIT as required by the the Partnership's partnership agreement.

Critical Accounting Policies. The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and related disclosures of contingent assets and liabilities. A summary of the Partnership's significant accounting policies, as applicable, which are important to the portrayal of the Partnership's financial condition and results of operations, is set forth in note 2 to the Consolidated Financial Statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

The following is a summary of critical accounting policies, which require some of the most difficult, subjective and complex judgments.

Basis of Presentation and Consolidation. The consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the Partnership's accounts and the accounts of its consolidated subsidiaries. The Partnership consolidates its wholly-owned subsidiaries, partnerships and joint ventures, if any, which its controls through (1) voting rights or similar rights or (2) by means other than voting rights if it is the primary beneficiary of a variable interest entity, which the Partnership refers to as a VIE. Entities which the Partnership does not control and entities which are VIEs in which the Partnership is not the primary beneficiary are generally accounted for by the equity method. Significant judgments and assumptions are made by Lex GP, as the Partnership's general partner, to determine whether an entity is a VIE, such as those regarding an entity's equity at risk, the entity's equityholders' obligations to absorb anticipated losses and other factors. In addition, the determination of the primary beneficiary of a VIE requires judgment to determine the party that has (1) power over the significant activities of the VIE and (2) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.

Judgments and Estimates. The Partnership's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare the consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on the Partnership's management's best estimates and judgment. The Partnership's management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment. The economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. The Partnership's management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and entities that should be consolidated, the determination of impairment of long-lived assets and loans receivable and the valuation and the useful lives of long-lived assets.

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

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on the Partnership's management's determination of relative fair values of these assets. Factors considered by the Partnership's management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Partnership's management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. The Partnership's management also estimates costs to execute similar leases including leasing commissions.

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

Revenue Recognition. The Partnership recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Partnership's management determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Determining if a tenant allowance is a lease incentive requires significant judgment. The Partnership recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease; otherwise the lease termination payment is amortized on a straight-line basis over the remaining obligation period. All above-market lease assets, below-market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

Gains on sales of real estate are recognized based on the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Partnership sells a property and retains a partial ownership interest in the property, the Partnership recognizes gain to the extent of the third-party ownership interest.

 Impairment of Real Estate. The Partnership's management evaluates the carrying value of all tangible and intangible real estate assets for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Loans Receivable. The Partnership's management evaluates the collectability of both interest and principal of any loans receivable and, if circumstances warrant, to determine whether the loan is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the holder will be unable to collect all amounts due according to the existing contractual terms. Significant judgments are required in determining whether impairment has occurred. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate, the loan's observable current market price or the fair value of the underlying collateral. Interest on impaired loans is recognized on a cash basis.

Acquisition, Development and Construction Arrangements. The Partnership's management evaluates loans receivable where it participates in residual profits through loan provisions or other contracts to ascertain whether it has the same risks and rewards as an owner or a joint venture partner. Where management concludes that such arrangements are more appropriately treated as an investment in real estate, such loan receivable is reflected as an equity investment in real estate under construction in the Consolidated Balance Sheets. In these cases, no interest income is recorded on the loan receivable and capitalized interest is recorded during the construction period. In arrangements where the Partnership engages a developer to construct a property or provide funds to a tenant to develop a property, the funds provided to the developer/tenant and internal costs of interest and real estate taxes, if applicable, are capitalized during the construction period.

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

Liquidity

General. The Partnership's principal sources of liquidity have been (1) undistributed cash flows generated from its investments, (2) the public and private equity and debt markets, including issuances of OP units to the Company, (3) property specific debt, (4) corporate level borrowings in conjunction with the Company, (5) commitments from co-investment partners and (6) proceeds from the sales of investments.

Cash Flows. The Partnership's management believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all distribution payments in accordance with its partnership agreement requirements in both the short-term and long-term. However, without a capital event, which would most likely involve the Company, the Partnership does not have the ability to fund balloon payments on maturing mortgages or acquire new investments.

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $38.9 million, $38.4 million and $38.0 million for 2016, 2015 and 2014, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which it has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership's cash management program. Cash flows from operations are also impacted by the level of acquisition volume and sales of properties.

Net cash provided by (used in) investing activities totaled $153.6 million, $(179.4) million and $(7.8) million in 2016, 2015 and 2014, respectively. Cash used in investing activities related primarily to investments in real estate properties and co-investment programs, and an increase in deferred leasing costs, deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings and changes in escrow deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $(159.6) million, $151.8 million and $(35.1) million in 2016, 2015 and 2014, respectively. Cash provided by financing activities was primarily attributable to net proceeds from non-recourse mortgages and related party advances, net. Cash used by financing activities was primarily attributable to distribution payments, redemption of OP units, debt payments and an increase in deferred financing costs.

OP units. Substantially all outstanding OP units (other than OP units held by the Company) are redeemable by the holder of the OP unit at certain times for approximately 1.13 common shares of Lexington per one OP unit or, at Lex GP’s election, with respect to certain OP units, cash. Substantially all outstanding OP units require the operating partnership to pay quarterly distributions to the holders of such OP units equal to the dividends paid to the Company's common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their respective partnership agreement. To the extent that the Company's dividend per share is less than a stated distribution per OP unit per the applicable partnership agreement, the stated distributions per OP unit are reduced by the percentage reduction in the Company's dividend. The Partnership and the Company are parties to a funding agreement under which each party may be required to fund distributions made on account of OP units or dividends made on account of the Company's common shares. No OP units have a liquidation preference.

As of 2016, the Partnership had a total of approximately 3.3 million aggregate OP units outstanding other than OP units held by the Company.

In recent years, few sellers of real estate have been seeking OP units as a form of consideration. Therefore, the number of OP units not owned, directly or indirectly, by the Company that will be outstanding in the future may decrease as such OP units are redeemed for the Company's common shares.

Property Specific Debt. As of December 31, 2016, the Partnership had $170.0 million of consolidated property specific debt outstanding. As of December 31, 2016, the Partnership had no property specific debt with related balloon payments maturing in 2017 and 2018. If a mortgage is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party.

In the event that the estimated property value is less than the mortgage balance, as the mortgages encumbering the properties in which the Partnership has an interest are generally non-recourse to LCIF and the property owner subsidiaries, a property owner subsidiary may, if appropriate, satisfy a mortgage obligation by transferring the title of the property to the lender or permitting a lender to foreclose. There are significant risks associated with conveying properties to lenders through foreclosure which are described in "Risk Factors" included elsewhere or incorporated by reference in this Annual Report.

Corporate Borrowings. The Partnership, together with the Company, is a borrower under the Company's corporate borrowing facilities. Outstanding indebtedness is recorded on the books of the applicable borrower requesting and receiving the proceeds of such indebtedness. However, the Partnership does not have the independent ability without the Company to obtain funds from such borrowing facilities.

Acquisitions. During 2016 and 2015, the Partnership purchased one industrial property in each year for a cost of $52.7 million and $152.0 million, respectively. In 2014, the Partnership purchased two properties for an aggregate cost of $49.5 million.

Co-investment Programs and Joint Ventures. Due to the Company's REIT status, the Partnership is prohibited from earning management fees because the Partnership is not a taxable REIT subsidiary. As a result, the Company's investments in co-investment programs and joint ventures are generally outside of the Partnership.

Capital Recycling. Part of the Partnership's strategy to effectively manage its balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2016, the Partnership sold certain properties for a gross sales price of $501.8 million ($375.7 million of which was from the New York, New York land sales). The Partnership did not sell any properties in 2015. During 2014, the Partnership disposed of its interests in certain properties for a gross disposition price of $52.6 million. The net proceeds received from the dispositions were primarily used to retire indebtedness and make new investments.

 Liquidity Needs. The Partnership's principal liquidity needs are the contractual obligations set forth below under “–Contractual Obligations” and the payment of distributions to the holders of OP units, each as applicable.

If the Partnership is unable to satisfy its liquidity needs with cash flow from operations, the Partnership intends to use borrowings, including from the Company, and, with respect to distributions to the holders of OP units, the funding agreement described above. If such borrowings are unavailable, the Partnership or one of its subsidiaries may default on its obligations or lose its assets in foreclosure or through bankruptcy proceedings.

Capital Resources

General. Due to the net-lease structure of a majority of its investments, the Partnership historically has not incurred significant expenditures in the ordinary course of business to maintain the properties in which it has an interest. As leases expire, the Partnership expects its property owner subsidiaries to incur costs in extending the existing tenant leases, re-tenanting the properties with a single-tenant, or converting the property to multi-tenant use. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.

Single-Tenant Properties. The Partnership does not anticipate significant capital expenditures at the single-tenant properties in which it has an interest since these properties are generally subject to net or similar leases where the tenants at these properties bear all or substantially all of the cost of property operations, maintenance and repairs. However, at certain properties subject to net-leases, the Partnership is responsible for replacement and/or repair of certain capital items, which may or may not be reimbursed. In addition, at certain single-tenant properties that are not subject to a net-lease, the Partnership has a level of property operating expense responsibility, which may or may not be reimbursed.

Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, the Partnership may have interests in multi-tenant properties. While tenants are generally responsible for increases over base year expenses, the landlord would be generally responsible for the base-year expenses and capital expenditures, and are responsible for all expenses related to vacant space, at these properties.

Vacant Properties. To the extent there is a vacancy in a property, the Partnership would be obligated for all operating expenses, including capital expenditures, real estate taxes and insurance. When a property is vacant, the Partnership may incur substantial capital expenditure and re-leasing costs to re-tenant the property.

Property Expansions. Under certain leases, tenants have the right to expand the facility located on a property in which the Partnership has an interest. In the past, these expansions have generally been funded, and in the future the Partnership expects these expansions to generally be funded, with either additional secured borrowings, the repayment of which was, and will be, funded out of rental increases under the leases covering the expanded properties, borrowings under the Company's unsecured revolving credit facility or capital contributions from the Company.

Ground Leases. The tenants of properties in which the Partnership has an interest generally pay the rental obligations on ground leases either directly to the fee holder or to the landlord as increased rent. However, the Partnership is responsible for these payments under certain leases without reimbursement and at vacant properties.

Environmental Matters. Based upon management's ongoing review of the properties in which the Partnership has an interest, management is not aware of any environmental condition with respect to any of these properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (1) the discovery of environmental conditions, which were previously unknown, (2) changes in law, (3) the conduct of tenants or (4) activities relating to properties in the vicinity of the properties in which the Partnership has an interest, will not expose the Partnership to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of properties in which the Partnership has an interest.

Results of Operations
Year ended December 31, 2016 compared with the year ended December 31, 2015. The decrease in total gross revenues in 2016 of $3.8 million was primarily attributable to a decrease in rental revenue of $2.4 million and a decrease in tenant reimbursements of $1.4 million. The decrease in rental revenue was primarily due to a reduction of $23.3 million of rental revenue due to the sales of properties and a change in occupancy at certain properties, offset in part by new property acquisition and expansion revenue and lease termination revenue of $20.5 million. The decrease in tenant reimbursements was due to the sales of properties and a decrease in reimbursable property operating costs.
Depreciation and amortization increased by $3.6 million primarily due to the acquisition of the Richland, Washington property, offset in part by the impact of property sales.
The decrease in property operating expense of $2.6 million was primarily due to the sale of properties in 2016, including multi-tenanted properties, with operating expense responsibilities.
The increase in general and administrative expense of $1.0 million was primarily due to a greater allocation of costs from Lexington, which allocation is based on gross rental revenue.
The decrease in interest and amortization expense of $2.0 million was primarily due to the reduction in mortgage debt assumed by the buyers in connection with the sale of the New York, New York land investments in 2016 and an increase in capitalized interest, partially offset by interest and amortization expense on the Richland, Washington loan, which was obtained in 2015.
The increase in debt satisfaction charges, net, of $7.4 million related primarily to the satisfaction of non-recourse mortgage loans in connection with the sales of the properties.
The impairment charges in 2016 of $72.1 million primarily related to an impairment charge recognized upon the sale of three New York, New York land investments and impairment charges in 2015 of $0.8 million related to an impairment on a parcel of land in Clive, Iowa.
The gains on sales of properties in 2016 of $36.4 million related primarily to the timing of sales of properties.

The decrease in net income of $46.2 million was primarily due to the items discussed above.
Year ended December 31, 2015 compared with the year ended December 31, 2014. The increase in total gross revenues in 2015 of $9.9 million is primarily attributable to an increase in rental revenue of $8.4 million and an increase in tenant reimbursements of $1.5 million. The increase in rental revenue was primarily due to new property acquisition/expansion revenue of $7.4 million. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization increased by $3.0 million primarily due to property acquisitions.
The increase in property operating expense of $2.3 million was primarily due to an increase in vacancy at certain properties and new leases and lease renewals, where the Partnership was responsible for operating expenses.
The increase in general and administrative expense of $0.9 million was primarily due to an increase in allocable costs from Lexington, which allocation is based on gross rental revenue, offset by a reduction in professional fees.
Non-operating income decreased by $2.4 million primarily due to borrower defaults on loans receivable, coupled with the sale of a property in 2014 subject to a capital lease.
The increase in interest and amortization expense of $1.0 million was primarily due to the financing of a New York City land parcel acquired in 2014 and an increase in the allocation of interest from Lexington, offset in part by a reduction in interest expense related to mortgages satisfied in 2015 and 2014.
The gain on sale of financial asset of $0.8 million in 2014 was due to the gain recognized on the sale of an office property classified as a capital lease.
The loan loss in 2014 relates to a $2.5 million loan loss recognized on a loan receivable collateralized by an office property in Southfield, Michigan. In 2015, the Partnership foreclosed on and acquired the office property.
The impairment loss in 2015 of $0.8 million related to an impairment on a parcel of land in Clive, Iowa.

Discontinued operations represent properties sold during 2014 as the Partnership did not sell any properties in 2015. The decrease in total income from discontinued operations of $18.8 million is primarily due to the adoption of ASU 2014-08, which was effective January 1, 2015. Due to the adoption of ASU 2014-08, the Partnership no longer includes property sales in discontinued operations after December 31, 2014, except for properties sold that represent a strategic shift in operations.
The decrease in net income of $17.2 million was primarily due to the items discussed above.

The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions and favorable leasing activity, the sources of growth in net income are limited to fixed rent adjustments and index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and debt refinancings and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items, including, without limitation, increased interest rates, decreased occupancy rates, tenant monetary defaults, delayed acquisitions and the other risks described in this Annual Report.
Off-Balance Sheet Arrangements
The Partnership is co-borrower or guarantor of corporate borrowing facilities and debt securities of the Company. In addition, the Partnership, from time to time, guarantees certain tenant improvement allowances and lease commissions on behalf of subsidiaries when required by the related tenant or lender. However, the Partnership does not believe these guarantees are material to the Partnership, as the obligations under and risks associated with such guarantees are priced into the rent under the lease or the value of the property.

Contractual Obligations

The following summarizes the Partnership's principal contractual obligations as of December 31, 2016 ($000's):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Mortgages and notes payable(1)	$1,054	$1,124	$32,548	$18,590	$8,579	$108,063	$169,958
Mortgages and notes interest payable	8,066	7,996	6,835	5,041	4,432	16,969	49,339
Operating lease obligations(2)	260	260	260	260	260	2,510	3,810
Co-borrower debt(3)	—	—	—	72,477	73,927	—	146,404
	$9,380	$9,380	$39,643	$96,368	$87,198	$127,542	$369,511

(1)	Includes balloon payments.

(2)	Includes ground lease payments. Amounts disclosed do not include rents that adjust to fair market value.

(3)	The Partnership is a co-borrower with Lexington under a revolving credit facility and term loans. The Partnership is allocated a portion of this debt in accordance with its partnership agreement.

Item 7A. Quantitative and Qualitative Disclosure about Market-Risk

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. We had no consolidated variable-rate indebtedness outstanding at December 31, 2016. As of December 31, 2015, we had $177.0 million consolidated variable-rate indebtedness not subject to an outstanding interest rate swap agreement, which represented 8.0% of total long term indebtedness. During 2016 and 2015, our variable-rate indebtedness had weighted-average interest rates of 1.4% and 1.5%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2016 and 2015 would have been increased by approximately $1.0 million and $0.9 million, respectively. As of December 31, 2016 and 2015, our consolidated fixed-rate debt was approximately $1.9 billion and $2.0 billion, respectively, which represented 100.0% and 92.0%, respectively, of total long-term indebtedness in each year.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2016 and is indicative of the interest rate environment as of December 31, 2016, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.8 billion as of December 31, 2016.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We generally enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2016, we have ten interest rate swap agreements in our consolidated portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Trustees and Shareholders
Lexington Realty Trust:
We have audited the accompanying consolidated balance sheets of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexington Realty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
New York, New York
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:
We have audited Lexington Realty Trust’s (the “Company’s”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over written policies and procedures regarding the Company's critical accounting policies and significant or unusual transactions, over the identification, authorization, analysis and communication to those charged with governance of critical accounting policies and significant or unusual transactions and the accounting for lease terminations has been identified and included in management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lexington Realty Trust and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three‑year period ended December 31, 2016, and the financial statement schedule III. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated February 28, 2017, which expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

(signed) KPMG LLP

New York, New York
February 28, 2017

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2016	2015
Assets:
Real estate, at cost	$3,533,172	$3,789,711
Real estate - intangible assets	597,294	692,778
Investments in real estate under construction	106,652	95,402
	4,237,118	4,577,891
Less: accumulated depreciation and amortization	1,208,792	1,179,969
Real estate, net	3,028,326	3,397,922
Assets held for sale	23,808	24,425
Cash and cash equivalents	86,637	93,249
Restricted cash	31,142	10,637
Investment in and advances to non-consolidated entities	67,125	31,054
Deferred expenses (net of accumulated amortization of $31,095 in 2016 and $27,180 in 2015)	33,360	42,000
Loans receivable, net	94,210	95,871
Rent receivable - current	7,516	7,193
Rent receivable – deferred	31,455	87,547
Other assets	37,888	18,505
Total assets	$3,441,467	$3,808,403

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$738,047	$872,643
Revolving credit facility borrowings	—	177,000
Term loans payable, net	501,093	500,076
Senior notes payable, net	494,362	493,526
Convertible notes payable, net	—	12,126
Trust preferred securities, net	127,096	126,996
Dividends payable	47,264	45,440
Liabilities held for sale	191	8,405
Accounts payable and other liabilities	59,601	41,479
Accrued interest payable	6,704	8,851
Deferred revenue - including below market leases (net of accumulated accretion of $31,309 in 2016 and $30,548 in 2015)	39,895	42,524
Prepaid rent	14,723	16,806
Total liabilities	2,028,976	2,345,872

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 238,037,177 and 234,575,225 shares issued and outstanding in 2016 and 2015, respectively	24	23
Additional paid-in-capital	2,800,736	2,776,837
Accumulated distributions in excess of net income	(1,500,966)	(1,428,908)
Accumulated other comprehensive loss	(1,033)	(1,939)
Total shareholders’ equity	1,392,777	1,440,029
Noncontrolling interests	19,714	22,502
Total equity	1,412,491	1,462,531
Total liabilities and equity	$3,441,467	$3,808,403

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2016	2015	2014
Gross revenues:
Rental	$398,065	$399,485	$392,480
Tenant reimbursements	31,431	31,354	31,338
Total gross revenues	429,496	430,839	423,818
Expense applicable to revenues:
Depreciation and amortization	(166,048)	(163,198)	(154,837)
Property operating	(47,355)	(59,655)	(63,673)
General and administrative	(31,104)	(29,276)	(28,255)
Non-operating income	13,043	11,429	14,505
Interest and amortization expense	(88,032)	(89,739)	(97,303)
Gains on sales of financial assets, net	—	—	855
Debt satisfaction gains (charges), net	(975)	25,150	(9,452)
Impairment charges and loan losses	(100,236)	(36,832)	(37,333)
Gains on sales of properties	81,510	23,307	—
Income before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	90,299	112,025	48,325
Provision for income taxes	(1,439)	(568)	(1,109)
Equity in earnings of non-consolidated entities	7,590	1,752	626
Income from continuing operations	96,450	113,209	47,842
Discontinued operations:
Income from discontinued operations	—	109	6,252
Provision for income taxes	—	(4)	(59)
Debt satisfaction charges, net	—	—	(312)
Gains on sales of properties	—	1,577	57,507
Impairment charges	—	—	(13,767)
Total discontinued operations	—	1,682	49,621
Net income	96,450	114,891	97,463
Less net income attributable to noncontrolling interests	(826)	(3,188)	(4,359)
Net income attributable to Lexington Realty Trust shareholders	95,624	111,703	93,104
Dividends attributable to preferred shares – Series C – 6.50% rate	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(225)	(313)	(490)
Net income attributable to common shareholders	$89,109	$105,100	$86,324
Income per common share – basic:
Income from continuing operations	$0.38	$0.44	$0.17
Income from discontinued operations	—	0.01	0.21
Net income attributable to common shareholders	$0.38	$0.45	$0.38
Weighted-average common shares outstanding – basic	233,633,058	233,455,056	228,966,253
Income per common share – diluted:
Income from continuing operations	$0.37	$0.44	$0.17
Income from discontinued operations	—	0.01	0.21
Net income attributable to common shareholders	$0.37	$0.45	$0.38
Weighted-average common shares outstanding – diluted	237,679,031	233,751,775	229,436,708
Amounts attributable to common shareholders:
Income from continuing operations	$89,109	$103,418	$37,652
Income from discontinued operations	—	1,682	48,672
Net income attributable to common shareholders	$89,109	$105,100	$86,324
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2016	2015	2014
Net income	$96,450	$114,891	$97,463
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	906	(2,343)	(4,035)
Other comprehensive income (loss)	906	(2,343)	(4,035)
Comprehensive income	97,356	112,548	93,428
Comprehensive income attributable to noncontrolling interests	(826)	(3,188)	(4,359)
Comprehensive income attributable to Lexington Realty Trust shareholders	$96,530	$109,360	$89,069
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2016

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2015	$1,462,531	1,935,400	$94,016	234,575,225	$23	$2,776,837	$(1,428,908)	$(1,939)	$22,502
Redemption of noncontrolling OP units for common shares	—	—	—	48,549	—	210	—	—	(210)
Repurchase of common shares	(8,973)	—	—	(1,184,113)	—	(8,973)	—	—	—
Issuance of common shares upon conversion of convertible notes	12,027	—	—	1,892,269	—	12,027	—	—	—
Exercise of employee common share options	(1,101)	—	—	170,412	—	(1,101)	—	—	—
Issuance of common shares and deferred compensation amortization, net	21,737	—	—	2,534,835	1	21,736	—	—	—
Dividends/distributions	(171,086)	—	—	—	—	—	(167,682)	—	(3,404)
Net income	96,450	—	—	—	—	—	95,624	—	826
Other comprehensive income	906	—	—	—	—	—	—	906	—
Balance December 31, 2016	$1,412,491	1,935,400	$94,016	238,037,177	$24	$2,800,736	$(1,500,966)	$(1,033)	$19,714

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2016	2015	2014
Cash flows from operating activities:
Net income	$96,450	$114,891	$97,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,038	167,186	167,289
Gains on sales of properties	(81,510)	(24,884)	(57,507)
Gains on sales of financial assets, net	—	—	(855)
Debt satisfaction (gains) charges, net	(3,562)	(25,240)	2,859
Impairment charges and loan losses	100,236	36,832	51,100
Straight-line rents	(37,445)	(46,432)	(46,254)
Other non-cash (income) expense, net	1,656	3,695	(390)
Equity in earnings of non-consolidated entities	(7,590)	(1,752)	(626)
Distributions of accumulated earnings from non-consolidated entities, net	815	2,056	1,381
Deferred taxes, net	59	(77)	124
Increase (decrease) in accounts payable and other liabilities	(1,657)	4,314	(3,716)
Change in rent receivable and prepaid rent, net	(1,825)	1,967	(617)
Increase (decrease) in accrued interest payable	808	2,438	(963)
Other adjustments, net	(1,200)	9,936	5,384
Net cash provided by operating activities:	235,273	244,930	214,672
Cash flows from investing activities:
Investment in real estate, including intangible assets	(167,797)	(349,926)	(122,395)
Investment in real estate under construction	(132,192)	(137,158)	(131,153)
Capital expenditures	(4,408)	(29,110)	(17,681)
Net proceeds from sale of properties	370,038	156,461	237,866
Principal payments received on loans receivable	2,214	4,746	44,661
Investment in loans receivable	—	(10,274)	(43,555)
Investments in and advances to non-consolidated entities, net	(37,240)	(18,900)	(2,948)
Distributions from non-consolidated entities in excess of accumulated earnings	8,175	1,728	1,314
Increase in deferred leasing costs	(6,558)	(6,681)	(10,484)
Proceeds from the sale of marketable equity securities	—	—	725
Investment in marketable equity securities	—	—	(689)
Change in escrow deposits and restricted cash	(21,571)	2,745	916
Change in real estate deposits	(20,848)	(1,902)	355
Net cash used in investing activities	(10,187)	(388,271)	(43,068)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(165,858)	(164,737)	(159,520)
Proceeds from senior notes	—	—	249,708
Conversion of convertible notes	(672)	(529)	(233)
Principal amortization payments	(26,796)	(32,440)	(35,206)
Principal payments on debt, excluding normal amortization	(109,973)	(106,956)	(202,262)
Change in revolving credit facility borrowing, net	(177,000)	177,000	(48,000)
Payment of developer liabilities	(4,016)	—	—
Increase in deferred financing costs	(1,842)	(9,336)	(4,558)
Proceeds of mortgages and notes payable	254,650	190,843	27,790
Proceeds from term loans	—	—	99,000
Change in restricted cash	—	(1,573)	—
Cash distributions to noncontrolling interests	(3,404)	(3,688)	(4,008)
Purchase of a noncontrolling interest	—	(4,022)	(2,100)
Repurchase of common shares	(8,973)	(18,431)	—
Redemption of noncontrolling interests	—	—	(1,962)
Issuance of common shares, net	12,186	19,382	23,563
Net cash provided by (used in) financing activities	(231,698)	45,513	(57,788)
Change in cash and cash equivalents	(6,612)	(97,828)	113,816
Cash and cash equivalents, at beginning of year	93,249	191,077	77,261
Cash and cash equivalents, at end of year	$86,637	$93,249	$191,077
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company

Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland statutory real estate investment trust (“REIT”) that owns a diversified portfolio of equity and debt investments in single-tenant commercial properties.
As of December 31, 2016, the Company had equity ownership interests in approximately 195 consolidated properties located in 40 states. The properties in which the Company has an interest are primarily net-leased to tenants in various industries.
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
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, which are single purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, Lexington Realty Advisors, Inc. (“LRA”), and (4) investments in joint ventures. References to “OP Units” refer to units of limited partner interests in LCIF. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities. Each property owner subsidiary is a separate legal entity that maintains separate books and records. The assets and credit of each property owner subsidiary with a property subject to a mortgage loan are not available to creditors to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interest therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.

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
On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-02 (Topic 810), Amendments to the Consolidation Analysis, modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The adoption of this guidance had no impact on consolidated entities included in the Company's consolidated financial statements as all entities previously consolidated are still consolidated and all entities previously not consolidated are still not consolidated. However, under the revised guidance, the Company determined that certain of its affiliated limited partnerships and similar entities are now considered, by definition, VIEs. These entities were determined to be VIEs as the unaffiliated partners/members did not have simple majority substantive kick-out rights or participating rights.
The Company determined that it was the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities. LCIF, which continues to be consolidated and in which the Company has an approximate 96% interest, was determined to be a VIE under this new guidance. See the consolidated financial statements of LCIF included within this Annual Report.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company has a joint venture limited partnership with a developer which is a consolidated VIE. The joint venture is developing an office campus in Lake Jackson, Texas. The Company currently has a 100% interest in the joint venture; however, the developer has certain protective rights, and, upon project completion, the developer will be credited with a notional capital account for a profit interest and certain cost savings. During 2016, the joint venture completed three of four buildings. As of December 31, 2016 and December 31, 2015, the joint venture had $55,960 and $62,353, respectively, in real estate under construction.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of December 31, 2016, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Real estate, net	$778,265	$1,072,463
Total assets	$899,801	$1,192,944
Mortgages and notes payable, net	$364,099	$431,599
Total liabilities	$395,332	$448,057
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
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment. The economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation of derivative financial instruments, valuation of compensation plans and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets. Commencing January 1, 2015, the operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations only if the sale of these assets represents a strategic shift in operations, if not, the operating results are included in continuing operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

Deferred Expenses. Deferred expenses consist primarily of revolving line of credit debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2016, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Segment Reporting. The Company operates generally in one industry segment, single-tenant real estate assets.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year's presentation.

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
Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. Leases are specifically excluded from this ASU and will be governed by the applicable lease codifications; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Company will adopt ASU 2014-09 effective January 1, 2018 and anticipates using the modified retrospective with cumulative-effective transition method. The Company is identifying applicable revenue streams and continues to evaluate the impact of the adoption of the new guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months. The accounting applied to lessors under this new guidance is largely unchanged from prior guidance. Lessors in most cases will continue to record operating leases as operating leases and recognize lease income from those leases generally on a straight-line basis over the lease term. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease arrangements for which the Company is the lessee. As of December 31, 2016, the remaining contractual payments under the Company's ground lease agreements aggregated $53,863. Additionally, the new ASU will require that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; with early adoption permitted. The Company continues to evaluate the impact of the adoption of the new guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period; with early adoption permitted. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which requires more timely recognition of credit losses associated with financial assets. The ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years; however, early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years; with early adoption permitted. The Company does not believe this guidance will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. Upon adoption, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Company's consolidated statement of cash flows for all periods presented. Upon adoption, separate line items showing changes in restricted cash balances will be eliminated from the Company's consolidated statement of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017.  Early application is permitted.  The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2016:

	2016	2015	2014
BASIC
Income from continuing operations attributable to common shareholders	$89,109	$103,418	$37,652
Income from discontinued operations attributable to common shareholders	—	1,682	48,672
Net income attributable to common shareholders	$89,109	$105,100	$86,324
Weighted-average number of common shares outstanding	233,633,058	233,455,056	228,966,253
Income per common share:
Income from continuing operations	$0.38	$0.44	$0.17
Income from discontinued operations	—	0.01	0.21
Net income attributable to common shareholders	$0.38	$0.45	$0.38

	2016	2015	2014
DILUTED:
Income from continuing operations attributable to common shareholders	$89,109	$103,418	$37,652
Impact of assumed conversions	(159)	—	—
Income from continuing operations attributable to common shareholders	88,950	103,418	37,652
Income from discontinued operations attributable to common shareholders	—	1,682	48,672
Impact of assumed conversions:	—	—	—
Income from discontinued operations attributable to common shareholders	—	1,682	48,672
Net income attributable to common shareholders	$88,950	$105,100	$86,324

Weighted-average common shares outstanding - basic	233,633,058	233,455,056	228,966,253
Effect of dilutive securities:
Share options	230,352	296,719	470,455
Operating Partnership Units	3,815,621	—	—
Weighted-average common shares outstanding - diluted	237,679,031	233,751,775	229,436,708

Income per common share:
Income from continuing operations	$0.37	$0.44	$0.17
Income from discontinued operations	—	0.01	0.21
Net income attributable to common shareholders	$0.37	$0.45	$0.38
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(4)	Investments in Real Estate and Real Estate Under Construction

The Company's real estate, net, consists of the following at December 31, 2016 and 2015:

	2016	2015
Real estate, at cost:
Buildings and building improvements	$3,050,082	$3,032,457
Land, land estates and land improvements	472,394	743,125
Fixtures and equipment	5,577	5,577
Construction in progress	5,119	8,552
Real estate intangibles:
In-place lease values	436,185	513,564
Tenant relationships	113,839	123,796
Above-market leases	47,270	55,418
Investments in real estate under construction	106,652	95,402
	4,237,118	4,577,891
Accumulated depreciation and amortization(1)	(1,208,792)	(1,179,969)
Real estate, net	$3,028,326	$3,397,922

(1)
Includes accumulated amortization of real estate intangible assets of $363,861 and $367,762 in 2016 and 2015, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $30,919 in 2017, $26,664 in 2018, $21,742 in 2019, $17,598 in 2020 and $16,135 in 2021.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $28,416 and $28,967, respectively as of December 31, 2016 and 2015. The estimated accretion for the next five years is $2,034 in 2017, $2,026 in 2018, $1,719 in 2019, $1,620 in 2020 and $1,528 in 2021.
The Company completed the following acquisitions and build-to-suit transactions during 2016 and 2015:
2016:

							Real Estate Intangibles
Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value	Below Market Lease
Industrial	Detroit, MI	January 2016	$29,697	10/2035	$1,133	$25,009	$3,555	$—
Industrial	Anderson, SC	June 2016	61,347	06/2036	4,663	45,011	11,673	—
Industrial	Wilsonville, OR	September 2016	43,100	10/2032	6,815	32,380	5,920	(2,015)
Office	Lake Jackson, TX	November 2016	78,484	10/2036	4,357	74,127	—	—
Industrial	Romeoville, IL	Demember 2016	52,700	10/2031	7,524	40,167	5,009	—
Industrial	Edwardsville, IL	December 2016	44,800	09/2026	4,593	34,251	5,956	—
			$310,128		$29,085	$250,945	$32,113	$(2,015)

Weighted-average life of intangible assets (years)							16.6	16.1

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

2015:

							Real Estate Intangible
Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value
Other	Venice, FL	January 2015	$16,850	01/2055	$4,696	$11,753	$401
Office	Auburn Hills, MI	March 2015	40,025	03/2029	4,416	30,012	5,597
Industrial	Houston, TX	March 2015	28,650	03/2035	4,674	19,540	4,436
Industrial	Brookshire, TX	March 2015	22,450	03/2035	2,388	16,614	3,448
Industrial	Canton, MS	March 2015	89,300	02/2027	5,077	71,289	12,934
Industrial	Thomson, GA	May 2015	10,144	05/2030	909	7,746	1,489
Industrial	Oak Creek, WI	July 2015	22,139	06/2035	3,015	15,300	3,824
Industrial	Richland, WA	November 2015	152,000	08/2035	1,293	126,947	23,760
Office	Richmond, VA	December 2015	109,544	08/2030	7,331	88,021	14,192
			$491,102		$33,799	$387,222	$70,081

Weighted-average life of intangible assets (years)							16.8

The Company recognized aggregate acquisition and pursuit expenses of $836 and $2,404 in 2016 and 2015, respectively, which are included in property operating expenses within the Company's Consolidated Statements of Operations.

The Company is engaged in various forms of acquisition and build-to-suit development activities, including: (1) lending funds to construct build-to-suit projects subject to a single-tenant lease and agree to purchase the properties upon completion of construction and commencement of a single-tenant lease, (2) hiring developers to construct built-to-suit projects on owned properties leased to single tenants, (3) funding the construction of build-to-suit projects on owned properties pursuant to the terms in single-tenant lease agreements and (4) entering into purchase and sale agreements with developers to acquire single-tenant build-to-suit properties upon completion.
As of December 31, 2016, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Maximum Commitment/Estimated Completion Cost	Lease Term (Years)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 12/31/2016
Lake Jackson, TX(1)	Office	275	$78,447	20	1Q 17	$55,960
Charlotte, NC	Office	201	62,445	15	2Q 17	40,443
Opelika, AL	Industrial	165	37,000	25	2Q 17	10,249
		641	$177,892			$106,652

(1)
Joint venture arrangement with developer. The Company currently has a 100% economic interest. Three of four buildings completed in 2016. Estimated completion cost and GAAP investment balance at December 31, 2016 reflect the fourth building.

The Company has variable interests in certain developer entities constructing its build-to-suit facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of December 31, 2016 and 2015, the Company's aggregate investment in development arrangements was $106,652 and $95,402, respectively, which includes $3,442 and $2,726 of interest capitalized, respectively, and is presented as investments in real estate under construction in the accompanying Consolidated Balance Sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In addition, as of December 31, 2016, the Company had the following forward purchase commitments:

Location	Sq. Ft.	Property Type	Maximum Acquisition Cost	Estimated Acquisition Date	Approximate Lease Term (Yrs)
Grand Prairie, TX	215	Industrial	$24,725	2Q 17	20
Warren, MI(1)	260	Industrial	47,000	3Q 17	15
	475		$71,725

(1)	The Company issued a $4,600 letter of credit to secure its obligation to purchase the property.

(5)	Property Dispositions and Real Estate Impairment

For the years ended December 31, 2016, 2015 and 2014, the Company disposed of its interests in certain properties (excluding Greenville, South Carolina in 2014, see note 6) generating aggregate net proceeds of $370,038, $156,461 and $226,375, respectively, which resulted in gains on sales of $81,510, $24,884 and $57,507, respectively. During 2016, 2015 and 2014, the Company recognized aggregate impairment charges of $73,772, $34,857 and $45,004, respectively, relating to properties that were ultimately disposed. The 2016 impairment charges include an aggregate impairment charge of $65,500 recognized on the sale of three land investments in New York, New York. For the years ended December 31, 2016, 2015 and 2014, the Company recognized net debt satisfaction gains (charges) relating to properties ultimately sold, including the Greenville, South Carolina property, of $(532), $21,498 and $(671), respectively. The results of operations for properties disposed of in 2016 and 2015, that were not classified as held for sale as of December 31, 2014, are included within continuing operations in the consolidated financial statements. At December 31, 2016 and 2015, the Company had two properties classified as held for sale.

Assets and liabilities of held for sale properties as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Assets:
Real estate, at cost	$25,957	$16,590
Real estate, intangible assets	7,789	10,786
Accumulated depreciation and amortization	(13,346)	(4,069)
Rent receivable - deferred	1,715	1,118
Other	1,693	—
	$23,808	$24,425
Liabilities:
Mortgage payable	$—	$8,373
Other	191	32
	$191	$8,405
The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. As a result, during 2016, 2015 and 2014, the Company recognized additional impairment charges of $26,423, $1,975 and $3,596 on assets that are included in real estate, net at December 31, 2016.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(6)	Loans Receivable

As of December 31, 2016 and 2015, the Company's loans receivable were comprised primarily of mortgage loans on real estate.
The following is a summary of our loans receivable as of December 31, 2016 and 2015:

	Loan carrying value(1)
Loan	12/31/2016	12/31/2015	Interest Rate	Maturity Date
Kennewick, WA(2)	$85,709	$85,505	9.00%	05/2022
Oklahoma City, OK(3)	8,501	8,501	11.50%	03/2016
Other(4)	—	1,865	8.00%	2021-2022
	$94,210	$95,871

(1)	Loan carrying value includes accrued interest and is net of origination costs.

(2)	Loan provides for a current pay rate of 8.75%, an accrual rate of 9% and a balloon of $87,245 at maturity. This loan was in covenant default as of December 31, 2016.

(3)
In 2015, the Company loaned a tenant-in-common $8,420. The loan is secured by the tenant-in-common's interest in an office property in which the Company has a 40% interest. The loan was in monetary default as of December 31, 2016 and the Company is exercising its remedies.

(4)	In 2016, the Company received $1,583 in full satisfaction of these loans and recognized a $41 impairment charge.

As of December 31, 2016, the Company had one type of financing receivable, loans receivable secured by interests in commercial real estate. The Company determined that its financing receivables operated within one portfolio segment as they were both within the same industry and use the same impairment methodology. In addition, the Company assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable. The Company had a capitalized financing lease for a property located in Greenville, South Carolina, which was sold in 2014 for net proceeds of $11,491.

The Company's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of December 31, 2016, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than the maturity default of the borrower of the Oklahoma City, Oklahoma loan, for which the Company believes its collateral is sufficient to recover the full amount of the receivable.

During 2015, the Company acquired the office property collateral from the borrowers in Westmont, Illinois and Southfield, Michigan on two loans receivable that were impaired. In 2014, the Company recognized a $2,500 loan loss on the loan receivable collateralized by the Southfield, Michigan property. Also in 2015 and 2014, the Company recognized aggregate interest income relating to these impaired loans of $14 and $1,752, respectively. The Company sold the Westmont, Illinois property in 2016.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(7)	Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$44	$—	$44	$—
Impaired real estate assets*	$15,801	$—	$—	$15,801
Interest rate swap liabilities	$(1,077)	$—	$(1,077)	$—
*Represents a non-recurring fair value measurement.

		Fair Value Measurements Using
Description	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4	$—	$4	$—
Impaired real estate assets*	$3,015	$—	$—	$3,015
Interest rate swap liabilities	$(1,943)	$—	$(1,943)	$—
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2016 and 2015:

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$94,210	$94,911	$95,871	$103,014

Liabilities
Debt	$1,860,598	$1,814,824	$2,182,367	$2,164,571

The majority of the inputs used to value the Company's interest rate swap assets (liabilities) fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap assets (liabilities) utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2016 and 2015, the Company determined that the credit valuation adjustment relative to the overall interest rate swap assets (liabilities) is not significant. As a result, all interest rate swap assets (liabilities) have been classified in Level 2 of the fair value hierarchy.

The Company estimates the fair value of its real estate assets, including non-consolidated real estate assets, by using income and market valuation techniques. The Company may estimate fair values using market information such as broker opinions of value, recent sale offers or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under-estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over-estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.

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

(8)	Investment in and Advances to Non-Consolidated Entities
As of December 31, 2016, the Company had ownership interests ranging from 15% to 40% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $47,037 at December 31, 2016 (the Company's proportionate share was $8,472) with rates ranging from 3.7% to 4.7%. In 2016, the Company received $6,681 in connection with the sale of a non-consolidated office property in Russellville, Arkansas. The Company recognized a gain of $5,378 relating to the sale, which is included in equity in earnings of non-consolidated entities. In 2015, the Company invested $5,613 in the Oklahoma City tenant-in-common. The Company's contribution, together with the other tenant-in-common's contribution, which was in the form of a loan provided by the Company, was used to satisfy the related maturing mortgage loan.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of December 31, 2016, the Company had a 25% interest in the joint venture. The joint venture completed the project in 2016 for a total construction cost of $79,964. The Company is contractually obligated to provide construction financing to the joint venture up to $56,686, of which $46,441 has been funded as of December 31, 2016. The property is net leased for a 20-year term.
LRA earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $693, $223 and $348 for the years ended December 31, 2016, 2015 and 2014, respectively.

(9)	Mortgages and Notes Payable
The Company had the following mortgages and notes payable outstanding as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Mortgages and notes payable	$745,173	$882,952
Unamortized debt issuance costs	(7,126)	(10,309)
	$738,047	$872,643
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at December 31, 2016 and the mortgages and notes payable mature between 2017 and 2036. Interest rates, including imputed rates, ranged from 2.2% to 7.8% at December 31, 2015. The weighted-average interest rate at December 31, 2016 and 2015 was approximately 4.6% and 4.9%, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company has a $905,000 unsecured credit agreement with KeyBank National Association as agent. With lender approval, the Company can increase the size of the facility to an aggregate $1,810,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$400,000 Revolving Credit Facility(1)	08/2019	LIBOR + 1.00%
$250,000 Term Loan(2)(4)	08/2020	LIBOR + 1.10%
$255,000 Term Loan(3)(4)	01/2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At December 31, 2016, the unsecured revolving credit facility had no amounts outstanding, $4,600 of letters of credit and availability of $395,400, subject to covenant compliance.

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

(4)	The aggregate unamortized debt issuance costs for the term loans were $3,907 and $4,924 as of December 31, 2016 and 2015 and respectively.

The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which the Company was in compliance with at December 31, 2016.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.
Scheduled principal and balloon payments for mortgages, notes payable, credit facility borrowings and term loans for the next five years and thereafter are as follows:

Year ending December 31,	Total
2017	$92,731
2018	36,713
2019	110,448
2020	305,147
2021	295,465
Thereafter	409,669
1,250,173
Unamortized debt discounts	(11,033)
$1,239,140

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), net, excluding discontinued operations, of $(7), $4,128 and $(6,657) for the years ended December 31, 2016, 2015 and 2014, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $4,933, $6,062 and $3,441 in interest, including discontinued operations, for the years ended 2016, 2015 and 2014, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(10)	Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2016 and 2015:

Issue Date	December 31, 2016	December 31, 2015	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized debt discount	(1,780)	(2,053)
Unamortized debt issuance cost	(3,858)	(4,421)
	$494,362	$493,526
Each series of the Senior Notes is unsecured and pays interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes paid interest semi-annually in arrears and were scheduled to mature in January 2030. The notes were fully satisfied/converted in 2016 and at December 31, 2016, no such notes were outstanding. During 2016, 2015 and 2014, $12,400, $3,828 and $12,763 aggregate principal amount of the notes were converted for 1,892,269, 519,664 and 1,904,542 common shares and an aggregate cash payment of $672, $529 and $233 plus accrued and unpaid interest, respectively. The Company recognized aggregate debt satisfaction charges of $436, $476 and $2,436, during 2016, 2015 and 2014, respectively, relating to the conversions.

During 2007, the Company issued $200,000 unsecured original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, were open for redemption at the Company's option commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of December 31, 2016 and 2015, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $2,024 and $2,124, respectively, of unamortized debt issuance cost.

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	629,120
629,120
Unamortized debt discounts	(1,780)
Unamortized debt issuance costs	(5,882)
$621,458

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during 2016, 2015 and 2014.

The Company has designated the interest rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on $505,000 of LIBOR-indexed variable-rate unsecured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. During 2015, the Company extended the maturity date of the $505,000 of LIBOR indexed variable rate unsecured term loans to August 2020 ($250,000) and January 2021 ($255,000). The extension of these term loans had no impact on the effectiveness of the corresponding cash flow hedges.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the aggregate $505,000 term loans. During the next 12 months, the Company estimates that an additional $1,462 will be reclassified as an increase to interest expense if the swaps remain outstanding.

As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2016 and 2015.

	As of December 31, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Asset	Other Assets	$44	Other Assets	$4
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(1,077)	Accounts Payable and Other Liabilities	$(1,943)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2016 and 2015:

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative (Effective Portion) December 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) December 31,
Hedging Relationships	2016	2015		2016	2015
Interest Rate Swap	$(3,084)	$(7,809)	Interest expense	$3,990	$5,466

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2016, the Company had not posted any collateral related to the agreements.

(12)     Leases
Lessor:
Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2017	$328,054
2018	314,764
2019	283,225
2020	248,427
2021	229,201
Thereafter	1,846,042
$3,249,713
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2017	$5,186
2018	5,062
2019	4,557
2020	4,549
2021	4,201
Thereafter	30,308
$53,863
Rent expense for the leasehold interests, including discontinued operations, was $987, $868 and $919 in 2016, 2015 and 2014, respectively.
The Company leases its corporate headquarters. The lease expires March 2026. The Company is responsible for its proportionate share of operating expenses and real estate taxes above a base year. In addition, the Company leases office space for its regional offices. The minimum lease payments for the Company's offices are $1,294 for 2017, $1,294 for 2018, $1,295 for 2019, $1,296 for 2020 and $1,325 for 2021 and $5,575 thereafter. Rent expense for 2016, 2015 and 2014 was $1,242, $1,435 and $1,356, respectively.

(13)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2016, 2015 and 2014, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(14)	Equity
Shareholders' Equity:

During 2016, 2015 and 2014, the Company issued 577,823, 2,266,191 and 2,600,795 common shares, respectively, under its direct share purchase plan, which includes a dividend reinvestment component, raising net proceeds of approximately $4,115, $20,797 and $25,813 respectively. During 2013, the Company implemented, and in 2016, the Company updated, its At-The-Market offering program under which the Company may issue up to $125,000 in common shares over the term of this program. During 2016, the Company issued 976,109 common shares under this program and generated aggregate gross proceeds of $10,498. No shares were sold under this program in 2015 or 2014. The proceeds from these issuances were primarily used for general working capital, to fund investments and retire indebtedness.
The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”), outstanding at December 31, 2016. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2016, each share is currently convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.
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
During 2016, 2015 and 2014, the Company issued 1,084,835, 860,730 and 37,678 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria (see note 15).
In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. This share repurchase program has no expiration date. During 2016 and 2015, the Company repurchased 1,184,113 and 2,216,799 common shares, respectively, at an average gross price of $7.56 and $8.29, respectively, per common share under this share repurchase program.
Accumulated other comprehensive loss as of December 31, 2016 and 2015 represented $(1,033) and $(1,939), respectively, of unrealized gain on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Loss

Gains and Losses on Cash Flow Hedges
Balance December 31, 2015	$(1,939)
Other comprehensive loss before reclassifications	(3,084)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	3,990
Balance December 31, 2016	$(1,033)

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

During 2016, 2015 and 2014, 48,549, 32,780 and 29,086 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $210, $165 and $148, respectively.

As of December 31, 2016, there were approximately 3,350,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2016	2015	2014
Net income attributable to Lexington Realty Trust shareholders	$95,624	$111,703	$93,104
Transfers from noncontrolling interests:
Increase (decrease) in additional paid-in-capital for redemption of noncontrolling OP units	210	165	(858)
Change from net income attributable to shareholders and transfers from noncontrolling interests	$95,834	$111,868	$92,246

In July 2015 and 2014, the Company acquired a consolidated joint venture partner's interest in an office property in Philadelphia, Pennsylvania for $4,022 and $2,100, respectively, raising the Company's equity ownership in the office property to 100.0%.

(15)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. No common share options were issued in 2016, 2015 and 2014. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vested 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vested 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) was $8.00 or higher and vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE was $10.00 or higher, and (2) terminate on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options is exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

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

The Company recognized compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. The Company recognized $480 and $1,038 in compensation expense in 2015 and 2014, respectively. All deferred compensation costs relating to the outstanding options were fully amortized by December 31, 2015. The intrinsic value of an option is the amount by which the market value of the underlying common share at the date the option is exercised exceeds the exercise price of the option. No options were exercised in 2015 and the total intrinsic value of options exercised for the years ended December 31, 2016 and 2014 were $2,856 and $2,780, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2013	1,955,701	$6.95
Exercised	(594,791)	6.71
Forfeited	(10,500)	7.46
Balance at December 31, 2014 and 2015	1,350,410	7.05
Exercised	(944,169)	7.17
Balance at December 31, 2016	406,241	$6.78
As of December 31, 2016, the aggregate intrinsic value of options that were outstanding and exercisable was $1,632.
Non-vested share activity for the years ended December 31, 2016 and 2015, is as follows:

	Number of Shares	Weighted-Average Value Per Share
Balance at December 31, 2014	1,970,385	$10.82
Granted	812,679	7.70
Vested	(413,714)	11.95
Balance at December 31, 2015	2,369,350	9.55
Granted	1,034,019	5.23
Vested	(252,059)	10.13
Balance at December 31, 2016	3,151,310	$8.09

During 2016 and 2015, the Company granted common shares to certain employees and trustees as follows:

	2016	2015
Performance Shares(1)
Shares issued:
Index	404,466	321,018
Peer	404,463	321,011

Grant date fair value per share:(2)
Index	$4.53	$6.86
Peer	$4.58	$6.66

Non-Vested Common Shares:(3)
Shares issued	225,090	170,650
Grant date fair value	$1,724	$1,916

Non-management Board of Trustee grant:(4)
Shares issued	17,500	20,400
Grant date fair value	$131	$209

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

As of December 31, 2016, of the remaining 3,151,310 non-vested shares, 1,693,855 are subject to time-based vesting and 1,457,455 are subject to performance-based vesting. At December 31, 2016, there are 2,344,136 awards available for grant. The Company has $11,128 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 2.8 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2016 and 2015, there were 427,531 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $357, $333 and $299 of contributions are applicable to 2016, 2015 and 2014, respectively.
During 2016, 2015 and 2014, the Company recognized $8,415, $8,201 and $7,550, respectively, in expense relating to scheduled vesting and issuance of common share grants.

(16)	Related Party Transactions
The Company has an indemnity obligation to Vornado Realty Trust ("VNO"), one of its significant shareholders, with respect to actions by the Company that affect Vornado Realty Trust's status as a REIT.
All related party acquisitions, sales and loans are approved by the independent members of the Company's Board of Trustees or the Audit Committee.
The Company leases a property to an entity in which VNO, a significant shareholder, has an interest. During 2016, 2015 and 2014, the Company recognized $236, $255 and $255, respectively, in rental revenue from this property. The Company leases its corporate office from an affiliate of Vornado Realty Trust. Rent expense for this property was $1,176, $1,323 and $1,252 in 2016, 2015 and 2014, respectively.
In connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture investment in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provides that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds.  As of December 31, 2016, the joint venture has not received any such funds and the Company has not recorded any liability as it relates to this guaranty. The maximum amount of funds that would be subject to the guaranty obligation is $18,000.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company's provision for income taxes for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	2016	2015	2014
Current:
Federal	$(140)	$—	$145
State and local	(1,299)	(645)	(1,130)
NOL utilized	59	—	—
Deferred:
Federal	(44)	59	(91)
State and local	(15)	18	(33)
	$(1,439)	$(568)	$(1,109)

Net deferred tax assets (liabilities) of $0 and $59 are included in other assets (liabilities) on the accompanying Consolidated Balance Sheets at December 31, 2016 and 2015, respectively. These net deferred tax assets (liabilities) relate to net operating loss carry forwards.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2016	2015	2014
Federal provision at statutory tax rate (34%)	$(154)	$65	$(43)
State and local taxes, net of federal benefit	(30)	12	(9)
Other	(1,255)	(645)	(1,057)
	$(1,439)	$(568)	$(1,109)

For the years ended December 31, 2016, 2015 and 2014, the “other” amount is comprised primarily of state franchise taxes of $1,252, $679 and $1,183, respectively.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2016, is as follows:

	2016	2015	2014
Total dividends per share	$0.685	$0.68	$0.67
Ordinary income	96.73%	63.07%	49.44%
Qualifying dividend	0.22%	—	0.05%
Capital gain	—	—	—
Return of capital	3.05%	36.93%	50.51%
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2016, is as follows:

	2016	2015	2014
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	99.78%	100.00%	99.90%
Qualifying dividend	0.22%	—	0.10%
Capital gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(18)	Commitments and Contingencies

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

The Company and LCIF are parties to a funding agreement under which the Company may be required to fund distributions made on account of LCIF's OP units. Pursuant to the funding agreement, the parties agreed that, if LCIF does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount in accordance with the partnership agreement, Lexington will fund the shortfall. Payments under the agreement will be made in the form of loans to LCIF and will bear interest at prevailing rates as determined by the Company in its discretion but, no less than the applicable federal rate. LCIF's right to receive these loans will expire if no OP units remain outstanding and all such loans repaid. No amounts have been advanced under this agreement.

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

GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender currently seeks approximately $9,200 in order to satisfy the outstanding amount of the loan after offset for the lender's asserted value of the property it obtained in foreclosure, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto. The Company had not recorded any liability relating to this litigation as of December 31, 2016 as the Company believes that a loss contingency is "reasonably possible" (as defined by FASB ASC 450-20-20) but not "probable" (as defined by FASB ASC 450-20-20).
The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement.  The limited guaranty provides that the guarantor's liability for the guaranteed obligations shall not exceed $10,000, which the Company believes is its maximum exposure to loss. The Company intends to vigorously defend the lender’s claim. The Company filed a motion to dismiss, which was generally denied. The Company is currently conducting discovery, with document production required to be completed by March 31, 2017, fact depositions to be completed by August 28, 2017 and expert dispositions to be completed by October 31, 2017.
Other. Four of the Company's executive officers have employment contracts and are entitled to severance benefits upon termination by the Company without cause or termination by the executive officer with good reason, in each case, as defined in the employment contract. In addition, the Company's other two executive officers and certain other members of the Company's senior management are entitled to severance benefits upon the same events.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(19)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2016, 2015 and 2014, the Company paid $87,692, $88,725 and $100,080, respectively, for interest and $1,240, $741 and $859, respectively, for income taxes.

During 2016, 2015 and 2014, the Company sold its interests in certain properties, which included the assumption by the buyers of the related non-recourse mortgage debt in the aggregate amount of $242,269, $55,000 and $30,140, respectively. In addition, during 2016, 2015 and 2014, the Company conveyed its interests in certain properties to its lenders in full satisfaction of the $21,582, $47,528 and $9,900, respectively, non-recourse mortgage notes payable.

(20)    Unaudited Quarterly Financial Data

This unaudited quarterly financial data for each of the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 is being amended from the amounts previously reflected in the respective Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission to correct an error in the treatment of a lease termination payment received in the quarter ended June 30, 2016 in the amount of $7,685. The lease termination payment was originally amortized over the life of the new tenant lease that necessitated the lease termination, but is now fully recognized in total gross revenues in the quarter ended June 30, 2016. The following summarizes the impact.

Quarter ended March 31, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$111,616	$(339)	$111,277
Net income (loss)	$50,792	$(339)	$50,453
Net income (loss) attributable to common shareholders	$48,107	$(326)	$47,781
Net income (loss) attributable to common shareholders - basic per share	$0.21	$—	$0.21
Net income (loss) attributable to common shareholders - diluted per share	$0.21	$(0.01)	$0.20

Quarter ended June 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$109,577	$7,335	$116,912
Net income (loss)	$49,345	$7,335	$56,680
Net income (loss) attributable to common shareholders	$46,830	$7,045	$53,875
Net income (loss) attributable to common shareholders - basic per share	$0.20	$0.03	$0.23
Net income (loss) attributable to common shareholders - diluted per share	$0.20	$0.03	$0.23

Quarter ended September 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$106,331	$(350)	$105,981
Net income (loss)	$(27,262)	$(350)	$(27,612)
Net income (loss) attributable to common shareholders	$(26,653)	$(322)	$(26,975)
Net income (loss) attributable to common shareholders - basic per share	$(0.11)	$(0.01)	$(0.12)
Net income (loss) attributable to common shareholders - diluted per share	$(0.11)	$(0.01)	$(0.12)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

12/31/2016
Total gross revenues	$95,326
Net income (loss)	$16,929
Net income (loss) attributable to common shareholders	$14,391
Net income (loss) attributable to common shareholders - basic per share	$0.06
Net income (loss) attributable to common shareholders - diluted per share	$0.06

	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Total gross revenues(1)	$108,442	$110,333	$105,438	$106,626
Net income (loss)	$34,371	$50,207	$(5,200)	$35,513
Net income (loss) attributable to common shareholders	$31,829	$47,654	$(7,629)	$33,229
Net income (loss) attributable to common shareholders - basic per share	$0.14	$0.20	$(0.03)	$0.14
Net income (loss) attributable to common shareholders - diluted per share	$0.14	$0.20	$(0.03)	$0.14
_____________
(1) All periods have been adjusted to reflect the impact of properties classified as held for sale as of December 31, 2014, which are reflected in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly income (loss) attributable to common shareholders and per common share amounts may not equal the full year amounts primarily because the computations of amounts allocated to participating securities and the weighted-average number of common shares of the Company outstanding for each quarter and the full year are made independently.

(21)	Subsequent Events

Subsequent to December 31, 2016 and in addition to disclosures elsewhere in the financial statements, the Company:

•	sold six properties to unrelated third parties for an aggregate gross sales price of $88,873;

•	acquired two industrial properties for an aggregate purchase price of $50,594;

•	issued 1,593,603 common shares at an average gross price of $10.89 per share under its ATM offering program;

•	completed the Lake Jackson, Texas build-to-suit project;

•	sold its tenant-in-common interest in the Oklahoma City, Oklahoma property for $6,270 and collected $8,498 in full satisfaction of the loan receivable owed from the other tenant-in-common; and

•	sold the Kennewick, Washington loan receivable for a gross sale price of $80,385.

Report of Independent Registered Public Accounting Firm
The Partners
Lepercq Corporate Income Fund L.P.:
We have audited the accompanying consolidated balance sheets of Lepercq Corporate Income Fund L.P. and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lepercq Corporate Income Fund L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
New York, New York
February 28, 2017

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except unit data)
As of December 31,

	2016	2015
Assets:
Real estate, at cost	$731,202	$1,061,606
Real estate - intangible assets	104,761	189,700
Investment in real estate under construction	40,443	9,223
	876,406	1,260,529
Less: accumulated depreciation and amortization	236,930	255,024
Real estate, net	639,476	1,005,505
Cash and cash equivalents	52,031	19,130
Restricted cash	1,545	2,457
Investment in and advances to non-consolidated entities	5,526	5,924
Deferred expenses (net of accumulated amortization of $4,910 in 2016 and $5,634 in 2015)	5,070	8,459
Rent receivable - current	358	801
Rent receivable - deferred	17,449	87,150
Related party advances, net	5,967	—
Other assets	1,182	1,500
Total assets	$728,604	$1,130,926

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$169,212	$431,599
Co-borrower debt	146,404	201,106
Related party advances, net	—	3,232
Accounts payable and other liabilities	3,559	5,503
Accrued interest payable	673	942
Deferred revenue - including below market leases (net of accumulated accretion of $3,180 in 2016 and $3,148 in 2015)	1,003	5,306
Distributions payable	16,916	17,214
Prepaid rent	3,214	4,367
Total liabilities	340,981	669,269

Commitments and contingencies
Partners' capital	387,623	461,657
Total liabilities and partners' capital	$728,604	$1,130,926

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except unit data)
Years ended December 31,

	2016	2015	2014
Gross revenues:
Rental	$115,403	$117,847	$109,455
Tenant reimbursements	8,766	10,154	8,678
Total gross revenues	124,169	128,001	118,133
Expense applicable to revenues:
Depreciation and amortization	(34,264)	(30,651)	(27,649)
Property operating	(14,414)	(17,046)	(14,738)
General and administrative	(9,570)	(8,541)	(7,691)
Non-operating income	299	531	2,927
Interest and amortization expense	(27,313)	(29,269)	(28,267)
Debt satisfaction charges, net	(7,388)	(33)	(357)
Gain on sale of financial asset	—	—	831
Impairment charges and loan losses	(72,072)	(787)	(2,500)
Gains on sales of properties	36,380	—	—
Income (loss) before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	(4,173)	42,205	40,689
Provision for income taxes	(72)	(48)	(80)
Equity in earnings of non-consolidated entities	324	158	129
Income (loss) from continuing operations	(3,921)	42,315	40,738
Discontinued operations:
Income from discontinued operations	—	—	882
Provision for income taxes	—	—	(15)
Gains on sales of properties	—	—	17,944
Total discontinued operations	—	—	18,811
Net income (loss)	$(3,921)	$42,315	$59,549
Income (loss) per unit:
Income (loss) from continuing operations	$(0.05)	$0.58	$0.59
Income from discontinued operations	—	—	0.28
Net income (loss)	$(0.05)	$0.58	$0.87
Weighted-average units outstanding	83,241,396	72,615,795	68,758,733

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
($000, except unit amounts)
Year ended December 31,

	Units	Partners' Capital
Balance December 31, 2013	68,280,702	$448,067
Changes in co-borrower debt	—	(45,416)
Issuance of units	2,571,757	27,981
Redemption of units	(170,193)	(1,962)
Distributions	—	(56,178)
Net Income	—	59,549
Balance December 31, 2014	70,682,266	432,041
Changes in co-borrower debt	—	(64,139)
Issuance of units	12,559,130	112,286
Distributions	—	(60,846)
Net Income	—	42,315
Balance December 31, 2015	83,241,396	461,657
Changes in co-borrower debt	—	(3,298)
Distributions	—	(66,815)
Net Loss	—	(3,921)
Balance December 31, 2016	83,241,396	$387,623

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Year ended December 31,

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,921)	$42,315	$59,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,660	31,145	29,187
Gains on sales of properties	(36,380)	—	(17,944)
Gain on sale of financial asset	—	—	(831)
Debt satisfaction charges, net	4,733	33	27
Impairment charges and loan losses	72,072	787	2,500
Straight-line rents	(26,891)	(35,962)	(34,146)
Other non-cash income, net	(1,914)	(2,190)	(1,510)
Equity in earnings of non-consolidated entities	(324)	(158)	(129)
Distributions of accumulated earnings from non-consolidated entities	324	150	15
Increase in accounts payable and other liabilities	(2,180)	1,129	(1,892)
Change in rent receivable and prepaid rent, net	(710)	(316)	284
Change in accrued interest payable	(269)	(215)	(149)
Other adjustments, net	(293)	1,692	3,088
Net cash provided by operating activities	38,907	38,410	38,049
Cash flows from investing activities:
Investment in real estate, including intangible assets	(52,700)	(152,000)	(49,526)
Investment in real estate under construction	(31,220)	(20,699)	(3,682)
Capital expenditures	(1,466)	(6,295)	(6,860)
Net proceeds from sale of properties	238,891	—	52,327
Investment in loan receivable	—	(318)	—
Principal payments received on loans receivable	—	3,480	1,304
Investments in and advances to non-consolidated entities	(81)	(1,683)	(263)
Distributions from non-consolidated entities in excess of accumulated earnings	478	503	738
Increase in deferred leasing costs	(1,156)	(1,553)	(4,558)
Real estate deposits	(28)	—	—
Change in restricted cash	912	(843)	2,714
Net cash provided by (used in) investing activities	153,630	(179,408)	(7,806)
Cash flows from financing activities:
Distributions to partners	(67,113)	(19,741)	(31,923)
Principal amortization payments	(1,311)	(1,454)	(1,828)
Principal payments on debt, excluding normal amortization	(23,934)	(28,626)	(9,000)
Proceeds of mortgages and notes payable	—	139,193	—
Proceeds of related party note	—	—	8,250
Related party note payment	—	(8,250)	—
Co-borrower debt payment	(58,000)	—	—
Increase in deferred financing costs	(79)	(1,281)	(694)
Related party advances, net	(9,199)	71,959	2,078
Redemption of OP units	—	—	(1,962)
Net cash provided by (used in) financing activities	(159,636)	151,800	(35,079)
Change in cash and cash equivalents	32,901	10,802	(4,836)
Cash and cash equivalents, at beginning of year	19,130	8,328	13,164
Cash and cash equivalents, at end of year	$52,031	$19,130	$8,328

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)    The Partnership

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership is an operating partnership subsidiary of Lexington. As of December 31, 2016, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner owned approximately 96.0% of the outstanding units of the Partnership. As of December 31, 2016, the Partnership had equity ownership interests in 33 consolidated real estate properties located in 22 states. The properties in which the Partnership has an interest are primarily net-leased to tenants in various industries.

On December 30, 2013, another operating partnership subsidiary of Lexington, Lepercq Corporate Income Fund II L.P. (“LCIF II”) was merged with and into the Partnership, with the Partnership as the surviving entity. In connection with the merger of LCIF II with and into the Partnership, former LCIF II partners representing 170,193 limited partner interests (“OP Units”) elected or were deemed to elect to receive an aggregate amount of $1,962 in cash for the repurchase of such OP units.

A majority of the real properties in which the Partnership had an interest are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses. Property owner subsidiaries are landlords under leases for properties in which the Partnership has an interest and/or borrows under loan agreements secured by properties in which the Partnership has an interest and lender subsidiaries are lenders under loan agreements where the Partnership made an investment in a loan asset, but in all cases are separate and distinct legal entities. The assets and credit of a property owner subsidiary or lender subsidiary are not available to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or lender subsidiary or any other affiliate.

(2)    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Partnership's consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Partnership and its consolidated subsidiaries. The Partnership consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Partnership is the primary beneficiary of a variable interest entity (“VIE”). Entities which the Partnership does not control and entities which are VIEs in which the Partnership is not the primary beneficiary are accounted for under appropriate GAAP.

Earnings Per Unit. Net income (loss) per unit is computed by dividing net income (loss) by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for Lexington shares of beneficial interests, par value $0.0001 per share classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not otherwise mandatorily redeemable by the Partnership. As of December 31, 2016, Lexington's common shares had a closing price of $10.80 per share. The estimated fair value of these units was $40,734, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $66,815 ($0.80 per weighted average unit), $60,846 ($0.84 per weighted-average unit) and $56,178 ($0.82 per weighted-average unit) to its partners during the years ended December 31, 2016, 2015 and 2014, respectively. Certain units owned indirectly by Lexington are entitled to distributions of $3.25 per unit.

Use of Estimates. The Partnership has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. The Partnership evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment. The economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. The Partnership adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Fair Value Measurements. The Partnership follows the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("Topic 820"), to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Partnership utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk.

Revenue Recognition. The Partnership recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Partnership determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Partnership recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Partnership obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred on the Consolidated Balance Sheets.

Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Partnership sells a property and retains a partial ownership interest in the property, the Partnership recognizes gain to the extent of the third-party ownership interest.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
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

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. The Partnership also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and the Partnership's estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

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

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Partnership generally depreciates its real estate assets over periods ranging up to 40 years.

Impairment of Real Estate. The Partnership evaluates the carrying value of all tangible and intangible real estate assets held for investment for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds the estimated fair value, which may be below the balance of any non-recourse financing. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.

Investments in Non-Consolidated Entities. The Partnership accounts for its investments in 50% or less owned entities under the equity method, unless consolidation is required. If the Partnership's investment in the entity is insignificant and the Partnership has no influence over the control of the entity then the entity is accounted for under the cost method.

Impairment of Equity Method Investments. The Partnership assesses whether there are indicators that the value of its equity method investments may be impaired. An impairment charge is recognized only if the Partnership determines that a decline in the value of the investment below its carrying value is other-than-temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about the Partnership's intent and ability to recover its investment given the nature and operations of the underlying investment, among other factors. To the extent an impairment is deemed to be other-than-temporary, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets. Commencing January 1, 2015, the operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations only if the sale of these assets represents a strategic shift in operations, if not, the operating results are included in continuing operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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

Deferred Expenses. Deferred expenses consist primarily of leasing costs, which are amortized over the term of the related lease.

Income Taxes. Because the Partnership is a limited partnership, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the Consolidated Financial Statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred. The Partnership does not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2016 and 2015.

Cash and Cash Equivalents. The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.

Co-borrower Debt. In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”), requiring recognition of such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Partnership has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Partnership's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2016, the Partnership was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
Segment Reporting. The Partnership operates generally in one industry segment, single-tenant real estate assets.
Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year's presentation.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
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
Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Partnership will adopt ASU 2014-09 effective January 1, 2018 and anticipates using the modified retrospective with cumulative-effective transition method. The Partnership is identifying applicable revenue streams and continues to evaluate the impact of the adoption of the new guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance was effective in the first quarter of fiscal 2016. The adoption of this guidance did not have an impact on the Partnership.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. The accounting applied to lessors under this new guidance is largely unchanged from prior guidance. Lessors in most cases will continue to record operating leases as operating leases and recognize lease income from these leases generally on a straight-line basis over the lease term. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease arrangements for which the Partnership is the lessee. As of December 31, 2016, the remaining contractual payments under the Partnership's ground lease agreements aggregated $3,810. Additionally, the new ASU will require that the Partnership capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Partnership continues to evaluate the impact of the adoption of the new guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years; however early adoption is permitted. The Partnership does not believe this guidance will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. Upon adoption, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Partnership's consolidated statement of cash flows for all periods presented. Upon adoption, separate line items showing changes in restricted cash balances will be eliminated from the Partnership's consolidated statement of cash flows.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Partnership expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017.  Early application is permitted.  The Partnership is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
(3)     Investments in Real Estate and Real Estate Under Construction

The Partnership's real estate, net, consists of the following at December 31, 2016 and 2015:

	2016	2015
Real estate, at cost:
Buildings and building improvements	$644,173	$705,547
Land, land estates and land improvements	86,120	355,608
Fixtures and equipment	84	84
Construction in progress	825	367
Real estate intangibles:
In-place lease values	82,190	165,413
Tenant relationships	19,943	20,256
Above-market leases	2,628	4,031
Investment in real estate under construction	40,443	9,223
	876,406	1,260,529
Accumulated depreciation and amortization(1)	(236,930)	(255,024)
Real estate, net	$639,476	$1,005,505

(1)
Includes accumulated amortization of real estate intangible assets of $54,425 and $55,334 in 2016 and 2015, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $4,767 in 2017, $4,215 in 2018, $3,466 in 2019, $3,353 in 2020 and $3,339 in 2021.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $64 and $96, respectively as of December 31, 2016 and 2015. The estimated accretion for the next five years is $32 in 2017, $32 in 2018, $0 in 2019, $0 in 2020 and $0 in 2021.
The Partnership, through property owner subsidiaries, completed the following acquisition during 2016:

Property Type	Location	Acquisition	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value
Industrial	Romeoville, IL	Dec-16	$52,700	10/2031	$7,524	$40,167	$5,009

Life of intangible asset (years)							14.9

The Partnership, through property owner subsidiaries, completed the following build-to-suit transaction during 2015:

Property Type	Location	Acquisition	Initial Cost Basis	Lease Expiration	Land and Land Estates	Building and Improvements	Lease in-place Value
Industrial	Richland, WA	Nov-15	$152,000	08/2035	1,293	126,947	23,760

Life of intangible asset (years)							19.8

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In addition, during 2015, the Partnership acquired the office property collateral from the borrowers in Westmont, Illinois and Southfield, Michigan on two loans receivable that were impaired. The Partnership sold the Westmont, Illinois property in 2016.

The Partnership recognized aggregate acquisition and pursuit expenses of $359 and $85 in 2016 and 2015, respectively.

As of December 31, 2016, the Partnership had the following development arrangement outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment	Lease Term (Years)	Estimated Completion Date	GAAP Investment Balance as of 12/31/16
Charlotte, NC	Office	201	$62,445	15	2Q 17	$40,443

(4)     Sales of Real Estate, Discontinued Operations and Impairment

For the years ended December 31, 2016 and 2014, the Partnership disposed of its interests in certain properties generating aggregate net proceeds of $238,891, and $40,836, respectively, which resulted in gains on sales of $36,380 and $17,944, respectively. During 2016 and 2015, the Partnership recognized aggregate impairment charges of $72,072 and $787, respectively, relating to properties that were ultimately sold. The aggregate 2016 impairment charges related primarily to the sale of three land investments in New York, New York for $65,500. For the years ended December 31, 2016, the Partnership recognized debt satisfaction charges, net, relating to sold properties of $7,388. No properties were disposed of during the year ended December 31, 2015. At December 31, 2016 and 2015, the Partnership had no properties classified as held for sale.

In addition, the Partnership had a capitalized financing lease for a property located in Greenville, South Carolina, which was sold in 2014 for net proceeds of $11,491.

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

In 2014, the Partnership recognized a $2,500 loan loss on the loan receivable collateralized by the Southfield, Michigan property. During 2015 and 2014, the Partnership recognized aggregate interest income relating to impaired loans of $14 and $1,752, respectively.

(5)    Investments in and Advances to Non-Consolidated Entities

In July 2014, the Partnership acquired a 1.0% interest in an office property in Philadelphia, Pennsylvania for $263. The Partnership accounts for this investment under the cost basis of accounting.
On September 1, 2012, the Partnership acquired a 2% equity interest in Net Lease Strategic Assets Fund L.P. (“NLS”) for cash of $189 and the issuance of 457,211 limited partner units to Lexington.
The Partnership's carrying value in NLS at December 31, 2016 and 2015 was $5,224 and $5,622, respectively. The Partnership recognized net income from NLS of $302, $141 and $114 in equity in earnings from non-consolidated entities during 2016, 2015 and 2014, respectively. The Partnership contributed $81 and $1,643 to NLS in 2016 and 2015. In addition, the Partnership received distributions of $781, $636 and $738 from NLS in 2016, 2015 and 2014, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(6)    Fair Value Measurements

The following tables present the Partnership's assets and liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2015	(Level 1)	(Level 2)	(Level 3)
Impaired real estate asset*	$371	$—	$—	$371
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of December 31, 2016 and 2015:

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$315,616	$314,509	$632,705	$650,785

The fair value of the Partnership's debt is primarily estimated utilizing Level 3 inputs by using an estimated discounted cash flow analysis, based upon estimates of market interest rates.
The Partnership estimates the fair value of its real estate assets, including non-consolidated real estate assets, by using income and market valuation techniques. The Partnership may estimate fair values using market information such as broker opinions of value, recent sale offers or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Partnership has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Partnership under-estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over-estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.
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

(7)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Mortgages and notes payable	$169,958	$437,492
Unamortized debt issuance costs	(746)	(5,893)
	$169,212	$431,599

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Interest rates, including imputed rates, ranged from 4.0% to 6.5% at December 31, 2016 and the mortgages and notes payable mature between 2019 and 2026. Interest rates, including imputed rates, ranged from 4.0% to 6.5% at December 31, 2015. The weighted-average interest rate at December 31, 2016 and 2015 was approximately 4.7%.
In 2015, the Partnership obtained $110,000 of non-recourse secured financing on an industrial facility in Richland, Washington. The debt bears interest at a fixed rate of 4.0% and matures in January 2026.
Lexington, and the Partnership as co-borrower, have a $905,000 unsecured credit agreement with KeyBank National Association as agent. With lender approval, Lexington can increase the size of the facility to an aggregate $1,810,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$400,000 Revolving Credit Facility(1)	08/2019	LIBOR + 1.00%
$250,000 Term Loan(2)	08/2020	LIBOR + 1.10%
$255,000 Term Loan(3)	01/2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At December 31, 2016, the unsecured revolving credit facility had no amounts outstanding, $4,600 of letters of credit and availability of $395,400 subject to covenant compliance.

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

The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which Lexington was in compliance with at December 31, 2016.
In accordance with the guidance of ASU 2013-04, the Partnership recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility as it is a co-borrower with Lexington, as co-borrower debt in the accompanying balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $146,404 and $201,106 as of December 31, 2016 and 2015, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying consolidated statements of changes in partners’ capital.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

Scheduled principal and balloon payments for mortgages and notes payable and co-borrower debt for the next five years and thereafter are as follows:

Year ending December 31,	Total
2017	$1,054
2018	1,124
2019	32,548
2020	91,067
2021	82,506
Thereafter	108,063
$316,362
Unamortized debt issuance costs	(746)
$315,616

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Included in the Consolidated Statements of Operations, the Partnership recognized debt satisfaction charges, net of $33 and $357 for the years ended December 31, 2015, and 2014, respectively, due to the satisfaction of mortgages and notes payable. In addition, the Partnership capitalized $954, $152 and $60 in interest for the years ended 2016, 2015, and 2014, respectively.

(8)    Leases

Lessor:

Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2017	$65,008
2018	59,103
2019	50,008
2020	44,802
2021	41,117
Thereafter	405,828
$665,866

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

Lessee:

The Partnership holds, through property owner subsidiaries, leasehold interests in various properties. Generally, the ground rents on these properties are either paid directly by the tenants to the fee holder or reimbursed to the Partnership as additional rent. For certain of these properties, the Partnership has an option to purchase the fee interest.

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2017	$260
2018	260
2019	260
2020	260
2021	260
Thereafter	2,510
$3,810

Rent expense for the leasehold interests, including discontinued operations, was $286, $307 and $289 in 2016, 2015, and 2014, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(9)    Concentration of Risk

The Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2016, 2015, and 2014, the following tenants represented greater than 10% of rental revenues:

	2016	2015	2014
SM Ascott LLC(1)	11.2%	14.7%	15.9%
Tribeca Ascott LLC(1)	—%	12.6%	13.6%
AL-Stone Ground Tenant LLC(1)	—%	11.5%	12.4%
Preferred Freezer Services of Richland, LLC	11.4%	—%	—%

(1)
The Partnership net leased individual land parcels to the tenants listed above under non-cancellable 99-year (original term) leases. The improvements on these parcels are owned by the tenants and consist of three high-rise hotels located in New York, NY. The Partnership sold these assets in September 2016.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Partnership believes it mitigates this risk by investing in or through major financial institutions.

(10)    Related Party Transactions

The Partnership had the following related party transactions in addition to related party transactions discussed elsewhere in this report.
The Partnership had outstanding net advances owed from/(to) Lexington of $5,967 and $(3,232) as of December 31, 2016 and 2015, respectively. The advances are receivable/payable on demand. Lexington earned distributions of $64,319, $58,361 and $53,728 during 2016, 2015 and 2014, respectively. During 2015 and 2014, the Partnership issued 12,559,130 and 2,571,757 units, respectively, to Lexington to satisfy $112,286 and $27,981, respectively, of outstanding distributions and advances.
The Partnership was allocated interest and amortization expense by Lexington, in accordance with the Partnership agreement, relating to certain of its lending facilities of $11,392, $12,253 and $10,282 for the years ended December 31, 2016, 2015 and 2014, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $9,767, $8,618 and $7,335 for 2016, 2015 and 2014, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses, including from discontinued operations, of $764, $905 and $1,004 for the years ended December 31, 2016, 2015 and 2014, respectively, for aggregate fees and reimbursements charged by the affiliate.
The Partnership leases a property to an entity in which Vornado Realty Trust, a significant Lexington shareholder, has an interest. During 2016, 2015 and 2014, the Partnership recognized $236, $255 and $255, respectively, in rental revenue from this property.

In connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of Lexington's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services, for an investment in Charlotte, North Carolina, the Partnership agreed to reimburse the Chairman's affiliate up to approximately $7 for its expenses.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(11)    Commitments and Contingencies

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

The Partnership and Lexington are parties to a funding agreement under which Lexington may be required to fund distributions made on account of OP units. Pursuant to the funding agreement, the parties agreed that, if the Partnership does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount in accordance with the partnership agreement, Lexington will fund the shortfall. Payments under the agreement will be made in the form of loans to the Partnership and will bear interest at prevailing rates as determined by Lexington in its discretion, but no less than the applicable federal rate. The Partnership's right to receive these loans will expire if no OP units remain outstanding and all such loans repaid. No amounts have been advanced under this agreement.

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

In May 2014, the Partnership guaranteed $250,000 aggregate principal amount of 4.40% Senior Notes due 2024 (“2024 Senior Notes”) issued by Lexington at an issuance price of 99.883% of the principal amount and in June 2013, the Partnership guaranteed $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“2023 Senior Notes”) issued by Lexington at an issuance price of 99.026% of the principal amount, collectively the Senior Notes. The Senior Notes are unsecured, pay interest semi-annually in arrears and mature in June 2024 and 2023, respectively. Lexington may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 issued by Lexington. The notes paid interest semi-annually in arrears and were scheduled to mature in January 2030. As of December 31, 2016, the Partnership was relieved of its guarantee of the notes as all outstanding amounts under the notes were satisfied.

(12)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2016, 2015 and 2014, the Partnership paid $27,262, $28,191 and $27,199, respectively, for interest and $34, $60 and $161, respectively, for income taxes.
During 2016, the Partnership sold its interests in certain properties, which included the assumption by the buyers of the related non-recourse mortgage debt in the aggregate amount of $242,269.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(13)     Unaudited Quarterly Financial Data

This unaudited quarterly financial data for each of the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 is being amended from the amounts previously reflected in the respective Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission to correct an error in the treatment of a lease termination payment received in the quarter ended June 30, 2016 in the amount of $7,685. The lease termination payment was originally amortized over the life of the new tenant lease that necessitated the lease termination, but is now fully recognized in total gross revenues in the quarter ended June 30, 2016. The following summarizes the impact.

For the quarter ended March 31, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$34,439	$(339)	$34,100
Net income (loss)	$18,342	$(315)	$18,027
Net income (loss) per unit	$0.22	$—	$0.22

For the quarter ended June 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$33,437	$7,335	$40,772
Net income (loss)	$15,907	$6,847	$22,754
Net income (loss) per unit	$0.19	$0.08	$0.27

For the quarter ended September 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$30,908	$(350)	$30,558
Net income (loss)	$(60,901)	$(678)	$(61,579)
Net income (loss) per unit	$(0.73)	$(0.01)	$(0.74)

12/31/2016
Total gross revenues	$18,739
Net income (loss)	$16,877
Net income (loss) per unit	$0.20

	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Total gross revenues	$31,959	$32,301	$30,762	$32,979
Net income	$11,356	$11,163	$9,827	$9,969
Net income per unit	$0.16	$0.16	$0.13	$0.13

The sum of the quarterly per units amounts may not equal the full year amounts primarily because the computations of the weighted-average number of units of the Partnership outstanding for each quarter and the full year are made independently.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Little Rock, AR	$—	$1,353	$2,260	$3,613	$600	Dec-06	—	40
Office	Pine Bluff, AR	—	171	223	394	14	Sep-12	—	3 & 9
Office	Glendale, AZ	—	9,418	8,394	17,812	2,877	Sep-12	—	7, 10, 20 & 24
Office	Phoenix, AZ	—	5,585	36,923	42,508	4,417	Dec-12	—	10, 15, 17 & 40
Office	Tempe, AZ	—	—	13,086	13,086	2,016	Sep-12	—	5, 7, 10, 11, 15 & 36
Office	Tempe, AZ	—	—	9,442	9,442	3,171	Dec-05	—	30 & 40
Office	Tucson, AZ	—	681	4,037	4,718	754	Sep-12	—	7, 10 & 30
Office	Palo Alto, CA	43,285	12,398	16,977	29,375	20,664	Dec-06	—	40
Office	Centenial, CO	—	4,851	15,239	20,090	6,491	May-07	—	10 & 40
Office	Englewood, CO	—	2,207	27,851	30,058	3,896	Apr-13	2013	15, 19 & 40
Office	Louisville, CO	—	3,657	11,504	15,161	3,692	Sep-08	—	8, 9, 10, 11, 12 & 40
Office	Parachute, CO	—	1,400	10,751	12,151	884	Jan-14	—	19, 24 & 40
Office	Wallingford, CT	—	1,049	4,773	5,822	1,831	Dec-03	—	8 & 40
Office	Boca Raton, FL	19,365	4,290	17,160	21,450	5,953	Feb-03	—	40
Office	Lake Mary, FL	—	4,535	15,047	19,582	5,681	Jun-07	—	3, 4, 7, 10, 12, 15, 18 & 40
Office	Lake Mary, FL	—	4,438	15,294	19,732	5,704	Jun-07	—	3, 4, 7, 10, 15, 20 & 40
Office	Orlando, FL	9,309	3,538	9,863	13,401	6,049	Jan-07	—	5, 6, 12, 15, 25 & 40
Office	Tampa, FL	—	2,018	7,993	10,011	1,903	Sep-12	—	8, 25 & 27
Office	McDonough, GA	—	1,443	11,794	13,237	1,812	Sep-12	—	3, 9,10, 11 & 38
Office	McDonough, GA	—	693	6,405	7,098	1,115	Sep-12	—	6, 11 & 40
Office	Meridian, ID	8,883	2,255	7,797	10,052	1,741	Sep-12	—	7 & 37
Office	Lisle, IL	9,275	1,660	4,792	6,452	66	Dec-06	—	1, 3, 18 & 30
Office	Schaumburg, IL	—	5,007	22,340	27,347	4,736	Oct-13	—	7, 9, 20 & 30
Office	Columbus, IN	16,649	235	45,729	45,964	24,047	Dec-06	—	40
Office	Fishers, IN	—	2,808	19,373	22,181	6,323	Jun-07	—	3 - 40
Office	Indianapolis, IN	—	1,700	18,541	20,241	13,373	Apr-05	—	5, 6 - 40
Office	Lenexa, KS	34,981	6,909	41,684	48,593	12,565	Jul-08	—	5, 12, 13,14, 15 & 40
Office	Lenexa, KS	9,056	2,828	6,075	8,903	1,250	Sep-12	—	7, 12 & 37
Office	Overland Park, KS	33,503	4,769	41,956	46,725	14,376	Jun-07	—	12 & 40
Office	Baton Rouge, LA	—	1,252	11,085	12,337	4,437	May-07	—	3, 4, 6 & 40
Office	Oakland, ME	8,627	551	8,774	9,325	1,561	Sep-12	—	8, 12 & 40
Office	Auburn Hills, MI	—	4,416	30,012	34,428	2,665	Mar-15	—	6, 14 & 25
Office	Livonia, MI	—	935	13,714	14,649	2,802	Sep-12	—	2 - 34
Office	Kansas City, MO	15,968	2,433	20,154	22,587	6,884	Jun-07	—	12 & 40
Office	St Joseph, MO	—	607	14,004	14,611	1,914	Sep-12	2012	15 & 40
Office	Pascagoula, MS	—	618	3,677	4,295	728	Sep-12	—	1, 9 & 31
Office	Omaha, NE	—	2,058	32,343	34,401	2,892	Dec-13	—	20 & 40
Office	Omaha, NE	—	2,566	8,324	10,890	2,817	Nov-05	—	30 & 40
Office	Rockaway, NJ	—	4,646	23,143	27,789	6,391	Dec-06	—	12, 20 & 40
Office	Wall, NJ	14,816	8,985	26,961	35,946	13,621	Jan-04	—	22 & 40
Office	Whippany, NJ	13,219	4,063	19,711	23,774	8,207	Nov-06	—	20 & 40
Office	Las Vegas, NV	—	12,099	53,164	65,263	13,589	Dec-06	—	40
Office	Columbus, OH	—	1,594	10,481	12,075	1,572	Dec-10	—	40
Office	Columbus, OH	—	432	2,773	3,205	381	Jul-11	—	40
Office	Westerville, OH	—	2,085	9,411	11,496	3,087	May-07	—	5 & 40
Office	Eugene, OR	—	1,541	13,098	14,639	1,832	Dec-12	2012	7, 12, 15, 25 & 40
Office	Redmond, OR	—	2,064	8,316	10,380	1,554	Sep-12	—	6, 13 & 40
Office	Jessup, PA	—	2,520	17,678	20,198	3,091	Aug-12	2012	13, 15 & 40
Office	Philadelphia, PA	—	13,209	57,071	70,280	36,291	Jun-05	—	4 - 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Florence, SC	—	774	3,629	4,403	517	Feb-12	2012	12 & 40
Office	Fort Mill, SC	—	1,798	26,038	27,836	16,732	Nov-04	—	11, 15 & 40
Office	Fort Mill, SC	—	3,601	15,340	18,941	5,393	Dec-02	—	5, 11, 20 & 40
Office	Rock Hill, SC	—	551	4,313	4,864	611	May-11	—	40
Office	Kingsport, TN	—	513	403	916	201	Sep-12	—	5, 6 & 14
Office	Knoxville, TN	—	621	6,487	7,108	1,182	Sep-12	—	1, 5, 7, 20 & 40
Office	Knoxville, TN	—	1,079	11,351	12,430	6,876	Mar-05	—	9, 10, 11, 14 & 40
Office	Memphis, TN	—	5,291	97,032	102,323	25,269	Dec-06	—	13 & 40
Office	Allen, TX	—	5,591	25,421	31,012	8,950	May-11	—	6, 7, 11 & 25
Office	Arlington, TX	—	1,274	15,309	16,583	2,471	Sep-12	—	1, 10, 12 & 40
Office	Carrollton, TX	—	2,599	22,050	24,649	8,583	Jun-07	—	8 & 40
Office	Carrollton, TX	—	828	—	828	—	Jun-07	—	N/A
Office	Houston, TX	—	1,875	17,323	19,198	7,864	Apr-05	—	5, 10, 13, 15, 20 & 40
Office	Houston, TX	—	1,875	10,959	12,834	7,500	Apr-05	—	4, 13, 20 & 40
Office	Houston, TX	—	800	26,962	27,762	21,017	Apr-05	—	1, 10, 11 & 40
Office	Houston, TX	—	16,613	63,770	80,383	18,178	Mar-04	—	10 & 40
Office	Irving, TX	—	7,476	45,985	53,461	19,505	May-07	—	6 - 40
Office	Irving, TX	—	4,889	30,192	35,081	11,566	Jun-07	—	10, 12 & 40
Office	Lake Jackson, TX	196,512	4,357	74,127	78,484	260	Nov-16	2016	20 & 25
Office	Mission, TX	—	2,556	2,911	5,467	769	Sep-12	—	3, 8 & 35
Office	San Antonio, TX	—	2,800	15,619	18,419	11,829	Apr-05	—	6, 10, 11 & 40
Office	Westlake, TX	—	2,361	23,572	25,933	10,521	May-07	—	4 - 40
Office	Hampton, VA	—	2,333	11,354	13,687	4,779	Mar-00	—	2, 5, 10, 15 & 40
Office	Herndon, VA	—	5,127	24,640	29,767	9,913	Dec-99	—	9 - 40
Office	Herndon, VA	—	9,409	14,477	23,886	5,565	Jun-07	—	10, 25 & 40
Office	Midlothian, VA	—	1,100	12,707	13,807	7,835	Apr-05	—	6, 7, 15 & 40
Office	Richmond, VA	57,500	7,329	89,318	96,647	4,553	Dec-15	2015	10, 13, 14, 15 & 25
Office	Huntington, WV	—	1,368	9,527	10,895	1,594	Jan-12	2012	14 & 40
Industrial	Anniston, AL	—	1,201	16,771	17,972	1,579	Dec-14	—	8, 15 & 24
Industrial	Moody, AL	—	654	9,943	10,597	6,728	Feb-04	—	15 & 40
Industrial	Orlando, FL	—	1,030	10,869	11,899	3,065	Dec-06	—	40
Industrial	Tampa, FL	—	2,160	8,488	10,648	6,185	Jul-88	—	9 - 40
Industrial	Lavonia, GA	7,326	171	7,657	7,828	938	Sep-12	—	8, 12 & 40
Industrial	McDonough, GA	21,922	2,463	24,791	27,254	6,556	Dec-06	—	1, 9, 12 & 40
Industrial	Thomson, GA	—	909	7,746	8,655	622	May-15	2015	8, 15 & 25
Industrial	Des Moines, IA	—	1,528	14,247	15,775	2,539	Sep-12	—	5, 11 & 34
Industrial	Edwardsville, IL	—	4,593	34,251	38,844	—	Dec-16	—	17 & 25
Industrial	Rantoul, IL	—	1,304	32,562	33,866	2,684	Jan-14	2014	20, 21 & 40
Industrial	Rockford, IL	—	371	2,573	2,944	727	Dec-06	—	40
Industrial	Rockford, IL	—	509	5,289	5,798	1,450	Dec-06	—	40
Industrial	Romeoville, IL	—	7,524	40,166	47,690	138	Dec-16	—	17 & 25
Industrial	Plymouth, IN	—	254	8,025	8,279	1,247	Sep-12	—	3, 6, 12, 20 & 34
Industrial	Dry Ridge, KY	—	560	12,553	13,113	5,016	Jun-05	—	22 & 40
Industrial	Elizabethtown, KY	—	890	26,868	27,758	10,738	Jun-05	—	25 & 40
Industrial	Elizabethtown, KY	—	352	4,862	5,214	1,943	Jun-05	—	25 & 40
Industrial	Hopkinsville, KY	—	631	16,154	16,785	6,844	Jun-05	—	25 & 40
Industrial	Owensboro, KY	—	393	11,956	12,349	5,481	Jun-05	—	25 & 40
Industrial	Owensboro, KY	—	819	2,439	3,258	937	Dec-06	—	40
Industrial	Shreveport, LA	—	1,078	10,134	11,212	1,678	Jun-12	2012	8,10 & 40
Industrial	Shreveport, LA	19,000	860	21,840	22,700	5,346	Mar-07	—	40
Industrial	North Berwick, ME	3,426	1,383	35,659	37,042	8,696	Dec-06	—	10, 25 & 40
Industrial	Detroit, MI	—	1,133	25,009	26,142	1,301	Jan-16	—	10, 20 & 25
Industrial	Kalamazoo, MI	—	1,942	14,169	16,111	2,467	Sep-12	—	8, 9 & 40
Industrial	Marshall, MI	—	143	4,302	4,445	2,044	Sep-12	—	4, 6 & 10

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Industrial	Marshall, MI	—	40	2,236	2,276	1,009	Aug-87	—	9, 10, 12, 15, 20 & 40
Industrial	Plymouth, MI	—	2,296	13,608	15,904	5,606	Jun-07	—	30 & 40
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	263	Sep-12	—	3, 29 & 40
Industrial	Byhalia, MS	—	1,006	35,795	36,801	4,022	May-11	2011	25 & 40
Industrial	Canton, MS	—	5,077	71,289	76,366	6,043	Mar-15	—	8, 12, 25, & 51
Industrial	Olive Branch, MS	—	198	10,276	10,474	7,027	Dec-04	—	8, 15 & 40
Industrial	Henderson, NC	—	1,488	5,953	7,441	2,252	Nov-01	—	40
Industrial	High Point, NC	—	1,330	11,183	12,513	6,184	Jul-04	—	18 & 40
Industrial	Lumberton, NC	—	405	12,049	12,454	3,876	Dec-06	—	40
Industrial	Shelby, NC	—	1,421	18,862	20,283	3,887	Jun-11	2011	11, 20 & 40
Industrial	Statesville, NC	—	891	16,771	17,662	4,958	Dec-06	—	3, 15 & 40
Industrial	Durham, NH	—	3,464	18,094	21,558	5,880	Jun-07	—	40
Industrial	North Las Vegas, NV	—	3,244	21,732	24,976	1,685	Jul-13	2014	19, 20 & 40
Industrial	Erwin, NY	7,448	1,648	12,355	14,003	1,929	Sep-12	—	4, 8, 10 & 34
Industrial	Long Island City, NY	46,309	—	42,759	42,759	10,889	Mar-13	2013	15 & 25
Industrial	Chillicothe, OH	—	735	9,021	9,756	2,329	Oct-11	—	6, 15 & 26
Industrial	Cincinnati, OH	—	1,049	8,784	9,833	2,496	Dec-06	—	10, 14 & 40
Industrial	Columbus, OH	—	1,990	10,580	12,570	3,479	Dec-06	—	40
Industrial	Glenwillow, OH	—	2,228	24,530	26,758	6,578	Dec-06	—	40
Industrial	Hebron, OH	—	1,063	4,817	5,880	1,659	Dec-97	—	6, 10, 15, 20 & 40
Industrial	Hebron, OH	—	1,681	8,102	9,783	3,097	Dec-01	—	1, 2, 3, 5, 6, 10,15, 20 & 40
Industrial	Streetsboro, OH	17,304	2,441	25,092	27,533	8,024	Jun-07	—	12, 20, 25 & 40
Industrial	Wilsonville, OR	—	6,815	32,380	39,195	354	Sep-16	—	10, 16 & 25
Industrial	Bristol, PA	—	2,508	15,863	18,371	6,578	Mar-98	—	10, 16, 30 & 40
Industrial	Anderson, SC	—	4,663	44,987	49,650	1,099	Jun-16	2016	8, 20 & 25
Industrial	Chester, SC	8,055	1,629	8,470	10,099	1,341	Sep-12	—	9, 13 & 34
Industrial	Duncan, SC	—	884	8,626	9,510	2,174	Jun-07	—	40
Industrial	Laurens, SC	—	5,552	21,741	27,293	6,572	Jun-07	—	2, 4, 5, 20 & 40
Industrial	Crossville, TN	—	545	6,999	7,544	3,865	Jan-06	—	17 & 40
Industrial	Franklin, TN	—	—	5,673	5,673	2,134	Sep-12	—	1, 4 & 12
Industrial	Lewisburg, TN	—	173	10,865	11,038	905	May-14	—	12, 18 & 34
Industrial	Memphis, TN	—	1,054	11,538	12,592	11,440	Feb-88	—	8 &15
Industrial	Memphis, TN	—	1,553	12,326	13,879	3,791	Dec-06	—	40
Industrial	Millington, TN	—	723	19,383	20,106	11,093	Apr-05	—	9, 10, 16 & 40
Industrial	Arlington, TX	—	589	7,655	8,244	997	Sep-12	—	1, 12 & 40
Industrial	Brookshire, TX	—	2,388	16,614	19,002	1,360	Mar-15	—	5, 20 & 25
Industrial	Houston, TX	—	4,674	19,540	24,214	3,741	Mar-15	—	5, 10 & 20
Industrial	Houston, TX	—	15,055	57,949	73,004	6,764	Mar-13	—	11, 12, 16 & 35
Industrial	Missouri City, TX	—	14,555	5,895	20,450	3,930	Apr-12	—	7
Industrial	Waxahachie, TX	—	652	13,045	13,697	10,295	Dec-03	—	10, 16 & 40
Industrial	Winchester, VA	—	3,823	12,276	16,099	3,704	Jun-07	—	4 & 40
Industrial	Bingen, WA	—	—	18,075	18,075	2,406	May-14	2014	10, 13 & 40
Industrial	Richland, WA	110,000	1,293	126,947	128,240	6,127	Nov-15	—	10, 20 & 25
Industrial	Oak Creek, WI	—	3,015	15,300	18,315	975	Jul-15	2015	10, 20, & 25
Multi-tenanted	Phoenix, AZ	—	1,831	15,635	17,466	4,233	Nov-01	—	5 - 40
Multi-tenanted	Honolulu, HI	—	8,259	7,363	15,622	2,380	Dec-06	—	2, 3, & 5
Multi-tenanted	Foxborough, MA	—	1,174	13,478	14,652	8,224	Dec-04	—	16 & 40
Multi-tenanted	Southfield, MI	—	—	15,434	15,434	8,928	Jul-04	—	3, 7, 16, 25
Multi-tenanted	Temperance, MI	—	3,040	14,924	17,964	4,501	Jun-07	—	2, 5, & 40
Multi-tenanted	Bridgeton, MO	—	603	1,271	1,874	124	Dec-06	—	3 & 32
Multi-tenanted	Charleston, SC	7,090	1,189	9,127	10,316	3,847	Nov-06	—	25 & 40
Multi-tenanted	Florence, SC	—	3,235	13,141	16,376	5,490	May-04	—	3
Multi-tenanted	Rock Hill, SC	—	1,160	5,740	6,900	—	Mar-14	—	15, 19 & 37

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Multi-tenanted	Antioch, TN	—	3,847	12,500	16,347	2,379	May-07	—	5 - 40
Multi-tenanted	Memphis, TN	3,496	191	1,059	1,250	—	Nov-06	—	10 & 30
Multi-tenanted	Farmers Branch, TX	—	3,984	27,308	31,292	11,053	Jun-07	—	40
Multi-tenanted	Garland, TX	—	1,161	833	1,994	833	Sep-12	—	1
Other	Manteca, CA	546	2,082	6,464	8,546	1,860	May-07	—	23 & 40
Other	San Diego, CA	348	—	13,310	13,310	3,299	May-07	—	23 & 40
Other	Venice, FL	—	4,696	11,753	16,449	4,439	Jan-15	—	5 & 12
Other	Albany, GA	—	1,468	5,137	6,605	503	Oct-13	2013	15 & 40
Other	Atlanta, GA	—	1,014	269	1,283	329	Dec-06	—	40
Other	Atlanta, GA	—	870	187	1,057	268	Dec-06	—	40
Other	Cumming, GA	—	1,558	1,368	2,926	739	Dec-06	—	40
Other	Dunwoody, GA	—	770	186	956	260	Dec-06	—	40
Other	Forest Park, GA	—	668	1,242	1,910	493	Dec-06	—	40
Other	Jonesboro, GA	—	778	146	924	236	Dec-06	—	40
Other	Stone Mountain, GA	—	672	276	948	243	Dec-06	—	40
Other	Galesburg, IL	307	560	2,366	2,926	788	May-07	—	12 & 40
Other	Lawrence, IN	—	404	1,737	2,141	442	Dec-06	—	40
Other	Baltimore, MD	—	5,000	—	5,000	—	Dec-15	—	N/A
Other	Baltimore, MD	—	4,605	—	4,605	—	Dec-06	—	N/A
Other	Jefferson, NC	—	71	884	955	255	Dec-06	—	40
Other	Lexington, NC	—	832	1,429	2,261	358	Dec-06	—	40
Other	Thomasville, NC	—	208	561	769	89	Dec-06	—	40
Other	Vineland, NJ	—	2,698	12,790	15,488	909	Oct-14	—	3, 28 & 40
Other	Port Chester, NY	—	3,841	5,246	9,087	1,185	Dec-06	—	40
Other	Watertown, NY	514	386	5,162	5,548	1,564	May-07	—	23 & 40
Other	Canton, OH	—	884	3,534	4,418	1,336	Nov-01	—	40
Other	Lorain, OH	773	1,893	7,024	8,917	2,023	May-07	—	23 & 40
Other	Lawton, OK	—	663	1,288	1,951	489	Dec-06	—	40
Other	Tulsa, OK	—	445	2,433	2,878	2,508	Dec-96	—	14 & 24
Other	Chattanooga, TN	—	487	956	1,443	148	Dec-06	—	40
Other	Paris, TN	—	247	547	794	200	Dec-06	—	40
Other	Danville, VA	—	3,454	—	3,454	—	Oct-13	—	N/A
Other	Staunton, VA	—	1,028	326	1,354	104	Dec-06	—	40
Other	Edmonds, WA	—	—	3,947	3,947	1,211	Dec-06	—	40
Other	Fairlea, WV	361	501	1,985	2,486	545	May-07	—	12 & 40
Construction in progress		—	—	—	5,119	—
Deferred loan costs, net		(7,126)	—	—	—	—
		$738,047	$472,394	$3,055,659	$3,533,172	$844,931

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2016 for federal income tax purposes was approximately $4.4 billion.

	2016	2015	2014
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,789,711	$3,671,560	$3,812,294
Additions during year	291,004	478,717	210,143
Properties sold and impaired during the year	(527,597)	(343,976)	(347,569)
Other reclassifications	(19,946)	(16,590)	(3,308)
Balance at end of year	$3,533,172	$3,789,711	$3,671,560

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$812,207	$795,486	$775,617
Depreciation and amortization expense	128,384	124,618	119,156
Accumulated depreciation and amortization of properties sold and impaired during year	(86,428)	(106,268)	(98,698)
Other reclassifications	(9,232)	(1,629)	(589)
Balance at end of year	$844,931	$812,207	$795,486

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Phoenix, AZ	$—	$5,585	$36,923	$42,508	$4,417	Dec-12	—	10, 15, 17 & 40
Office	Centenial, CO	—	4,851	15,239	20,090	6,491	May-07	—	10 & 40
Office	Louisville, CO	—	3,657	11,504	15,161	3,692	Sep-08	—	8, 9, 10, 11, 12 & 40
Office	Wallingford, CT	—	1,049	4,773	5,822	1,831	Dec-03	—	8 & 40
Office	Boca Raton, FL	19,365	4,290	17,160	21,450	5,953	Feb-03	—	40
Office	Schaumburg, IL	—	5,007	22,340	27,347	4,736	Oct-13	—	7, 9, 20 & 30
Office	Overland Park, KS	33,503	4,769	41,956	46,725	14,376	Jun-07	—	12 & 40
Office	Baton Rouge, LA	—	1,252	11,085	12,337	4,437	May-07	—	3, 4, 6 & 40
Office	Fort Mill, SC	—	1,798	26,038	27,836	16,732	Nov-04	—	11, 15 & 40
Office	Fort Mill, SC	—	3,601	15,340	18,941	5,393	Dec-02	—	5, 11, 20 & 40
Office	Carrollton, TX	—	2,599	22,050	24,649	8,583	Jun-07	—	8 & 40
Office	Carrollton, TX	—	828	—	828	—	Jun-07	—	N/A
Office	Westlake, TX	—	2,361	23,572	25,933	10,521	May-07	—	4 - 40
Office	Herndon, VA	—	5,127	24,640	29,767	9,913	Dec-99	—	9 - 40
Industrial	Moody, AL	—	654	9,943	10,597	6,728	Feb-04	—	15 & 40
Industrial	Tampa, FL	—	2,160	8,488	10,648	6,185	Jul-88	—	9 - 40
Industrial	Romeoville, IL	—	7,524	40,166	47,690	138	Dec-16	—	17 & 25
Industrial	Marshall, MI	—	40	2,236	2,276	1,009	Aug-87	—	9, 10, 12, 15, 20 & 40
Industrial	Byhalia, MS	—	1,006	35,795	36,801	4,022	May-11	2011	25 & 40
Industrial	Olive Branch, MS	—	198	10,276	10,474	7,027	Dec-04	—	8, 15 & 40
Industrial	High Point, NC	—	1,330	11,183	12,513	6,184	Jul-04	—	18 & 40
Industrial	Shelby, NC	—	1,421	18,918	20,339	3,887	Jun-11	2011	11, 20 & 40
Industrial	Hebron, OH	—	1,063	4,817	5,880	1,659	Dec-97	—	6, 10, 15, 20 & 40
Industrial	Hebron, OH	—	1,681	8,102	9,783	3,097	Dec-01	—	1, 2, 3, 5, 6, 10,15, 20 & 40
Industrial	Bristol, PA	—	2,508	15,863	18,371	6,578	Mar-98	—	10, 16, 30 & 40
Industrial	Richland, WA	110,000	1,293	126,947	128,240	6,127	Nov-15	—	10, 20 & 25
Multi-tenanted	Honolulu, HI	—	8,259	7,363	15,622	2,380	Dec-06	—	2, 3, & 5
Multi-tenanted	Foxborough, MA	—	1,174	13,478	14,652	8,224	Dec-04	—	16 & 40
Multi-tenanted	Southfield, MI	—	—	15,434	15,434	8,928	Jul-04	—	3, 7, 16, 25
Multi-tenanted	Charleston, SC	7,090	1,189	9,127	10,316	3,847	Nov-06	—	25 & 40
Multi-tenanted	Florence, SC	—	3,235	13,141	16,376	5,490	May-04	—	3
Other	Albany, GA	—	1,468	5,137	6,605	503	Oct-13	2013	15 & 40
Other	Vineland, NJ	—	2,698	12,790	15,488	909	Oct-14	—	3, 28 & 40
Other	Tulsa, OK	—	445	2,433	2,878	2,508	Dec-96	—	14 & 24
Construction in progress		—	—	—	825	—
Deferred loan costs, net		(746)	—	—	—	—
		$169,212	$86,120	$644,257	$731,202	$182,505

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Partnership. The total cost basis of the Partnership's properties at December 31, 2016 for federal income tax purposes was approximately $0.9 billion.

	2016	2015	2014
Reconciliation of real estate, at cost:
Balance at the beginning of year	$1,061,606	$910,113	$892,621
Additions during year	49,417	152,280	58,511
Properties sold and impaired during year	(379,821)	(787)	(41,016)
Other reclassifications	—	—	(3)
Balance at end of year	$731,202	$1,061,606	$910,113

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$199,690	$176,167	$172,965
Depreciation and amortization expense	26,989	23,523	21,837
Accumulated depreciation and amortization of properties sold and impaired during year	(44,174)	—	(18,635)
Balance at end of year	$182,505	$199,690	$176,167

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Lexington Realty Trust:
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. As described below, management has identified a material weakness in our internal control over financial reporting. As a result, management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that the following represents a material weakness in internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management concluded that we did not maintain an effective control environment, specifically we did not design and maintain:
•sufficient written policies and procedures regarding our critical accounting policies and significant or unusual transactions; and
•appropriate and sufficient controls over the identification, authorization, analysis and communication to those charged with governance of critical accounting policies and significant or unusual transactions.
As a result, we did not have effective controls over the accounting for lease terminations.
These deficiencies in internal control resulted in a misstatement in rent receivable - deferred and gross revenues, rental in our consolidated financial statements for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016, which were disclosed as immaterial error corrections in note 20 to the consolidated financial statements as at and for the year ended December 31, 2016. However, the ineffectiveness of the design, implementation, and operation of the controls create a reasonable possibility that a material misstatement to the consolidated financial statements would not be detected on a timely basis. Accordingly, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016

Our independent registered public accounting firm, KPMG LLP, which audited the financial statements included in this Annual Report on Form 10-K that contain the disclosure required by this Item, independently assessed the effectiveness of the Company's internal control over financial reporting. KPMG LLP has issued an adverse report on the Company's internal control over financial reporting, which is included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.
Remediation Plan
Management, and our Board of Trustees, is focused on improving our processes and internal controls. Management, with the concurrence of the Audit Committee of our Board of Trustees has directed management to proceed with a remediation plan. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control referenced above. Specifically:
•Management will evaluate and revise our financial reporting process to ensure that our control environment, business processes and monitoring and personnel are fully aligned with our financial reporting objectives, with an emphasis on critical accounting policies and significant or unusual transactions.
•Management will improve the documentation of our system of internal control over financial reporting, specifically the application of critical accounting policies and identification of significant or unusual transactions, by establishing a policy guidance for the identification and critical accounting analysis of significant or unusual transactions.
•Management will design and maintain appropriate controls over the communication, review and authorization of significant or unusual transactions, including, appropriate oversight by our Board of Trustees and Audit Committee of our Board of Trustees, as applicable.
We intend to execute our remediation plan as soon as feasible. We will test the ongoing effectiveness of the new controls and will consider the material weakness remediated after the new controls operate effectively for a sufficient period of time. There is no assurance, however, that these measures will remediate the material weakness or ensure that our internal controls over financial reporting will be effective in the future.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the fourth quarter ended December 31, 2016, management identified the material weakness described above and will begin implementing the remediation efforts described above during the first quarter of fiscal 2017.
Lepercq Corporate Income Fund L.P.:
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Partnership’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of the Partnership’s management, including the Partnership’s general partner's President and Vice President and Treasurer, who are the Partnership’s Principal Executive Officer and the Partnership’s Principal Financial Officer, respectively. As described below, the Partnership’s the Partnership’s management has identified a material weakness in our internal control over financial reporting. As a result, management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that the following represents a material weakness in internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Partnership’s management concluded that the Partnership did not maintain an effective control environment, specifically we did not design and maintain:
•sufficient written policies and procedures regarding our critical accounting policies and significant or unusual transactions; and
•appropriate and sufficient controls over the identification, authorization, analysis and communication to those charged with governance of critical accounting policies and significant or unusual transactions.
As a result, the Partnership did not have effective controls over the accounting for lease terminations.
These deficiencies in internal control resulted in a misstatement in rent receivable - deferred and gross revenues, rental in the Partnership’s consolidated financial statements for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016, which were disclosed as immaterial error corrections in note 13 to the consolidated financial statements as at and for the year ended December 31, 2016. However, the ineffectiveness of the design, implementation, and operation of the controls create a reasonable possibility that a material misstatement to the consolidated financial statements would not be detected on a timely basis. Accordingly, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2016
Remediation Plan
The Partnership’s management, and Lexington’s Board of Trustees, is focused on improving the Partnership’s processes and internal controls. The Partnership’s management, with the concurrence of the Audit Committee of Lexington’s Board of Trustees has directed the Partnership’s management to proceed with a remediation plan. Accordingly, the Partnership’s management is in the process of developing and implementing a plan to remediate the deficiencies in internal control referenced above. Specifically:
•The Partnership’s management will evaluate and revise the Partnership’s financial reporting process to ensure that the Partnership’s control environment, business processes and monitoring and personnel are fully aligned with the Partnership’s financial reporting objectives, with an emphasis on critical accounting policies and significant or unusual transactions.
•The Partnership’s management will improve the documentation of the Partnership’s system of internal control over financial reporting, specifically the application of critical accounting policies and identification of significant or unusual transactions, by establishing a policy guidance for the identification and critical accounting analysis of significant or unusual transactions.
•The Partnership’s management will design and maintain appropriate controls over the communication, review and authorization of significant or unusual transactions, including, appropriate oversight by Lexington’s Board of Trustees and Audit Committee of Lexington’s Board of Trustees, as applicable.

The Partnership intends to execute its remediation plan as soon as feasible. The Partnership will test the ongoing effectiveness of the new controls and will consider the material weakness remediated after the new controls operate effectively for a sufficient period of time. There is no assurance, however, that these measures will remediate the material weakness or ensure that the Partnership’s internal controls over financial reporting will be effective in the future.
This Annual Report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. The Partnership’s management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to the permanent deferral adopted by the Securities and Exchange Commission that permits the Partnership to provide only management’s report.
Changes in Internal Control Over Financial Reporting
There were no changes to the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Subsequent to the fourth quarter ended December 31, 2016, the Partnership’s management identified the material weakness described above and will begin implementing the remediation efforts described above during the first quarter of fiscal 2017.
Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of Lexington

The following sets forth certain information relating to our executive officers:

Name	Business Experience
E. Robert Roskind Age 71
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

Richard J. Rouse Age 71
Mr. Rouse has served as our Vice Chairman since March 2008 and as our Chief Investment Officer since January 2003, and he previously served as one of our trustees from October 1993 to May 2010, our Co-Vice Chairman from December 2006 to March 2008, our President from October 1993 to April 1996 and our Co-Chief Executive Officer from October 1993 to January 2003. Mr. Rouse also serves as Vice President and a Director of Lex GP.

T. Wilson Eglin Age 52
Mr. Eglin has served as our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010. Mr. Eglin also serves as President and a Director of Lex GP.

Patrick Carroll Age 53
Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP. Mr. Carroll is a Certified Public Accountant. Mr. Carroll also serves as Vice President, Treasurer and a Director of Lex GP.

Joseph S. Bonventre Age 41
Mr. Bonventre has served as our General Counsel since 2004, one of our Executive Vice Presidents since 2008 and our Secretary since 2014. Prior to joining us in September 2004, Mr. Bonventre was an associate in the corporate department of the law firm now known as Paul Hastings LLP. Mr. Bonventre is admitted to practice law in the State of New York. Mr. Bonventre also serves as Vice President and Secretary of Lex GP.

Beth Boulerice Age 52
Ms. Boulerice has served as our Chief Accounting Officer since January 2011 and one of our Executive Vice Presidents since January 2013. Prior to joining us in January 2007, Ms. Boulerice was employed by First Winthrop Corporation and was the Chief Accounting Officer of Newkirk Realty Trust. Ms. Boulerice is a Certified Public Accountant. Ms. Boulerice also serves as Vice President of Lex GP.

The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference. Lex GP is the sole general partner of LCIF.

Item 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. Lex GP is the sole general partner of LCIF.

The Partnership does not have any employees, executive officers or board of directors.  Neither Lexington nor Lex GP receives any compensation for Lex GP’s services as the general partner of the Partnership.  Lex GP and Lex LP, however, as partners of the Partnership, have the same rights to allocations and distributions as other partners of the Partnership, as set forth in the partnership agreement of the Partnership.  In addition, the Partnership reimburses Lex GP and Lexington for all expenses incurred by them related to the ownership and operation of, or for the benefit of, the Partnership.  In the event that certain expenses are incurred for the benefit of the Partnership and other entities (including Lexington or its other subsidiaries), such expenses are allocated by Lexington, as sole equity owner of Lex GP, the general partner of the Partnership, to the Partnership in proportion to gross rental revenue.  Lexington has guaranteed the Partnership’s obligations in connection with the redemption of OP units pursuant to the partnership agreement of the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Additional information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference.

The following table indicates, as of the close of business on December 31, 2016, (a) the number of OP units beneficially owned by each person known by the Partnership to own in excess of five percent of the outstanding OP units and the number of OP units beneficially owned by the general partner of the Partnership and (b) the percentage such OP units represent of the total outstanding OP units. All OP units were owned directly on such date with sole voting and investment power unless otherwise indicated, calculated as set forth in footnote 1 to the table.

Name of Beneficial Owner	Number of OP Units Beneficially Owned (1)	Percentage of Class
Lexington (2)	79,891,802.5	96%
_________________________

(1)	For purposes of this table, a person is deemed to beneficially own any OP unit as of a given date which such person owns or has the right to acquire within 60 days after such date.

(2)	Lexington beneficially owns OP units through Lex GP and Lex LP. Lexington’s address is One Penn Plaza, Suite 4015, New York, NY 10119-4015.

None of the officers of Lex GP beneficially own any OP units.  Mr. Roskind is not an officer of Lex GP.  However, as of December 31, 2016, Mr. Roskind beneficially owned 1,474,296 OP units, which is approximately 2% of the class.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. In addition, certain information regarding related party transactions is set forth in note 16 to the Company's Consolidated Financial Statements and note 10 to the Partnership's Consolidated Financial Statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

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
Agreement and Plan of Merger dated as of December 23, 2013, by and among the Partnership and Lepercq Corporate Income Fund II L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 24, 2013)(1)

3.6	—
Sixth Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)(1)

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
Eight Supplemental Indenture, dated as of February 13, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 13, 2013)(1)

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

4.16	—	Indenture, dated as of May 9, 2014, among the Company, the Partnership and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.17	—
First Supplemental Indenture, dated as of May 20, 2014 among the Company, the Partnership and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)

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

10.5	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 24, 2010 (the “11/24/10 8-K/A”))(1, 4)
10.6	—	Form of 2010 Share Option Award Agreement (filed as Exhibit 10.2 to the 11/24/10 8-K/A)(1, 4)
10.7	—	Form of December 2010 Share Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011(1, 4)
10.8	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K)(1, 4)
10.9	—	Form of Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2012)(1, 4)
10.10	—
Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and T. Wilson Eglin (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 7, 2014 (the “09/30/14 10-Q”))(1, 4)

10.11	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and E. Robert Roskind (filed as Exhibit 10.2 to the 09/30/14 10-Q)(1, 4)
10.12	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and Richard J. Rouse (filed as Exhibit 10.3 to the 09/30/14 10-Q)(1, 4)
10.13	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and Patrick Carroll (filed as Exhibit 10.4 to the 09/30/14 10-Q)(1, 4)
10.14	—
Long-Term Nonvested Share Agreement dated as of January 12, 2012, between the Company and T. Wilson Eglin (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)(1, 4)

10.15	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4))
10.16	—	Form of 2015 Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 9, 2015)(1, 4)
10.17	—	Form of 2017 Nonvested Share Agreement (Performance and Service) (2, 4)
10.18	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.19	—	Funding Agreement, dated as of July 23, 2006, by and between LCIF and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.20	—
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
Credit Agreement, dated as of September 1, 2015, among the Company and LCIF, as borrowers, each of the financial institutions initially a signatory thereto together with their assignees pursuant to 12.5 therein, and KeyBank National Association, as agent (filed as Exhibit 10.1 to the Company's Current Report of Form 8-K filed on September 1, 2015)(1)

10.24	—	Ownership Limitation Waiver Agreement (BlackRock), dated as of November 18, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2010 (the “11/24/10 8-K”)(1)
10.25	—	First Amendment to Ownership Limitation Waiver Agreement (BlackRock), dated April 25, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)(1)
10.26	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.27	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.28	—
Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the Company's Current Report of Form 8-K filed on November 6, 2008)(1)

12.1	—	Lexington Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (2)
12.2	—	LCIF Statement of Computation of Ratio of Earnings to Fixed Charges (2)
14	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed on December 8, 2010)(1)
21	—	List of subsidiaries (2)
23	—	Lexington Consent of KPMG LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Lexington Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Lexington Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.3	—	LCIF Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.4	—	LCIF Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Lexington Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Lexington Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.3	—	LCIF Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.4	—	LCIF Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Realty Trust

Dated:	February 28, 2017	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	February 28, 2017	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President

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

Signature	Title

/s/ E. Robert Roskind E. Robert Roskind	Chairman of the Trust

/s/ Richard J. Rouse Richard J. Rouse	Vice Chairman, Chief Investment Officer and Trustee of the Trust and Vice President and a Director of the General Partner of the Partnership

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President and Trustee of the Trust and President and a Director of the General Partner of the Partnership (principal executive officer)

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Executive Vice President and Treasurer of the Trust and Vice President and Treasurer of the General Partner of the Partnership (principal financial officer)

/s/ Beth Boulerice Beth Boulerice	Executive Vice President and Chief Accounting Officer of the Trust and Vice President of the Partnership (principal accounting officer)

/s/ Harold First Harold First	Trustee of the Trust

/s/ Richard S. Frary Richard S. Frary	Trustee of the Trust

/s/ Lawrence L. Gray Lawrence L. Gray	Trustee of the Trust

/s/ Claire A. Koeneman Claire A. Koeneman	Trustee of the Trust
Each dated: February 28, 2017