Form 10-Q
period 2017-03-31
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2017-05-09
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017.
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

Lexington Realty Trust:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth
		(Do not check if a smaller reporting company)		company ☐
Lepercq Corporate Income Fund L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth
		(Do not check if a smaller reporting company)		company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Lexington Realty Trust	☐
Lepercq Corporate Income Fund L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Lexington Realty Trust	Yes ☐ No ☒
Lepercq Corporate Income Fund L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of Lexington Realty Trust's classes of common stock, as of the latest practicable date: 240,400,480 common shares of beneficial interest, par value $0.0001 per share, as of May 8, 2017.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2017, which we refer to as this Quarterly Report, of (1) Lexington Realty Trust, which we refer to as the Company or the Trust, and subsidiaries and (2) Lepercq Corporate Income Fund L.P., which we refer to as the Partnership or LCIF, and subsidiaries. Unless stated otherwise or the context otherwise requires, (1) “we,” “our,” and “us” refer collectively to the Company and its consolidated subsidiaries, including LCIF and its consolidated subsidiaries, and (2) LCIF or the Partnership refers to LCIF and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

The Company is the sole equity owner of (1) Lex GP-1 Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of March 31, 2017, approximately 96.0% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

OP units not owned by LXP are accounted for as partners’ capital in LCIF’s unaudited condensed consolidated financial statements and as noncontrolling interests in the Trust’s unaudited condensed consolidated financial statements.

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

To help investors understand the significant differences between the Trust and LCIF, this Quarterly Report separately presents the following for each of the Trust and LCIF: (1) the unaudited condensed consolidated financial statements and the notes thereto, (2) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (3) Part I, Item 4. Controls and Procedures, and (4) Exhibit 31 and Exhibit 32 certifications.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets:
Real estate, at cost	$3,577,239	$3,533,172
Real estate - intangible assets	574,570	597,294
Investments in real estate under construction	69,128	106,652
	4,220,937	4,237,118
Less: accumulated depreciation and amortization	1,193,639	1,208,792
Real estate, net	3,027,298	3,028,326
Assets held for sale	10,080	23,808
Cash and cash equivalents	177,301	86,637
Restricted cash	63,548	31,142
Investment in and advances to non-consolidated entities	62,963	67,125
Deferred expenses, net	32,431	33,360
Loans receivable, net	—	94,210
Rent receivable – current	6,622	7,516
Rent receivable – deferred	35,811	31,455
Other assets	30,651	37,888
Total assets	$3,446,705	$3,441,467

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$730,310	$738,047
Term loans payable, net	501,348	501,093
Senior notes payable, net	494,571	494,362
Trust preferred securities, net	127,121	127,096
Dividends payable	47,719	47,264
Liabilities held for sale	48	191
Accounts payable and other liabilities	44,326	59,601
Accrued interest payable	11,870	6,704
Deferred revenue - including below market leases, net	41,464	39,895
Prepaid rent	17,934	14,723
Total liabilities	2,016,711	2,028,976

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 240,394,082 and 238,037,177 shares issued and outstanding in 2017 and 2016, respectively	24	24
Additional paid-in-capital	2,819,058	2,800,736
Accumulated distributions in excess of net income	(1,502,217)	(1,500,966)
Accumulated other comprehensive income (loss)	259	(1,033)
Total shareholders’ equity	1,411,140	1,392,777
Noncontrolling interests	18,854	19,714
Total equity	1,429,994	1,412,491
Total liabilities and equity	$3,446,705	$3,441,467
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
Gross revenues:
Rental	$88,654	$103,220
Tenant reimbursements	7,445	8,057
Total gross revenues	96,099	111,277
Expense applicable to revenues:
Depreciation and amortization	(42,891)	(43,127)
Property operating	(12,116)	(12,078)
General and administrative	(9,457)	(7,775)
Non-operating income	2,621	2,867
Interest and amortization expense	(19,725)	(22,893)
Debt satisfaction charges, net	—	(162)
Impairment charges and loan loss	(7,992)	—
Gains on sales of properties	34,193	17,015
Income before provision for income taxes and equity in earnings of non-consolidated entities.	40,732	45,124
Provision for income taxes	(422)	(413)
Equity in earnings of non-consolidated entities	1,910	5,742
Net income	42,220	50,453
Less net income attributable to noncontrolling interests	(180)	(1,010)
Net income attributable to Lexington Realty Trust shareholders	42,040	49,443
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(71)	(90)
Net income attributable to common shareholders	$40,397	$47,781

Net income attributable to common shareholders - per common share basic	$0.17	$0.21
Weighted-average common shares outstanding – basic	237,179,526	232,642,803

Net income attributable to common shareholders - per common share diluted	$0.17	$0.20
Weighted-average common shares outstanding – diluted	241,088,049	238,885,171
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended March 31,
	2017	2016
Net income	$42,220	$50,453
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	1,292	(4,625)
Other comprehensive income (loss)	1,292	(4,625)
Comprehensive income	43,512	45,828
Comprehensive income attributable to noncontrolling interests	(180)	(1,010)
Comprehensive income attributable to Lexington Realty Trust shareholders	$43,332	$44,818
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months ended March 31, 2017		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2016	$1,412,491	$94,016	$24	$2,800,736	$(1,500,966)	$(1,033)	$19,714
Issuance of common shares and deferred compensation amortization, net	18,322	—	—	18,322	—	—	—
Dividends/distributions	(44,331)	—	—	—	(43,291)	—	(1,040)
Net income	42,220	—	—	—	42,040	—	180
Other comprehensive income	1,292	—	—	—	—	1,292	—
Balance March 31, 2017	$1,429,994	$94,016	$24	$2,819,058	$(1,502,217)	$259	$18,854

Three Months ended March 31, 2016		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2015	$1,462,531	$94,016	$23	$2,776,837	$(1,428,908)	$(1,939)	$22,502
Repurchase of common shares	(8,973)	—	—	(8,973)	—	—	—
Issuance of common shares and deferred compensation amortization, net	5,925	—	1	5,924	—	—	—
Dividends/distributions	(42,104)	—	—	—	(41,415)	—	(689)
Net income	50,453	—	—	—	49,443	—	1,010
Other comprehensive loss	(4,625)	—	—	—	—	(4,625)	—
Balance March 31, 2016	$1,463,207	$94,016	$24	$2,773,788	$(1,420,880)	$(6,564)	$22,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months ended March 31,
	2017	2016
Net cash provided by operating activities:	$57,438	$59,221
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(48,250)	(27,197)
Investment in real estate under construction	(42,298)	(20,812)
Capital expenditures	(3,330)	(1,325)
Net proceeds from sale of properties	90,823	57,898
Net proceeds from sale of non-consolidated investment	6,127	—
Principal payments received on loans receivable	88,794	70
Investments in and advances to non-consolidated entities	(1,293)	(14,977)
Distributions from non-consolidated entities in excess of accumulated earnings	371	6,850
Increase in deferred leasing costs	(1,671)	(1,230)
Change in restricted cash	(34,216)	(32,193)
Change in real estate deposits, net	12,229	(65)
Net cash provided by (used in) investing activities	67,286	(32,981)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(42,836)	(41,182)
Principal amortization payments	(7,913)	(7,120)
Principal payments on debt, excluding normal amortization	—	(8,130)
Change in revolving credit facility borrowings, net	—	(30,000)
Payment of developer liabilities	—	(3,851)
Change in deferred financing costs	(11)	99
Proceeds of mortgages and notes payable	—	57,500
Change in restricted cash	1,572	—
Cash distributions to noncontrolling interests	(1,040)	(689)
Issuance of common shares, net	16,168	3,751
Repurchase of common shares	—	(8,973)
Net cash used in financing activities	(34,060)	(38,595)
Change in cash and cash equivalents	90,664	(12,355)
Cash and cash equivalents, at beginning of period	86,637	93,249
Cash and cash equivalents, at end of period	$177,301	$80,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(1)	The Company and Financial Statement Presentation
Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland real estate investment trust (“REIT”) that owns a diversified portfolio of equity and, from time to time, debt investments in single-tenant commercial properties.
As of March 31, 2017, the Company had ownership interests in approximately 190 consolidated real estate properties, located in 39 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
As of March 31, 2017, the Company operated in a manner intended to enable it to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities historically prohibited for REITs in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. As such, the TRS are subject to federal income taxes on the income from these activities.
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, which are single purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, and (4) investments in joint ventures. References to “OP units” refer to units of limited partner interests in LCIF. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities. Each property owner subsidiary is a separate legal entity that maintains separate books and records. The assets and credit of each property owner subsidiary with a property subject to a mortgage loan are not available to creditors to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interests therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2017 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (“Annual Report”).
Basis of Presentation and Consolidation. The Company's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The financial statements reflect the accounts of the Company and its consolidated subsidiaries. The Company consolidates the wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not a primary beneficiary are accounted for under appropriate GAAP.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company determined that it was the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities, including LCIF, in which the Company has an approximate 96% interest. See the unaudited condensed consolidated financial statements of LCIF included within this Quarterly Report.
The Company has a joint venture limited partnership with a developer which is a consolidated VIE. In January 2017, the joint venture completed the development of an office campus in Lake Jackson, Texas. The Company currently has a 100% interest in the joint venture; however, the developer has certain protective rights, and, upon project close-out, the developer will be credited with a notional capital account for a profit interest and certain cost savings. As of March 31, 2017, the joint venture had $147,144 in real estate, net.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of March 31, 2017, the VIEs' mortgages and notes payable are non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Real estate, net	$784,797	$778,265
Total assets	$880,176	$899,801
Mortgages and notes payable, net	$362,820	$364,099
Total liabilities	$384,839	$395,332
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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
Revision to Previously Issued Financial Statements. During the quarter ended December 31, 2016, the Company corrected an immaterial error in the treatment of a lease termination payment received in the quarter ended June 30, 2016 in the amount of $7,685. The lease termination payment was originally amortized over the life of the new tenant lease that necessitated the lease termination. As corrected, the payment was fully recognized in the Company's total gross revenues in the quarter ended June 30, 2016.
The Company concluded that the error noted above was not material to any historical periods presented. However, in order to correctly present the treatment of the lease termination payment, management elected to revise previously issued financial statements in the Company's next subsequent periodic filing that included such financial statements. The following table shows the affected line items within the Company's unaudited condensed consolidated financial statements:

Quarter ended March 31, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$111,616	$(339)	$111,277
Net income (loss)	$50,792	$(339)	$50,453
Net income (loss) attributable to common shareholders	$48,107	$(326)	$47,781
Net income (loss) attributable to common shareholders - diluted per share	$0.21	$(0.01)	$0.20

Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. Leases are specifically excluded from this ASU and will be governed by the applicable lease codifications; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Company will adopt ASU 2014-09 effective January 1, 2018 and anticipates using the modified retrospective with cumulative-effective transition method. The Company is identifying applicable revenue streams and continues to evaluate the impact of the adoption of the new guidance on its unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months. The accounting applied to lessors under this new guidance is largely unchanged from prior guidance. Lessors in most cases will continue to record operating leases as operating leases and recognize lease income from those leases generally on a straight-line basis over the lease term. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for the Company's future obligations under its ground lease arrangements for which the Company is the lessee. Additionally, the new ASU will require that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; with early adoption permitted. The Company continues to evaluate the impact of the adoption of the new guidance on its unaudited condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this new guidance on January 1, 2017. This new guidance did not have a material impact on the Company's unaudited condensed consolidated financial statements. The Company has made an accounting policy election to account for share-based award forfeitures in compensation costs when they occur.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years; however early adoption is permitted. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. Upon adoption, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Company's unaudited condensed consolidated statement of cash flows for all periods presented. Upon adoption, separate line items showing changes in restricted cash balances will be eliminated from the Company's unaudited condensed consolidated statement of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

has a contractual obligation to share in the losses. The non-vested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
BASIC
Net income attributable to common shareholders	$40,397	$47,781
Weighted-average number of common shares outstanding - basic	237,179,526	232,642,803

Net income attributable to common shareholders - per common share basic	$0.17	0.21

DILUTED
Net income attributable to common shareholders - basic	$40,397	$47,781
Impact of assumed conversions	(19)	1,046
Net income attributable to common shareholders	$40,378	$48,827

Weighted-average common shares outstanding - basic	237,179,526	232,642,803
Effect of dilutive securities:
Share options	136,881	132,191
6.00% Convertible Guaranteed Notes	—	1,941,237
OP Units	3,771,642	3,820,192
Nonvested common shares	—	348,748
Weighted-average common shares outstanding - diluted	241,088,049	238,885,171

Net income attributable to common shareholders - per common share diluted	$0.17	$0.20
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(3)	Investments in Real Estate and Real Estate Under Construction
The Company completed the following acquisition and build-to-suit arrangements during the three months ended March 31, 2017:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below Market Lease Intangible
Office	Lake Jackson, TX (1)	January 2017	$70,401	10/2036	$3,078	$67,323	$—	$—
Industrial	New Century, KS	February 2017	12,056	01/2027	—	13,198	1,648	(2,790)
Industrial	Lebanon, IN	February 2017	36,194	01/2024	2,100	29,443	4,651	—
			$118,651		$5,178	$109,964	$6,299	$(2,790)
(1) Completed the construction of the final building of a four-building project. Initial basis excludes estimated developer partner payout of approximately $8,000.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company recognized aggregate transaction costs of $186 and $146 for the three months ended March 31, 2017 and 2016, respectively, which are included as property operating expenses within the Company's unaudited condensed consolidated statements of operations.
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
As of March 31, 2017, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet (000's)	Maximum Commitment/Estimated Completion Cost	Lease Term (Years)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 3/31/2017
Charlotte, NC	Office	201	$62,445	15	2Q 17	$49,210
Opelika, AL	Industrial	165	37,000	25	2Q 17	19,918
		366	$99,445			$69,128

As of March 31, 2017 and December 31, 2016, the Company's aggregate investment in development arrangements was $69,128 and $106,652, respectively, which included $1,683 and $3,442 of capitalized interest, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.
In addition, as of March 31, 2017, the Company had the following forward purchase commitments:

Location	Square Feet (000's)	Property Type	Maximum Acquisition Cost	Estimated Acquisition Date	Approximate Lease Term (Yrs)
Grand Prairie, TX	215	Industrial	$24,725	2Q 17	20
Warren, MI (1)	260	Industrial	47,000	3Q 17	15
	475		$71,725
(1) The Company issued a $4,600 letter of credit to secure its obligation to purchase the property.
The Company can give no assurances that any of these development arrangements or forward purchase commitments will be consummated or, if consummated, will perform to the Company's expectations.

(4)	Property Dispositions and Real Estate Impairment
During the three months ended March 31, 2017, the Company sold its interests in various properties for an aggregate gross sales price of $92,756. During the three months ended March 31, 2016, the Company disposed of its interest in various properties for an aggregate gross sales price of $58,225 and disposed of its interest in a vacant parcel of land for a gross sales price of $400.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

During the three months ended March 31, 2017 and 2016, the Company recognized aggregate gains on sales of properties of $34,193 and $17,015, respectively. In addition, during the three months ended March 31, 2016, the Company recognized a debt satisfaction charge of $162 relating to a sold property. During the three months ended March 31, 2017, the Company recognized aggregate impairment charges of $2,698 relating to properties that were sold.
As of March 31, 2017 and December 31, 2016, the Company had one property and two properties, respectively, classified as held for sale.
Assets and liabilities of held for sale properties as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Assets:
Real estate, at cost	$6,011	$25,957
Real estate, intangible assets	5,589	7,789
Accumulated depreciation and amortization	(2,319)	(13,346)
Rent receivable - deferred	799	1,715
Other assets	—	1,693
	$10,080	$23,808

Liabilities:
Other	$48	$191
	$48	$191
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. Other than properties sold during the three months ended March 31, 2017, no properties were impaired during the three months ended March 31, 2017 and 2016.

(5)	Loans Receivable
As of March 31, 2017, the Company's loans receivable were fully satisfied. As of December 31, 2016, the Company's loans receivable were comprised primarily of mortgage loans on real estate.
The following is a summary of the Company's loans receivable as of December 31, 2016:

	Loan carrying-value(1)
Loan	12/31/2016	Interest Rate	Maturity Date
Kennewick, WA(2)	$85,709	9.00%	05/2022
Oklahoma City, OK(3)	8,501	11.50%	03/2016
	$94,210

(1)	Loan carrying value includes accrued interest and is net of origination costs, if any.

(2)
Loan provided for a current pay rate of 8.75%, an accrual rate of 9.0% and a balloon of $87,245 at maturity. During the three months ended March 31, 2017, the loan was assigned to a third party for 94% of its principal balance. The Company recognized a $5,294 loan loss on the transaction.

(3)
In June 2015, the Company loaned a tenant-in-common $8,420. The loan was secured by the tenant-in-common's interest in an office property, in which the Company had a 40% tenant-in-common interest. The loan was satisfied in full as of March 31, 2017. The Company incurred professional fees of $376 to collect this loan. Such fees are included in general and administrative expenses on the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 2017.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$550	$—	$550	$—
Interest rate swap liabilities	$(291)	$—	$(291)	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$44	$—	$44	$—
Impaired real estate assets*	$15,801	$—	$—	$15,801
Interest rate swap liabilities	$(1,077)	$—	$(1,077)	$—
*Represents a non-recurring fair value measurement.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$—	$—	$94,210	$94,911

Liabilities
Debt	$1,853,350	$1,809,077	$1,860,598	$1,814,824
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2017 and December 31, 2016, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company estimated the fair values of its loans receivable utilizing Level 3 inputs by using a discounted cash flow analysis consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use and/or the estimated value of the underlying collateral.
The fair value of the Company's debt is primarily estimated utilizing Level 3 inputs by using a discounted cash flow analysis, based upon estimates of market interest rates, except for the Company's senior notes payable. The Company determines the fair value of its senior notes payable using market prices. The inputs used in determining the fair value of these notes are categorized as Level 1 due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized as Level 2 if trading volumes are low.
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

(7)	Investment in and Advances to Non-Consolidated Entities
As of March 31, 2017, the Company had ownership interests ranging from 15% to 25% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $46,885 at March 31, 2017 (the Company's proportionate share was $8,441) with rates ranging from 3.7% to 4.7%. In February 2017, the Company sold its 40% tenant-in-common interest in the Oklahoma City, Oklahoma office property for $6,198. In January 2016, the Company received $6,681 in connection with the sale of a non-consolidated office property in Russellville, Arkansas. The Company recognized gains of $1,452 and $5,378, respectively, relating to these sales, which are included in equity in earnings of non-consolidated entities.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of March 31, 2017, the Company had a 25% equity interest in the joint venture. The joint venture completed the project during 2016 for a total construction cost of $79,964. The Company is contractually obligated to provide construction financing to the joint venture up to $56,686, of which $47,303 had been funded as of March 31, 2017. The property is net leased for a 20-year term.

(8)	Debt
The Company had the following mortgages and notes payable outstanding as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Mortgages and notes payable	$737,260	$745,173
Unamortized debt issuance costs	(6,950)	(7,126)
	$730,310	$738,047
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at March 31, 2017 and December 31, 2016 and the mortgages and notes payables mature between 2017 and 2036 as of March 31, 2017. The weighted-average interest rate was 4.7% and 4.6% at March 31, 2017 and December 31, 2016, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company had the following senior notes outstanding as of March 31, 2017 and December 31, 2016:

Issue Date	March 31, 2017	December 31, 2016	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized discount	(1,712)	(1,780)
Unamortized debt issuance cost	(3,717)	(3,858)
	$494,571	$494,362
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

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At March 31, 2017, the revolving credit facility had no borrowings outstanding, $4,600 of letters of credit and availability of $395,400, subject to covenant compliance.

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

(4)	The aggregate unamortized debt issuance costs for the term loans were $3,652 and $3,907 as of March 31, 2017 and December 31, 2016, respectively.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at March 31, 2017.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, were open for redemption at the Company's option commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of March 31, 2017 and December 31, 2016, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,999 and $2,024, respectively, of unamortized debt issuance costs.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2017 and 2016.
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $234 will be reclassified as an increase to interest expense.
As of March 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017		As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$550	Other Assets	$44
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(291)	Accounts Payable and Other Liabilities	$(1,077)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016.

Derivatives in Cash Flow	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion) March 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
Hedging Relationships	2017	2016		2017	2016
Interest Rate Swaps	$688	$(5,691)	Interest expense	$604	$1,066
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2017, the Company had not posted any collateral related to the agreements.

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2017 and 2016, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the three months ended March 31, 2017, the Company issued 1,593,603 common shares under its At-The-Market offering program and generated aggregate gross proceeds of $17,362. During the three months ended March 31, 2016, the Company issued 577,823 common shares under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $4,115.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

During the three months ended March 31, 2017 and 2016, the Company granted common shares to certain employees and trustees as follows:

	Three Months ended March 31,
	2017	2016
Performance Shares(1)
Shares granted:
Index	106,706	404,466
Peer	106,705	404,463

Grant date fair value per share:(2)
Index	$6.82	$4.53
Peer	$6.34	$4.58

Non-Vested Common Shares:(3)
Shares issued	237,560	225,090
Grant date fair value	$2,551	$1,724

Non-management Board of Trustee grant:(4)
Shares issued	17,500	17,500
Grant date fair value	$190	$131

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2017, the Company issued an additional 326,929 performance shares, which are subject to shareholder approval.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

(4)	Annual grant and shares vested upon grant.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the three months ended March 31, 2016, the Company repurchased 1,184,113 common shares, at an average price of $7.56 per common share. No repurchases occurred in the three months ended March 31, 2017.
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Three Months ended March 31,
	2017	2016
Balance at beginning of period	$(1,033)	$(1,939)
Other comprehensive income (loss) before reclassifications	688	(5,691)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	604	1,066
Balance at end of period	$259	$(6,564)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
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
As of March 31, 2017, there were approximately 3,350,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

(12)	Related Party Transactions
In connection with efforts to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provides that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds.  As of March 31, 2017, the joint venture has not received any such funds and the Company has not recorded any liability related to this guaranty. The maximum amount of funds that would be subject to the guaranty obligation is $18,000.
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
The Company and LCIF are parties to a funding agreement under which the Company may be required to fund distributions made on account of LCIF's OP units. Pursuant to the funding agreement, the parties agreed that, if LCIF does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount in accordance with the partnership agreement, Lexington will fund the shortfall. Payments under the agreement will be made in the form of loans to LCIF and will bear interest at prevailing rates as determined by the Company in its discretion, but no less than the applicable federal rate. LCIF's right to receive these loans will expire if no OP units remain outstanding and all such loans repaid. No amounts have been advanced under this agreement.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
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
GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender seeks approximately $9,200 in order to satisfy the outstanding amount of the loan, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto. The Company has not recorded any liability relating to this litigation as of March 31, 2017 as the Company believes that a loss contingency is “reasonably possible” (as defined by FASB ASC 450-20-20) but not “probable” (as defined by FASB ASC 450-20-20).
The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement. The limited guaranty provides that the guarantor's liability for the guaranteed obligations shall not exceed $10,000, which the Company believes is its maximum exposure to loss. The Company intends to vigorously defend the lender’s claim.  The Company filed a motion to dismiss, which was generally denied. The parties are presently in the discovery phase, with document productions ongoing and with fact and expert depositions currently expected to be conducted and completed later this year.
The lender also brought a foreclosure action against the property owner subsidiary. A foreclosure sale was held September 13, 2016 and the lender acquired the property for a nominal amount.
During the three months ended March 31, 2017, the Company incurred $984 in legal costs relating to this litigation, which are included in general and administrative expense on the Company's unaudited condensed consolidated statement of operations.

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2017 and 2016, the Company paid $14,351 and $17,002, respectively, for interest and $548 and $169, respectively, for income taxes.

(15)	Subsequent Events
Subsequent to March 31, 2017 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company sold two properties to unrelated third parties for an aggregate gross sales price of $17,107.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	March 31, 2017	December 31, 2016
Assets:
Real estate, at cost	$716,550	$731,202
Real estate - intangible assets	104,050	104,761
Investment in real estate under construction	49,210	40,443
	869,810	876,406
Less: accumulated depreciation and amortization	236,762	236,930
Real estate, net	633,048	639,476
Cash and cash equivalents	47,027	52,031
Restricted cash	1,540	1,545
Investment in and advances to non-consolidated entities	5,547	5,526
Deferred expenses, net	4,844	5,070
Rent receivable - current	486	358
Rent receivable - deferred	18,370	17,449
Related party advances, net	—	5,967
Other assets	1,763	1,182
Total assets	$712,625	$728,604

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$168,914	$169,212
Co-borrower debt	98,593	146,404
Related party advances, net	1,910	—
Accounts payable and other liabilities	3,012	3,559
Accrued interest payable	503	673
Deferred revenue - including below market leases, net	954	1,003
Distributions payable	16,916	16,916
Prepaid rent	3,775	3,214
Total liabilities	294,577	340,981

Commitments and contingencies
Partners' capital	418,048	387,623
Total liabilities and partners' capital	$712,625	$728,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except unit data)

	Three months ended March 31,
	2017	2016
Gross revenues:
Rental	$17,308	$31,595
Tenant reimbursements	1,973	2,505
Total gross revenues	19,281	34,100
Expense applicable to revenues:
Depreciation and amortization	(9,172)	(9,438)
Property operating	(3,557)	(4,202)
General and administrative	(1,439)	(2,073)
Non-operating income	229	—
Interest and amortization expense	(3,407)	(8,316)
Impairment charges	(2,497)	—
Gains on sales of properties	—	7,839
Income (loss) before provision for income taxes and equity in earnings of non-consolidated entities	(562)	17,910
Provision for income taxes	(8)	(19)
Equity in earnings of non-consolidated entities	100	136
Net income (loss)	$(470)	$18,027
Net income (loss) per unit	$(0.01)	$0.22
Weighted-average units outstanding	83,241,396	83,241,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited and in thousands, except unit amounts)

Three Months ended March 31, 2017	Units	Partners' Capital
Balance December 31, 2016	83,241,396	$387,623
Changes in co-borrower debt allocation	—	47,811
Distributions	—	(16,916)
Net loss	—	(470)
Balance March 31, 2017	83,241,396	$418,048

Three Months ended March 31, 2016
Balance December 31, 2015	83,241,396	$461,657
Changes in co-borrower debt allocation	—	1,532
Distributions	—	(16,493)
Net income	—	18,027
Balance March 31, 2016	83,241,396	$464,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months ended March 31,
	2017	2016
Net cash provided by operating activities	$9,887	$9,246
Cash flows from investing activities:
Investments in real estate under construction	(8,761)	(5,745)
Capital expenditures	(638)	(228)
Net proceeds from the sale of properties	3,889	29,817
Investment in and advances to non-consolidated entities	(175)	—
Distributions from non-consolidated entities in excess of accumulated earnings	154	176
Increase in deferred leasing costs	(1)	(469)
Change in restricted cash	5	(29,847)
Real estate deposits	(2)	—
Net cash used in investing activities	(5,529)	(6,296)
Cash flows from financing activities:
Distributions to partners	(16,916)	(9,617)
Principal amortization payments	(323)	(362)
Increase in deferred financing costs	—	(79)
Related party advances (payments), net	7,877	787
Net cash used in financing activities	(9,362)	(9,271)
Change in cash and cash equivalents	(5,004)	(6,321)
Cash and cash equivalents, at beginning of period	52,031	19,130
Cash and cash equivalents, at end of period	$47,027	$12,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. As of March 31, 2017, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96% of the outstanding units of the Partnership.

As of March 31, 2017, the Partnership had ownership interests in 32 consolidated real estate properties, located in 21 states. The properties in which the Partnership has an interest are leased to tenants in various industries.

The assets and credit of each property owner subsidiary of the Partnership with a property subject to a mortgage loan are not available to creditors to satisfy the debt and the other obligations of any other person, including any other property owner subsidiary of the Partnership or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interests therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2017 have been prepared by the Partnership in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (“Annual Report”).

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

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests classified as common stock of Lexington, par value $0.0001 per share ("common shares"), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of March 31, 2017, Lexington's common shares had a closing price of $9.98 per share. The estimated fair value of these units was $37,641, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $16,916 ($0.20 per weighted-average unit) and $16,493 ($0.20 per weighted-average unit) to its partners during the three months ended March 31, 2017 and 2016, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

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

Co-borrower Debt. The Partnership is subject to ASC 405-40, which requires recognition of such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors.
Revision to Previously Issued Financial Statements. During the quarter ended December 31, 2016, the Partnership corrected an immaterial error in the treatment of a lease termination payment received in the quarter of June 30, 2016 in the amount of $7,685. The lease termination payment was originally amortized over the life of the new tenant lease that necessitated the lease termination. As corrected, the payment was fully recognized in the Partnership's total gross revenues in the quarter ended June 30, 2016.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

The Partnership concluded that the error noted above was not material to any historical periods presented. However, in order to correctly present the treatment of the lease termination payment, management elected to revise previously issued financial statements in the Partnership's next subsequent periodic filing that included such financial statements. The following table shows the affected line items within the Partnership's unaudited condensed consolidated financial statements:

For the quarter ended March 31, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$34,439	$(339)	$34,100
Net income (loss)	$18,342	$(315)	$18,027
Recently Issued Accounting Guidance. In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Partnership will adopt ASU 2014-09 effective January 1, 2018 and anticipates using the modified retrospective with cumulative-effective transition method. The Partnership is identifying applicable revenue streams and continues to evaluate the impact of the adoption of the new guidance on its unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. The accounting applied to lessors under this new guidance is largely unchanged from prior guidance. Lessors in most cases will continue to record operating leases as operating leases and recognize lease income from these leases generally on a straight-line basis over the lease term. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease arrangements for which the Partnership is the lessee. Additionally, the new ASU will require that the Partnership capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Partnership continues to evaluate the impact of the adoption of the new guidance on its unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years; however early adoption is permitted. The Partnership does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. Upon adoption, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Partnership's unaudited condensed consolidated statement of cash flows for all periods presented. Upon adoption, separate line items showing changes in restricted cash balances will be eliminated from the Partnership's unaudited condensed consolidated statement of cash flows.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Partnership expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for these acquisitions that are not businesses will be capitalized rather than expensed.
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
(2)     Real Estate and Real Estate Under Construction

As of March 31, 2017, the Partnership had the following development arrangement outstanding:

Location	Property Type	Square Feet (000's)	Expected Maximum Commitment	Lease Term (Years)	Estimated Completion Date	GAAP Investment Balance as of 3/31/17(1)
Charlotte, NC	Office	201	$62,445	15	2Q 17	$49,210
(1)    Includes $1,455 of capitalized interest.

The Partnership can give no assurances that this development arrangement will be consummated or, if consummated, will perform to the Partnership's expectations.

During the three months ended March 31, 2017, the Partnership sold its interest in a vacant office property for a gross sale price of $4,130 and recognized an impairment charge of $2,497. During the three months ended March 31, 2016, the Partnership sold its interest in a property for a gross sale price of $30,050 and a vacant land parcel for $400. The Partnership recognized gains on sales of properties of $7,839 during the three months ended March 31, 2016.

The Partnership assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. Other than the property sold during the three months ended March 31, 2017, no properties were impaired during the three months ended March 31, 2017 and 2016.
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
The Partnership's carrying value in NLS at March 31, 2017 and December 31, 2016 was $5,246 and $5,224, respectively. The Partnership recognized net income from NLS of $97 and $131 in equity in earnings from non-consolidated entities during the three months ended March 31, 2017 and 2016, respectively. The Partnership contributed $175 to NLS during the three months ended March 31, 2017. In addition, the Partnership received distributions of $250 and $308 from NLS during the three months ended March 31, 2017 and 2016, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

(4)    Fair Value Measurements

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$267,507	$266,383	$315,616	$314,509

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

(5)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Mortgages and notes payable	$169,634	$169,958
Unamortized debt issuance costs	(720)	(746)
	$168,914	$169,212
Interest rates, including imputed rates, ranged from 4.0% to 6.5% at March 31, 2017 and December 31, 2016, and the mortgages and notes payable mature between 2019 and 2026. The weighted-average interest rate at March 31, 2017 and December 31, 2016 was approximately 4.7%.

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

(1)
Maturity date can be extended to August 2020 at the Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At March 31, 2017, the revolving credit facility had no borrowings outstanding, $4,600 of letters of credit and availability of $395,400 subject to covenant compliance.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at March 31, 2017.
In accordance with the guidance of ASC 405-40, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above-mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $98,593 and $146,404 as of March 31, 2017 and December 31, 2016, respectively. Non-cash changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

(6)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2017 and 2016, the following tenants represented greater than 10% of rental revenues:

	2017	2016
Preferred Freezer Services of Richland, LLC	19.0%	10.4%
SM Ascott LLC(1)	N/A	13.7%
Tribeca Ascott LLC(1)	N/A	11.8%
AL-Stone Ground Tenant LLC(1)	N/A	10.8%

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
The Partnership had outstanding net advances owed from (to) Lexington of $(1,910) and $5,967 as of March 31, 2017 and December 31, 2016, respectively. The advances are payable on demand.
Lexington earned distributions of $16,287 and $15,876 during the three months ended March 31, 2017 and 2016, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $1,811 and $3,137 for the three months ended March 31, 2017 and 2016, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $1,418 and $2,124 for the three months ended March 31, 2017 and 2016, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $170 and $204 for the three months ended March 31, 2017 and 2016, respectively, for aggregate fees and reimbursements charged by the affiliate.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016
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

The Partnership and Lexington are parties to a funding agreement under which Lexington may be required to fund distributions made on account of OP units. Pursuant to the funding agreement, if the Partnership does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount in accordance with the partnership agreement, Lexington is required to fund the shortfall. Payments under the agreement will be made in the form of loans to the Partnership and will bear interest at prevailing rates as determined by Lexington in its discretion, but no less than the applicable federal rate. The Partnership's right to receive these loans will expire if no OP units remain outstanding and all such loans are repaid. No amounts had been advanced under this funding agreement.

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

(9)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2017 and 2016, the Partnership paid (received) $3,869 and $7,585, respectively, for interest and $45 and $(40), respectively, for income taxes.
(10)    Subsequent Events

Subsequent to March 31, 2017 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Partnership sold a property to an unrelated third party for a gross sales price of $3,461.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. When we use the terms the “Partnership” or “LCIF”, we mean Lepercq Corporate Income Fund L.P. and all entities owned by it, including non-consolidated entities, except where it is clear that the term means only LCIF. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2017. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the three months ended March 31, 2017 and 2016, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company and the Partnership included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's and the Partnership's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2017, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, any risks discussed below in the respective “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report and other periodic reports filed by the Company or the Partnership with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Lexington Realty Trust:

Overview

General. We are a Maryland real estate investment trust, or REIT, that owns a diversified portfolio of equity investments in single-tenant commercial properties.
As of March 31, 2017, we had ownership interests in approximately 190 consolidated real estate properties, located in 39 states and containing an aggregate of approximately 43.7 million square feet of space, approximately 96.2% of which was leased, excluding properties subject to secured mortgage loans currently in default. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow growth and stability, growing our portfolio with attractive leased investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, in the first quarter of 2017, we continued to be an active seller of non-core assets such as vacant properties and properties subject to short-term leases and we have invested proceeds in predominantly build-to-suit projects, which have long-term leases, and industrial assets.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend our weighted-average lease term on a cash basis, which was approximately 8.8 years at March 31, 2017 on a cash basis. Our weighted-average lease term at March 31, 2016 was 12.7 years, or 9.2 years, adjusted to reflect the four sold New York, New York land investments, which were subject to 99-year leases, through the first option date.
During the first quarter of 2017, we entered into new leases and lease extensions encompassing approximately 200 thousand square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $12.46 per square foot compared to the average GAAP base rent on these leases before extension of $12.17 per square foot. The weighted-average cost of tenant improvements and lease commissions was $18.77 per square foot for new leases and $0.58 per square foot for extended leases on a GAAP basis.
First Quarter 2017 Transaction Summary.
The following summarizes our significant transactions during the three months ended March 31, 2017.
Investments:

•	Acquired an industrial property for $36.2 million in Lebanon, Indiana. The property is net leased for an approximate seven year term.

•
Acquired an industrial property for $12.1 million in New Century, Kansas, which is net-leased for a 10-year term. The acquisition price is net of a $2.3 million credit for a future tenant allowance. The property is subject to a ground lease.

•	Completed the construction of the last building of the Lake Jackson build-to-suit project for $70.4 million.
Capital Recycling:

•	Disposed of our interests in various consolidated properties for approximately $92.8 million.

•
Disposed of our 40% tenant-in-common interest in the Oklahoma City, Oklahoma office property for $6.2 million and collected $8.5 million in full satisfaction of the loan receivable owed from the other tenant-in-common.

•	Sold the Kennewick, Washington loan receivable for $80.4 million.
Equity:

•	Issued 1.6 million common shares under our At-The-Market offering program at an average gross price of $10.89 per share.
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
During the three months ended March 31, 2017, we completed the following acquisition and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Lake Jackson, TX (1)	Office	275	$70.4	January 2017	20
Lebanon, IN	Industrial	742	36.2	February 2017	7
New Century, KS	Industrial	447	12.1	February 2017	10
		1,464	$118.7

(1)	Completed the construction of the final building of a four-building project. Capitalized cost excludes estimated developer partner payout of approximately $8.0 million.

The following is a summary of our on-going build-to-suit transactions as of March 31, 2017:

Location	Property Type	Square Feet (000's)	Maximum Commitment/Estimated Completion Cost (millions)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 3/31/2017 (millions)
Charlotte, NC	Office	201	$62.4	2Q 2017	$49.2
Opelika, AL	Industrial	165	37.0	2Q 2017	19.9
Total:		366	$99.4		$69.1

In addition, as of March 31, 2017, we had the following forward purchase commitments:

Location	Square Feet (000's)	Property Type	Maximum Acquisition Cost (millions)	Estimated Acquisition Date	Approximate Lease Term (Yrs)
Grand Prairie, TX	215	Industrial	$24.7	2Q 17	20
Warren, MI (1)	260	Industrial	47.0	3Q 17	15
	475		$71.7
(1) We issued a $4.6 million letter of credit to secure our obligation to purchase the property.

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
At March 31, 2017, we had $62.7 million and $6.6 million of property specific mortgage balloon debt due in 2017 and 2018, respectively. Some of the 2017 non-recourse maturities were in default at March 31, 2017. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($177.3 million at March 31, 2017), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($395.4 million at March 31, 2017), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.

Cash flows from operations were $57.4 million for the three months ended March 31, 2017 as compared to $59.2 million for the three months ended March 31, 2016. The decrease was primarily related to the impact of property sales and vacancies, and payments of legal costs, offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash provided by (used in) investing activities totaled $67.3 million and $(33.0) million during the three months ended March 31, 2017 and 2016, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable and changes in real estate deposits, net. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, capital expenditures, lease costs, changes in restricted cash and investments in and advances to non-consolidated entities.
Net cash used in financing activities totaled $34.1 million and $38.6 million during the three months ended March 31, 2017 and 2016, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, payment of developer liabilities, repayment of debt obligations and repurchase of common shares. Cash provided by financing activities related primarily to proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares.
Dividends. Dividends paid to our common and preferred shareholders were $42.8 million and $41.2 million in the three months ended March 31, 2017 and 2016, respectively.
UPREIT Structure. As of March 31, 2017, 3.3 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $37.6 million based on our closing price of $9.98 per common share on March 31, 2017 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of March 31, 2017:

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

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At March 31, 2017, the unsecured revolving credit facility had no borrowings outstanding, $4.6 million of letters of credit, and availability of $395.4 million subject to covenant compliance.

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

As of March 31, 2017, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.

Results of Operations
Three months ended March 31, 2017 compared with three months ended March 31, 2016. The decrease in net income attributable to common shareholders of $7.4 million was primarily due to the items discussed below.
The decrease in total gross revenues during the three months ended March 31, 2017 of $15.2 million was primarily attributable to a decrease in rental revenue. Rental revenue decreased $14.6 million primarily due to decreases in rental revenue of $18.9 million due to property sales and $2.8 million due to changes in occupancy at certain properties, partially offset by 2017 and 2016 property acquisitions rental revenue of $7.4 million.
The increase in general and administrative expenses of $1.7 million related primarily to an increase in professional fees, primarily legal fees.
The decrease in interest and amortization expense of $3.2 million related primarily to the satisfaction of mortgage debt in connection with property sales.
The impairment charges and loan loss of $8.0 million during the three months ended March 31, 2017 related primarily to the $2.5 million impairment charge recognized on the sale of a vacant office property and a $5.3 million loan loss recognized on the sale of our Kennewick, Washington loan receivable.
The increase in gains on sales of properties of $17.2 million related to the timing of sales of properties.
The decrease in equity in earnings of non-consolidated entities of $3.8 million was primarily due to the timing of gains recognized on the sale of nonconsolidated investments.
The decrease in net income attributable to noncontrolling interests of $0.8 million related primarily to a decrease in the limited partners' share of rental revenues and gains on sales of properties, which were recognized by LCIF in 2016.
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
The following presents our consolidated same-store NOI, for the three months ended March 31, 2017 and 2016 ($000's):

	2017	2016
Total cash base rent	$76,263	$77,286
Tenant reimbursements	6,254	6,647
Property operating expenses	(10,527)	(9,864)
Same-store NOI	$71,990	$74,069

Our reported same-store NOI decreased from 2016 to 2017 by 2.8%. The decrease in same-store NOI between periods primarily related to an increase in vacancy in certain of our office properties. Our historical same-store square footage leased was 95.7% at March 31, 2017 and 98.1% at March 31, 2016.
Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months ended March 31,
	2017	2016
Net income	$42,220	$50,453

Interest and amortization expense	19,725	22,893
Provision for income taxes	422	413
Depreciation and amortization	42,891	43,127
General and administrative	9,457	7,775
Transaction costs	186	146
Non-operating income	(2,621)	(2,867)
Gains on sales of properties	(34,193)	(17,015)
Impairment charges and loan loss	7,992	—
Debt satisfaction charges, net	—	162
Equity in earnings of non-consolidated entities	(1,910)	(5,742)
Lease termination income	(1,929)	(2,411)
Straight-line adjustments	(2,909)	(11,139)
Lease incentives	431	423
Amortization of above/below market leases	514	456

NOI	80,276	86,674

Less NOI:
Disposed of properties	(642)	(11,208)
Acquired properties	(6,945)	(520)
Properties in default	(699)	(877)

Same-Store NOI	$71,990	$74,069

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
The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three months ended March 31, 2017 and 2016 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended March 31,
	2017	2016
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$40,397	$47,781
Adjustments:
Depreciation and amortization	41,542	41,193
Impairment charges - real estate	2,698	—
Noncontrolling interests - OP units	(19)	735
Amortization of leasing commissions	1,349	1,934
Joint venture and noncontrolling interest adjustment	340	236
Gains on sales of properties, including non-consolidated entities	(35,645)	(22,343)
FFO available to common shareholders and unitholders - basic	50,662	69,536
Preferred dividends	1,572	1,572
Interest and amortization on 6.00% Convertible Guaranteed Notes	—	252
Amount allocated to participating securities	71	90
FFO available to all equityholders and unitholders - diluted	52,305	71,450
Debt satisfaction charges, net	—	162
Loan loss	5,294	—
Transaction costs	186	146
Adjusted Company FFO available to all equityholders and unitholders - diluted	$57,785	$71,758

Per Common Share and Unit Amounts
Basic:
FFO	$0.21	$0.29

Diluted:
FFO	$0.21	$0.29
Adjusted Company FFO	$0.23	$0.29

	Three Months ended March 31,
	2017	2016
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	237,179,526	232,642,803
Operating partnership units(1)	3,771,642	3,820,192
Weighted-average common shares outstanding - basic FFO	240,951,168	236,462,995

Diluted:
Weighted-average common shares outstanding - diluted EPS	241,088,049	238,885,171
Unvested share-based payment awards	691,936	—
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	246,490,555	243,595,741
(1) Includes all OP units other than OP units held by us.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

Lepercq Corporate Income Fund L.P.:
Critical Accounting Policies
Management's discussion and analysis of financial condition and results of operations is based upon the Partnership's unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the Partnership's unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, the Partnership makes assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. The Partnership bases its assumptions, judgments and estimates on historical experience and various other factors that the Partnership believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, the Partnership evaluates its assumptions, judgments and estimates. Certain of the Partnership's accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, (2) note 2 to the consolidated financial statements contained in the Annual Report and (3) note 1 to the Partnership's unaudited condensed consolidated financial statements contained in this Quarterly Report. The Partnership believes there have been no material changes to the items that the Partnership disclosed as the Partnership's critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.
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
Cash flows from operations totaled $9.9 million and $9.2 million during the three months ended March 31, 2017 and 2016, respectively. The increase was primarily due to a decrease in the allocation of interest and general and administrative expenses from Lexington. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which the Partnership has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership cash management program.
Net cash used in investing activities totaled $5.5 million and $6.3 million during the three months ended March 31, 2017 and 2016, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities related primarily to capital expenditures on real estate properties, investments in real estate under construction, investments in non-consolidated entities and an increase in restricted cash.
Net cash used in financing activities totaled $9.4 million and $9.3 million during the three months ended March 31, 2017 and 2016, respectively. Cash used in financing activities was primarily attributable to distribution payments, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to related party advances (payments), net.
Property Specific Debt. As of March 31, 2017, the Partnership had no property specific debt maturing in 2017 and 2018. However, if a mortgage loan is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage loan to avoid transferring the underlying property to the lender or selling the underlying property to a third party.
 Capital Recycling. During the three months ended March 31, 2017 and 2016, the Partnership disposed of its interests in certain properties for an aggregate gross sales price of $4.1 million and $30.5 million, respectively.

Results of Operations
Three months ended March 31, 2017 compared with the three months ended March 31, 2016. The decrease in total gross revenues of $14.8 million was primarily attributable to a decrease in rental revenue. The decrease in rental revenue of $14.3 million was primarily due to a reduction in rental revenue of $15.2 million due to sales of properties and a reduction in lease termination income, partially offset by rental revenue from newly acquired properties of $0.9 million.
Property operating expense decreased $0.6 million primarily due to the sale of properties, including multi-tenanted properties, with operating expense responsibilities.
The decrease in general and administrative expense of $0.6 million primarily related to a decrease in the allocation of expenses from Lexington.
The decrease in interest and amortization expense of $4.9 million was primarily due to the sale of encumbered properties in 2016, particularly the New York, New York land investments, and a decrease in the allocation of interest and amortization expense from Lexington.
Impairment charges of $2.5 million during the three months ended March 31, 2017, primarily related to an impairment charge recognized on the sale of a vacant office property in Foxborough, Massachusetts.
Gains on sales of properties during the three months ended March 31, 2016 of $7.8 million primarily related to the sale of our property in Palm Beach Gardens, Florida.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. We had no consolidated variable-rate indebtedness outstanding at March 31, 2017. Our consolidated aggregate principal variable-rate indebtedness was $147.0 million at March 31, 2016, which represented 6.6% of our aggregate principal consolidated indebtedness. During the three-month period ended March 31, 2016, our variable-rate indebtedness had a weighted-average interest rate of 1.4%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2016 would have increased by $471 thousand. As of March 31, 2017 and 2016, our aggregate principal consolidated fixed-rate debt was $1.9 billion and $2.1 billion, respectively, which represented 100.0% and 93.4%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2017. We believe the fair value is indicative of the interest rate environment as of March 31, 2017, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.8 billion as of March 31, 2017.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2017, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

The Partnership has similar exposure to market risk and interest rate risk relating to its variable-rate indebtedness because the Partnership is a co-borrower of the Company's variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Lexington Realty Trust:

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed in our Annual Report, Management has identified a material weakness in our internal control over financial reporting, and management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2017 due to this material weakness. Management believes the unaudited condensed consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the period covered by this Quarterly Report, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 or March 31, 2017 due to the material weakness in internal control over financial reporting described in the Annual Report. Management, with the concurrence of the Audit Committee of our Board of Trustees is proceeding with a remediation plan, which is also described in the Annual Report. The implementation of this remediation plan in future periods is expected to be reflected as changes in our internal control over reporting in future periods.

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

Lepercq Corporate Income Fund L.P.:

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Partnership's “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of the Partnership's management, including Lex GP's President and Lex GP's Vice President and Treasurer who are the Partnership's Principal Executive Officer and the Partnership's Principal Financial Officer, respectively. Based upon this evaluation, Lex GP's President and Lex GP's Vice President and Treasurer have concluded that the Partnership's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership's management, including Lex GP's President and Lex GP's Vice President and Treasurer, as appropriate to allow timely decisions regarding required disclosure. As discussed in our Annual Report, Management has identified a material weakness in the Partnership's internal control over financial reporting, and management, including each of Lex GP's President and Lex GP's Vice President and Treasurer, has concluded that the Partnership's disclosure controls and procedures were not effective as of March 31, 2017 due to this material weakness. Management believes the unaudited condensed consolidated financial statements contained herein present fairly, in all material respects, the Partnership's financial position as of the specified dates and the Partnership's results of operations and cash flows for the specified periods.
Changes in Internal Control Over Financial Reporting. There were no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting. During the period covered by this Quarterly Report, management concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2016 or March 31, 2017 due to the material weakness in internal control over financial reporting described in the Partnership's Annual Report. Management, with the concurrence of Lexington's Audit Committee of its Board of Trustees is proceeding with a remediation plan, which is also described in the Annual Report. The implementation of this remediation plan in future periods is expected to be reflected as changes in the Partnership's internal control over reporting in future periods.
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

GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)

On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender seeks approximately $9.2 million in order to satisfy the outstanding amount of the loan, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto. The Company has not recorded any liability relating to this litigation as the Company believes that a loss contingency is “reasonably possible” (as defined by FASB ASC 450-20-20) but not “probable” (as defined by FASB ASC 450-20-20).
The lender claims that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement. The limited guaranty provides that the guarantor's liability for the guaranteed obligations shall not exceed $10.0 million, which the Company believes is its maximum exposure to loss. We intend to vigorously defend the lender’s claim.  The Company filed a motion to dismiss, which was generally denied. The parties are presently in the discovery phase, with document productions ongoing and with fact and expert depositions currently expected to be conducted and completed later this year.
The lender also brought a foreclosure action against the property owner subsidiary. A foreclosure sale was held September 13, 2016 and the lender acquired the property for a nominal amount.

ITEM 1A.	Risk Factors.

There have been no material changes in our or the Partnership's risk factors from those disclosed in the Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2017 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2017	—	$—	—	6,599,088
February 1 - 28, 2017	—	$—	—	6,599,088
March 1 - 31, 2017	—	$—	—	6,599,088
First quarter 2017	—	$—	—	6,599,088

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009)(1)
3.5	__	Second Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 3, 2017) (1)
3.6	—
Agreement and Plan of Merger dated as of December 23, 2013, by and among Lepercq Corporate Income Fund L.P. (“LCIF”) and Lepercq Corporate Income Fund II L.P. (“LCIF II”) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 24, 2013)(1)

3.7	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K filed February 26, 2014)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
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

(5)
The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged; (vii) Unaudited Condensed Consolidated Balance Sheets of LCIF; (viii) Unaudited Condensed Consolidated Statements of Operations of LCIF; (ix) Unaudited Condensed Consolidated Statements of Changes in Partners' Capital of LCIF; (x) Unaudited Condensed Consolidated Statements of Cash Flows of LCIF; and (xi) Notes to Unaudited Condensed Consolidated Financial Statements of LCIF, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	May 9, 2017	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	May 9, 2017	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	May 9, 2017	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Date:	May 9, 2017	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President and Treasurer (principal financial officer)