Form 10-Q
period 2017-06-30
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2017-08-08
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017.
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
Indicate the number of shares outstanding of each of Lexington Realty Trust's classes of common stock, as of the latest practicable date: 240,621,239 common shares of beneficial interest, par value $0.0001 per share, as of August 4, 2017.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2017, which we refer to as this Quarterly Report, of (1) Lexington Realty Trust, which we refer to as the Company or the Trust, and subsidiaries and (2) Lepercq Corporate Income Fund L.P., which we refer to as the Partnership or LCIF, and subsidiaries. Unless stated otherwise or the context otherwise requires, (1) “we,” “our,” and “us” refer collectively to the Company and its consolidated subsidiaries, including LCIF and its consolidated subsidiaries, and (2) LCIF or the Partnership refers to LCIF and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

The Company is the sole equity owner of (1) Lex GP-1 Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of June 30, 2017, approximately 96% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets:
Real estate, at cost	$3,638,123	$3,533,172
Real estate - intangible assets	575,172	597,294
Investments in real estate under construction	29,442	106,652
	4,242,737	4,237,118
Less: accumulated depreciation and amortization	1,185,911	1,208,792
Real estate, net	3,056,826	3,028,326
Assets held for sale	5,984	23,808
Cash and cash equivalents	93,279	86,637
Restricted cash	35,939	31,142
Investment in and advances to non-consolidated entities	61,771	67,125
Deferred expenses, net	32,873	33,360
Loans receivable, net	—	94,210
Rent receivable – current	5,407	7,516
Rent receivable – deferred	41,789	31,455
Other assets	32,935	37,888
Total assets	$3,366,803	$3,441,467

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$703,845	$738,047
Term loans payable, net	501,602	501,093
Senior notes payable, net	494,780	494,362
Trust preferred securities, net	127,146	127,096
Dividends payable	48,037	47,264
Liabilities held for sale	324	191
Accounts payable and other liabilities	33,901	59,601
Accrued interest payable	5,953	6,704
Deferred revenue - including below market leases, net	39,116	39,895
Prepaid rent	15,974	14,723
Total liabilities	1,970,678	2,028,976

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 240,612,821 and 238,037,177 shares issued and outstanding in 2017 and 2016, respectively	24	24
Additional paid-in-capital	2,822,217	2,800,736
Accumulated distributions in excess of net income	(1,538,442)	(1,500,966)
Accumulated other comprehensive income (loss)	443	(1,033)
Total shareholders’ equity	1,378,258	1,392,777
Noncontrolling interests	17,867	19,714
Total equity	1,396,125	1,412,491
Total liabilities and equity	$3,366,803	$3,441,467
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross revenues:
Rental	$87,565	$108,982	$176,219	$212,202
Tenant reimbursements	8,119	7,930	15,564	15,987
Total gross revenues	95,684	116,912	191,783	228,189
Expense applicable to revenues:
Depreciation and amortization	(42,320)	(41,272)	(85,211)	(84,399)
Property operating	(12,974)	(11,293)	(25,090)	(23,371)
General and administrative	(8,141)	(7,747)	(17,598)	(15,522)
Non-operating income	1,371	3,553	3,992	6,420
Interest and amortization expense	(19,216)	(22,679)	(38,941)	(45,572)
Debt satisfaction charges, net	(46)	(3,194)	(46)	(3,356)
Impairment charges and loan loss	(13,599)	(3,014)	(21,591)	(3,014)
Gains on sales of properties	10,240	25,326	44,433	42,341
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	10,999	56,592	51,731	101,716
Provision for income taxes	(377)	(224)	(799)	(637)
Equity in earnings (losses) of non-consolidated entities	(3,257)	312	(1,347)	6,054
Net income	7,365	56,680	49,585	107,133
Less net income attributable to noncontrolling interests	(213)	(1,148)	(393)	(2,158)
Net income attributable to Lexington Realty Trust shareholders	7,152	55,532	49,192	104,975
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(3,145)	(3,145)
Allocation to participating securities	(60)	(84)	(131)	(175)
Net income attributable to common shareholders	$5,519	$53,875	$45,916	$101,655

Net income attributable to common shareholders - per common share basic	$0.02	$0.23	$0.19	$0.44
Weighted-average common shares outstanding – basic	237,720,198	232,592,998	237,451,355	232,617,901

Net income attributable to common shareholders - per common share diluted	$0.02	$0.23	$0.19	$0.43
Weighted-average common shares outstanding – diluted	241,531,313	235,227,199	241,310,529	235,151,256
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$7,365	$56,680	$49,585	$107,133
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	184	(956)	1,476	(5,581)
Other comprehensive income (loss)	184	(956)	1,476	(5,581)
Comprehensive income	7,549	55,724	51,061	101,552
Comprehensive income attributable to noncontrolling interests	(213)	(1,148)	(393)	(2,158)
Comprehensive income attributable to Lexington Realty Trust shareholders	$7,336	$54,576	$50,668	$99,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Six Months ended June 30, 2017		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2016	$1,412,491	$94,016	$24	$2,800,736	$(1,500,966)	$(1,033)	$19,714
Redemption of noncontrolling OP units for common shares	—	—	—	485	—	—	(485)
Issuance of common shares and deferred compensation amortization, net	20,996	—	—	20,996	—	—	—
Dividends/distributions	(88,423)	—	—	—	(86,668)	—	(1,755)
Net income	49,585	—	—	—	49,192	—	393
Other comprehensive income	1,476	—	—	—	—	1,476	—
Balance June 30, 2017	$1,396,125	$94,016	$24	$2,822,217	$(1,538,442)	$443	$17,867

Six Months ended June 30, 2016		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2015	$1,462,531	$94,016	$23	$2,776,837	$(1,428,908)	$(1,939)	$22,502
Repurchase of common shares	(8,973)	—	—	(8,973)	—	—	—
Redemption of noncontrolling OP units for common shares	—	—	—	22	—	—	(22)
Issuance of common shares and deferred compensation amortization, net	7,583	—	1	7,582	—	—	—
Dividends/distributions	(84,580)	—	—	—	(82,841)	—	(1,739)
Net income	107,133	—	—	—	104,975	—	2,158
Other comprehensive loss	(5,581)	—	—	—	—	(5,581)	—
Balance June 30, 2016	$1,478,113	$94,016	$24	$2,775,468	$(1,406,774)	$(7,520)	$22,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months ended June 30,
	2017	2016
Net cash provided by operating activities:	$105,966	$116,920
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(152,474)	(27,197)
Investment in real estate under construction	(76,933)	(65,102)
Capital expenditures	(8,548)	(1,256)
Net proceeds from sale of properties	148,960	131,985
Net proceeds from sale of non-consolidated investment	6,127	—
Principal payments received on loans receivable	89,243	141
Investments in and advances to non-consolidated entities	(4,068)	(25,005)
Distributions from non-consolidated entities in excess of accumulated earnings	425	7,061
Increase in deferred leasing costs	(3,056)	(4,707)
Change in restricted cash	(6,607)	(2,130)
Change in real estate deposits, net	11,683	(68)
Net cash provided by investing activities	4,752	13,722
Cash flows from financing activities:
Dividends to common and preferred shareholders	(85,895)	(82,229)
Principal amortization payments	(14,797)	(12,499)
Principal payments on debt, excluding normal amortization	(19,757)	(58,942)
Retirement of convertible notes	—	(672)
Change in revolving credit facility borrowings, net	—	(54,000)
Payment of developer liabilities	—	(3,851)
Change in deferred financing costs	(292)	(2,176)
Proceeds of mortgages and notes payable	—	57,500
Change in restricted cash	1,572	—
Cash distributions to noncontrolling interests	(1,755)	(1,739)
Issuance of common shares, net	16,848	3,466
Repurchase of common shares	—	(8,973)
Net cash used in financing activities	(104,076)	(164,115)
Change in cash and cash equivalents	6,642	(33,473)
Cash and cash equivalents, at beginning of period	86,637	93,249
Cash and cash equivalents, at end of period	$93,279	$59,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
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
As of June 30, 2017, the Company had ownership interests in approximately 185 consolidated real estate properties, located in 38 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
As of June 30, 2017, the Company operated in a manner intended to enable it to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities historically prohibited for REITs in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. As such, the TRS are subject to federal income taxes on the income from these activities.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2017 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (“Annual Report”).
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
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company determined that it was the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities, including LCIF, in which the Company has an approximate 96% interest. See the unaudited condensed consolidated financial statements of LCIF included within this Quarterly Report.
The Company has a joint venture limited partnership with a developer which is a consolidated VIE. In January 2017, the joint venture completed the development of an office campus in Lake Jackson, Texas. The Company currently has a 100% interest in the joint venture; however, the developer has certain protective rights, and, upon project close-out, the developer will be credited with a notional capital account for a profit interest and certain cost savings. As of June 30, 2017, the joint venture had $145,664 in real estate, net.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of June 30, 2017, the VIEs' mortgages and notes payable are non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Real estate, net	$807,895	$778,265
Total assets	$873,063	$899,801
Mortgages and notes payable, net	$361,328	$364,099
Total liabilities	$374,264	$395,332
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
June 30, 2017 and 2016
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

Three Months ended June 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$109,577	$7,335	$116,912
Net income	$49,345	$7,335	$56,680
Net income attributable to common shareholders	$46,830	$7,045	$53,875
Net income attributable to common shareholders - basic per share	$0.20	$0.03	$0.23
Net income attributable to common shareholders - diluted per share	$0.20	$0.03	$0.23

Six Months ended June 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$221,193	$6,996	$228,189
Net income	$100,137	$6,996	$107,133
Net income attributable to common shareholders	$94,937	$6,718	$101,655
Net income attributable to common shareholders - basic per share	$0.41	$0.03	$0.44
Net income attributable to common shareholders - diluted per share	$0.41	$0.02	$0.43
Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard as leases are excluded from ASU 2014-09. The Company expects that it may be impacted in its recognition of non-lease revenue, non-lease components of revenue from lease agreements (upon adoption of ASU 2016-02) and the timing of its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control and the buyer having the ability to direct the use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. As a result, the Company generally expects that the new guidance may result in transactions qualifying as sales of real estate at an earlier date than under current accounting guidance. The Company is in the process of evaluating the impact of the standard but currently believes the impact would be limited to the timing and income statement presentation of revenue and not the total amount of revenue recognized over time. The

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Company will adopt ASU 2014-09 effective January 1, 2018 and anticipates using the modified retrospective with cumulative-effective transition method. As the majority of the Company’s revenue is from rental income related to leases, the Company does not expect the ASU to have a material impact on the consolidated financial statements upon adoption.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for the Company's future obligations under its ground lease arrangements for which the Company is the lessee. From a lessor perspective, the Company expects that it will be required to bifurcate lease agreements to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be primarily recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASU 2014-09 (upon adoption of ASU 2016-02). Additionally, the new ASU will require that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; with early adoption permitted. The Company continues to evaluate the impact of the adoption of the new guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this new guidance on January 1, 2017. This new guidance did not have a material impact on the Company's consolidated financial statements. The Company has made an accounting policy election to account for share-based award forfeitures in compensation costs when they occur.
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate.  The ASU requires the Company to measure at fair value any retained interest in a partial sale of real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The Company will adopt ASU 2017-05 effective January 1, 2018, along with the adoption of ASU 2014-09, and it is not expected to have a material impact on its consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2017 and 2016:

	Three Months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
BASIC
Net income attributable to common shareholders	$5,519	$53,875	$45,916	$101,655
Weighted-average number of common shares outstanding - basic	237,720,198	232,592,998	237,451,355	232,617,901

Net income attributable to common shareholders - per common share basic	$0.02	0.23	$0.19	$0.44

DILUTED
Net income attributable to common shareholders - basic	$5,519	$53,875	$45,916	$101,655
Impact of assumed conversions	—	315	(19)	628
Net income attributable to common shareholders	$5,519	$54,190	$45,897	$102,283

Weighted-average common shares outstanding - basic	237,720,198	232,592,998	237,451,355	232,617,901
Effect of dilutive securities:
Share options	86,653	273,920	111,252	204,783
6.00% Convertible Guaranteed Notes	—	1,878,445	—	1,909,841
OP Units	3,724,462	—	3,747,922	—
Non-vested common shares	—	481,836	—	418,731
Weighted-average common shares outstanding - diluted	241,531,313	235,227,199	241,310,529	235,151,256

Net income attributable to common shareholders - per common share diluted	$0.02	$0.23	$0.19	$0.43
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction
The Company completed the following acquisition and build-to-suit transactions during the six months ended June 30, 2017:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below Market Lease Intangible
Office	Lake Jackson, TX(1)	January 2017	$70,401	10/2036	$3,078	$67,323	$—	$—
Industrial	New Century, KS	February 2017	12,056	01/2027	—	13,198	1,648	(2,790)
Industrial	Lebanon, IN	February 2017	36,194	01/2024	2,100	29,443	4,651	—
Office	Charlotte, NC	April 2017	61,339	04/2032	3,771	47,064	10,504	—
Industrial	Cleveland, TN	May 2017	34,400	03/2024	1,871	29,743	2,786	—
Industrial	Grand Prairie, TX	June 2017	24,317	03/2037	3,166	17,985	3,166	—
Industrial	San Antonio, TX	June 2017	45,507	04/2027	1,311	36,644	7,552	—
			$284,214		$15,297	$241,400	$30,307	$(2,790)

(1)	Completed the construction of the final building of a four-building project. Initial basis excludes estimated developer partner payout of approximately $8,000.

The Company recognized aggregate transaction costs of $488 and $214 for the six months ended June 30, 2017 and 2016, respectively, which are included as property operating expenses within the Company's unaudited condensed consolidated statements of operations.
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
As of June 30, 2017, the Company had the following development arrangement outstanding:

Location	Property Type	Square Feet (000's)	Maximum Commitment/Estimated Completion Cost	Lease Term (Years)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 6/30/2017
Opelika, AL	Industrial	165	$37,370	25	3Q 17	$29,442

As of June 30, 2017 and December 31, 2016, the Company's aggregate investment in development arrangements was $29,442 and $106,652, respectively, which included $458 and $3,442 of capitalized interest, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In addition, as of June 30, 2017, the Company had the following forward purchase commitments:

Location	Square Feet (000's)	Property Type	Maximum Acquisition Cost	Estimated Acquisition Date	Approximate Lease Term (Yrs)
Warren, MI (1)	260	Industrial	$47,000	3Q 17	15
Romulus, MI	500	Industrial	39,330	3Q 17	15
	760		$86,330
(1) A $4,600 letter of credit secures the Company's obligation to purchase the property.
The Company can give no assurances that any of these development arrangements or forward purchase commitments will be consummated or, if consummated, will perform to the Company's expectations.

(4)	Property Dispositions and Real Estate Impairment
During the six months ended June 30, 2017, the Company sold its interests in various properties for an aggregate gross sales price of $151,856. During the six months ended June 30, 2016, the Company disposed of its interest in various properties, including land investments, for an aggregate gross sales price of $166,834.
During the six months ended June 30, 2017 and 2016, the Company recognized aggregate gains on sales of properties of $44,433 and $42,341, respectively. In addition, during the six months ended June 30, 2017 and 2016, the Company recognized debt satisfaction charges of $44 and $3,321, respectively, relating to sold properties.
As of June 30, 2017 and December 31, 2016, the Company had one property and two properties, respectively, classified as held for sale.
Assets and liabilities of held for sale properties as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Assets:
Real estate, at cost	$5,941	$25,957
Real estate, intangible assets	—	7,789
Accumulated depreciation and amortization	—	(13,346)
Rent receivable - deferred	—	1,715
Other assets	43	1,693
	$5,984	$23,808

Liabilities:
Other	$324	$191
	$324	$191
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the six months ended June 30, 2017 and 2016, the Company recognized aggregate impairment charges of $16,297 and $3,014, respectively, on properties sold and properties held for use.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Loans Receivable
As of June 30, 2017, all of the Company's loans receivable were fully satisfied. As of December 31, 2016, the Company's loans receivable were comprised primarily of mortgage loans on real estate.
The following is a summary of the Company's loans receivable as of December 31, 2016:

	Loan carrying-value(1)
Loan	12/31/2016	Interest Rate	Maturity Date
Kennewick, WA(2)	$85,709	9.00%	05/2022
Oklahoma City, OK(3)	8,501	11.50%	03/2016
	$94,210

(1)	Loan carrying value includes accrued interest and is net of origination costs, if any.

(2)
Loan provided for a current pay rate of 8.75%, an accrual rate of 9.0% and a balloon of $87,245 at maturity. During the six months ended June 30, 2017, the loan was assigned to a third party for 94% of its principal balance. The Company recognized a $5,294 loan loss on the transaction.

(3)
In June 2015, the Company loaned a tenant-in-common $8,420. The loan was secured by the tenant-in-common's interest in an office property, in which the Company had a 40% tenant-in-common interest. The loan was satisfied in full in February 2017. The Company incurred professional fees of $376 to collect this loan. Such fees are included in general and administrative expenses on the Company's unaudited condensed consolidated statements of operations for the six months ended June 30, 2017.

(6)    Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$600	$—	$600	$—
Impaired real estate assets*	$23,190	$—	$—	$23,190
Interest rate swap liabilities	$(157)	$—	$(157)	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$44	$—	$44	$—
Impaired real estate assets*	$15,801	$—	$—	$15,801
Interest rate swap liabilities	$(1,077)	$—	$(1,077)	$—
*Represents a non-recurring fair value measurement.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$—	$—	$94,210	$94,911

Liabilities
Debt	$1,827,373	$1,784,714	$1,860,598	$1,814,824
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2017 and December 31, 2016, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(7)	Investment in and Advances to Non-Consolidated Entities
As of June 30, 2017, the Company had ownership interests ranging from 15% to 25% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $46,734 at June 30, 2017 (the Company's proportionate share was $8,411) with rates ranging from 3.7% to 4.7%.
In February 2017, the Company sold its 40% tenant-in-common interest in its Oklahoma City, Oklahoma office property for $6,198. In January 2016, the Company received $6,681 in connection with the sale of a non-consolidated office property in Russellville, Arkansas. The Company recognized gains of $1,452 and $5,378, respectively, in connection with these sales, which are included in equity in earnings of non-consolidated entities.
During the six months ended June 30, 2017, the Company recognized an impairment charge of $3,512 on its investment in a retail property in Palm Beach Gardens, Florida due to the bankruptcy of its tenant. This impairment charge reduced the Company's investment balance to zero.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of June 30, 2017, the Company had a 25% equity interest in the joint venture. The joint venture completed the project during 2016 for a total construction cost of $79,964. The Company was contractually obligated to provide construction financing to the joint venture up to $56,686. As of June 30, 2017, the Company's loan balance, net of origination costs, of $49,424 was included in investment in and advances to non-consolidated entities. The Houston, Texas property is net leased for a 20-year term that expires in August 2036.

(8)	Debt
The Company had the following mortgages and notes payable outstanding as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Mortgages and notes payable	$710,608	$745,173
Unamortized debt issuance costs	(6,763)	(7,126)
	$703,845	$738,047
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at June 30, 2017 and December 31, 2016 and all mortgages and notes payables mature between 2017 and 2036 as of June 30, 2017. The weighted-average interest rate was 4.6% at June 30, 2017 and December 31, 2016.
The Company had the following senior notes outstanding as of June 30, 2017 and December 31, 2016:

Issue Date	June 30, 2017	December 31, 2016	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized discount	(1,644)	(1,780)
Unamortized debt issuance cost	(3,576)	(3,858)
	$494,780	$494,362
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
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

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At June 30, 2017, the revolving credit facility had no borrowings outstanding, $4,600 of letters of credit and availability of $395,400, subject to covenant compliance.

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

(4)	The aggregate unamortized debt issuance costs for the term loans were $3,398 and $3,907 as of June 30, 2017 and December 31, 2016, respectively.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2017.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points thereafter through maturity. The interest rate at June 30, 2017 was 2.870%. As of June 30, 2017 and December 31, 2016, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,974 and $2,024, respectively, of unamortized debt issuance costs.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2017 and 2016.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $167 will be reclassified as a decrease to interest expense.
As of June 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017		As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$600	Other Assets	$44
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(157)	Accounts Payable and Other Liabilities	$(1,077)
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016.

Derivatives in Cash Flow	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion) June 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
Hedging Relationships	2017	2016		2017	2016
Interest Rate Swaps	$554	$(7,688)	Interest expense	$922	$2,107
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2017, the Company had not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2017 and 2016, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the six months ended June 30, 2017, the Company issued 1,593,603 common shares under its At-The-Market offering program and generated aggregate gross proceeds of $17,362. During the six months ended June 30, 2016, the Company issued 577,823 common shares under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $4,115.
During the six months ended June 30, 2017 and 2016, the Company granted common shares to certain employees as follows:

	Six Months ended June 30,
	2017	2016
Performance Shares(1)
Shares granted:
Index - 1Q	106,706	404,466
Peer - 1Q	106,705	404,463
Index - 2Q	163,466	—
Peer - 2Q	163,463	—

Grant date fair value per share:(2)
Index - 1Q	$6.82	$4.53
Peer - 1Q	$6.34	$4.58
Index - 2Q	$4.05	—
Peer - 2Q	$4.27	—

Non-Vested Common Shares:(3)
Shares issued	237,560	225,090
Grant date fair value	$2,551	$1,724

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. The 2Q shares were subject to shareholder approval, which was obtained in May 2017.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

In addition, during the six months ended June 30, 2017 and 2016, the Company issued 36,136 and 35,147, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $382 and $273, respectively.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the six months ended June 30, 2016, the Company repurchased 1,184,113 common shares, at an average price of $7.56 per common share. No repurchases occurred during the six months ended June 30, 2017.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Six Months ended June 30,
	2017	2016
Balance at beginning of period	$(1,033)	$(1,939)
Other comprehensive income (loss) before reclassifications	554	(7,688)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	922	2,107
Balance at end of period	$443	$(7,520)
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
As of June 30, 2017, there were approximately 3,245,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

(12)	Related Party Transactions
In connection with efforts to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provides that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds.  As of June 30, 2017, the joint venture had not received any such funds and the Company had not recorded any liability related to this guaranty. The maximum amount of funds that would be subject to the guaranty obligation is $18,000.
In addition, in connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina owned by LCIF, LCIF has agreed to reimburse the Chairman's affiliate up to approximately $7 for its expenses.
There were no other related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
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
GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender seeks approximately $9,200 in order to satisfy the outstanding amount of the loan, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto. The Company has not recorded any liability relating to this litigation as of June 30, 2017 as the Company believes that a loss contingency is “reasonably possible” (as defined by FASB ASC 450-20-20) but not “probable” (as defined by FASB ASC 450-20-20).
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
During the six months ended June 30, 2017, the Company incurred $1,895 in legal costs relating to this litigation, which are included in general and administrative expense on the Company's unaudited condensed consolidated statement of operations.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the six months ended June 30, 2017 and 2016, the Company paid $38,705 and $44,641, respectively, for interest and $1,278 and $855, respectively, for income taxes.
In April 2016, the Company sold its interest in a land investment, which included the assumption of $29,193 of related non-recourse mortgage debt.

(15)	Subsequent Events
Subsequent to June 30, 2017 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company sold:
•two properties to unrelated third parties for an aggregate gross sales price of $7,662;
•acquired an industrial property located in McDonough, Georgia for $66,700; and
•borrowed $70,000 under its revolving credit facility.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	June 30, 2017	December 31, 2016
Assets:
Real estate, at cost	$775,910	$731,202
Real estate - intangible assets	114,134	104,761
Investment in real estate under construction	—	40,443
	890,044	876,406
Less: accumulated depreciation and amortization	232,417	236,930
Real estate, net	657,627	639,476
Cash and cash equivalents	24,404	52,031
Restricted cash	1,540	1,545
Investment in and advances to non-consolidated entities	6,374	5,526
Deferred expenses, net	6,727	5,070
Rent receivable - current	465	358
Rent receivable - deferred	19,710	17,449
Related party advances, net	—	5,967
Other assets	2,400	1,182
Total assets	$719,247	$728,604

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$168,737	$169,212
Co-borrower debt	103,165	146,404
Related party advances, net	6,414	—
Accounts payable and other liabilities	6,220	3,559
Accrued interest payable	664	673
Deferred revenue - including below market leases, net	904	1,003
Distributions payable	33,203	16,916
Prepaid rent	3,388	3,214
Total liabilities	322,695	340,981

Commitments and contingencies
Partners' capital	396,552	387,623
Total liabilities and partners' capital	$719,247	$728,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except unit data)

	Three Months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross revenues:
Rental	$18,691	$38,557	$35,999	$70,152
Tenant reimbursements	1,955	2,215	3,928	4,720
Total gross revenues	20,646	40,772	39,927	74,872
Expense applicable to revenues:
Depreciation and amortization	(9,209)	(8,171)	(18,381)	(17,609)
Property operating	(3,042)	(3,506)	(6,599)	(7,708)
General and administrative	(1,853)	(2,396)	(3,292)	(4,469)
Non-operating income	3	255	232	255
Interest and amortization expense	(3,932)	(8,410)	(7,339)	(16,726)
Debt satisfaction charges, net	—	(1,615)	—	(1,615)
Impairment charges	(2,762)	(2,426)	(5,259)	(2,426)
Gains on sales of properties	—	8,190	—	16,029
Income (loss) before provision for income taxes and equity in earnings of non-consolidated entities	(149)	22,693	(711)	40,603
Provision for income taxes	(18)	(6)	(26)	(25)
Equity in earnings of non-consolidated entities	159	67	259	203
Net income (loss)	$(8)	$22,754	$(478)	$40,781
Net income (loss) per unit	$—	$0.27	$(0.01)	$0.49
Weighted-average units outstanding	83,241,396	83,241,396	83,241,396	83,241,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited and in thousands, except unit amounts)

Six Months ended June 30, 2017	Units	Partners' Capital
Balance December 31, 2016	83,241,396	$387,623
Changes in co-borrower debt allocation	—	43,239
Distributions	—	(33,832)
Net loss	—	(478)
Balance June 30, 2017	83,241,396	$396,552

Six Months ended June 30, 2016
Balance December 31, 2015	83,241,396	$461,657
Changes in co-borrower debt allocation	—	(21,505)
Distributions	—	(32,986)
Net income	—	40,781
Balance June 30, 2016	83,241,396	$447,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months ended June 30,
	2017	2016
Net cash provided by operating activities	$21,180	$25,402
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(24,317)	—
Investments in real estate under construction	(20,894)	(14,936)
Capital expenditures	(3,814)	(570)
Net proceeds from the sale of properties	7,106	69,038
Investment in and advances to non-consolidated entities	(1,067)	—
Distributions from non-consolidated entities in excess of accumulated earnings	219	285
Increase in deferred leasing costs	(339)	(505)
Change in restricted cash	5	(460)
Real estate deposits	(17)	—
Net cash provided by (used in) investing activities	(43,118)	52,852
Cash flows from financing activities:
Distributions to partners	(17,545)	(33,707)
Principal amortization payments	(525)	(735)
Increase in deferred financing costs	—	(79)
Principal payments on debt, excluding normal amortization	—	(23,934)
Co-borrower debt payment	—	(15,000)
Related party advances (payments), net	12,381	497
Net cash used in financing activities	(5,689)	(72,958)
Change in cash and cash equivalents	(27,627)	5,296
Cash and cash equivalents, at beginning of period	52,031	19,130
Cash and cash equivalents, at end of period	$24,404	$24,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. As of June 30, 2017, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96% of the outstanding units of the Partnership.

As of June 30, 2017, the Partnership had ownership interests in 33 consolidated real estate properties, located in 21 states. The properties in which the Partnership has an interest are leased to tenants in various industries.

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

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2017 have been prepared by the Partnership in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (“Annual Report”).

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

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests classified as common stock of Lexington, par value $0.0001 per share ("common shares"), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of June 30, 2017, Lexington's common shares had a closing price of $9.91 per share. The estimated fair value of these units was $36,214, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $33,832 ($0.41 per weighted-average unit) and $32,986 ($0.40 per weighted-average unit) to its partners during the six months ended June 30, 2017 and 2016, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

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
June 30, 2017 and 2016
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

For the three months ended June 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$33,437	$7,335	$40,772
Net income	$15,907	$6,847	$22,754
Net income per unit	$0.19	$0.08	$0.27

For the six months ended June 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$67,876	$6,996	$74,872
Net income	$34,249	$6,532	$40,781
Net income per unit	$0.41	$0.08	$0.49
Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Partnership’s revenue-producing contracts are primarily leases that are not within the scope of this standard as leases are excluded from ASU 2014-09. The Partnership expects that it may be impacted in its recognition of non-lease revenue, non-lease components of revenue from lease agreements (upon adoption of ASU 2016-02) and the timing of its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control and the buyer having the ability to direct the use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. As a result, the Partnership generally expects that the new guidance may result in transactions qualifying as sales of real estate at an earlier date than under current accounting guidance. The Partnership is in the process of evaluating the impact of the standard but currently believes the impact would be limited to the timing and income statement presentation of revenue and not the total amount of revenue recognized over time. The Partnership will adopt ASU 2014-09 effective January 1, 2018 and anticipates using the modified retrospective with cumulative-effective transition method. As the majority of the Partnership’s revenue is from rental income related to leases, the Partnership does not expect the ASU to have a material impact on the consolidated financial statements upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for the Partnership's future obligations under its ground lease arrangements for which the Partnership is the lessee. From a lessor perspective, the Partnership expects that it will be required to bifurcate lease agreements to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be primarily recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASU 2014-09 (upon adoption of ASU 2016-02). Additionally, the new ASU will require that the Partnership capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements;

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

with early adoption permitted. The Partnership continues to evaluate the impact of the adoption of the new guidance on its consolidated financial statements.
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate. The ASU requires the Partnership to measure at fair value any retained interest in a partial sale of real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The Partnership will adopt ASU 2017-05 effective January 1, 2018, along with ASU 2014-09, and it is not expected to have a material impact on its consolidated financial statements.
(2)     Investment in Real Estate and Real Estate Under Construction

The Partnership completed the following acquisitions and build-to-suit arrangements during the six months ended June 30, 2017:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
Office	Charlotte, NC	April 2017	$61,339	04/2032	$3,771	$47,064	$10,504
Industrial	Grand Prairie, TX	June 2017	24,317	03/2037	3,166	17,985	3,166
			$85,656		$6,937	$65,049	$13,670

During the six months ended June 30, 2017, the Partnership sold its interest in two vacant office properties for an aggregate gross sale price of $7,591 and recognized aggregate impairment charges of $5,259. During the six months ended June 30, 2016, the Partnership sold its interest in certain properties, including land investments, for an aggregate gross sale price of $103,265. The Partnership recognized aggregate gains on sales of properties of $16,029 and aggregate debt satisfaction charges of $1,615 relating to sold properties during the six months ended June 30, 2016.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

The Partnership assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the six months ended June 30, 2016, the Partnership recognized impairment charges of $2,426. The Partnership determined that the expected undiscounted cash flows based upon the revised estimated holding period of a held for sale asset were below its carrying value.
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
The Partnership's carrying value in NLS at June 30, 2017 and December 31, 2016 was $6,072 and $5,224, respectively. The Partnership recognized net income from NLS of $251 and $193 in equity in earnings from non-consolidated entities during the six months ended June 30, 2017 and 2016, respectively. The Partnership contributed $1,067 to NLS during the six months ended June 30, 2017. In addition, the Partnership received distributions of $470 and $478 from NLS during the six months ended June 30, 2017 and 2016, respectively.
(4)    Fair Value Measurements

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$271,902	$270,758	$315,616	$314,509

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

(5)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Mortgages and notes payable	$169,432	$169,958
Unamortized debt issuance costs	(695)	(746)
	$168,737	$169,212

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

Interest rates, including imputed rates, ranged from 4.0% to 6.5% at June 30, 2017 and December 31, 2016, and the mortgages and notes payable mature between 2019 and 2026. The weighted-average interest rate at June 30, 2017 and December 31, 2016 was approximately 4.7%.

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

(1)
Maturity date can be extended to August 2020 at the Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At June 30, 2017, the revolving credit facility had no borrowings outstanding, $4,600 of letters of credit and availability of $395,400 subject to covenant compliance.

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

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2017.
In accordance with the guidance of ASC 405-40, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above-mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $103,165 and $146,404 as of June 30, 2017 and December 31, 2016, respectively. Non-cash changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.
(6)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2017 and 2016, the following tenants represented greater than 10% of rental revenues:

	2017	2016
Preferred Freezer Services of Richland, LLC	18.2%	N/A
SM Ascott LLC(1)	N/A	12.4%
Tribeca Ascott LLC(1)	N/A	10.6%
TD Auto Finance LLC(2)	N/A	11.4%

(1)
The Partnership net leased these individual land parcels to the tenants under non-cancellable 99-year (original term) leases. The improvements on these parcels are owned by the tenants and consist of three high-rise hotels located in New York, NY. The Partnership sold these assets in September 2016.

(2)	The Partnership received a lease termination payment of $7,685 in April 2016.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Partnership believes it mitigates this risk by investing in or through major financial institutions.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

(7)    Related Party Transactions

The Partnership had the following related party transactions in addition to related party transactions discussed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.
The Partnership had outstanding net advances owed from (to) Lexington of $(6,414) and $5,967 as of June 30, 2017 and December 31, 2016, respectively. The advances are payable on demand.
Lexington earned distributions of $32,595 and $31,752 during the six months ended June 30, 2017 and 2016, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $3,854 and $6,791 for the six months ended June 30, 2017 and 2016, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $3,211 and $4,579 for the six months ended June 30, 2017 and 2016, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $330 and $403 for the six months ended June 30, 2017 and 2016, respectively, for aggregate fees and reimbursements charged by the affiliate.
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
June 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

(9)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the six months ended June 30, 2017 and 2016, the Partnership paid $7,578 and $15,483, respectively, for interest and $194 and $58, respectively, for income taxes.
In April 2016, the Partnership sold its interest in a land investment, which included the assumption of $29,193 of related non-recourse mortgage debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. When we use the terms the “Partnership” or “LCIF”, we mean Lepercq Corporate Income Fund L.P. and all entities owned by it, including non-consolidated entities, except where it is clear that the term means only LCIF. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017. The results of operations contained herein for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the three and six months ended June 30, 2017 and 2016, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company and the Partnership included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's and the Partnership's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2017, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
As of June 30, 2017, we had ownership interests in approximately 185 consolidated real estate properties, located in 38 states and containing an aggregate of approximately 43.9 million square feet of space, approximately 98.1% of which was leased, excluding properties subject to secured mortgage loans currently in default. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow growth and stability, growing our portfolio with attractive leased investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, in the first two quarters of 2017, we continued to be an active seller of non-core assets such as vacant properties and properties subject to short-term leases and we have invested proceeds in predominantly build-to-suit projects, which have long-term leases, and industrial assets.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend our weighted-average lease term on a cash basis, which was approximately 9.0 years at June 30, 2017 on a cash basis. Our weighted-average lease term at June 30, 2016 was 12.5 years on a cash basis, or 9.3 years, adjusted to reflect the four sold New York, New York land investments, which were subject to 99-year leases, through the first option date.
During the second quarter of 2017, we entered into new leases and lease extensions encompassing approximately 1.4 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $8.03 per square foot compared to the average GAAP base rent on these leases before extension of $7.73 per square foot. The weighted-average cost of tenant improvements and lease commissions was $0.69 per square foot for new leases and $5.16 per square foot for extended leases on a GAAP basis.
Second Quarter 2017 Transaction Summary.
The following summarizes our significant transactions during the three months ended June 30, 2017.
Investments:

•	Acquired three industrial properties for an aggregate cost of $104.2 million. The properties are net leased for an approximate 11.0 year term.

•	Completed the construction of the Charlotte, North Carolina office build-to-suit project for $61.3 million.

•	Committed to acquire an industrial property in Romulus, Michigan for $39.3 million.
Capital Recycling:

•	Disposed of our interests in various consolidated properties for approximately $59.1 million.
Debt:

•	Satisfied an aggregate of $19.8 million of nonrecourse mortgage debt.
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
During the six months ended June 30, 2017, we completed the following acquisition and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Lake Jackson, TX (1)	Office	275	$70.4	January 2017	20
Lebanon, IN	Industrial	742	36.2	February 2017	7
New Century, KS	Industrial	447	12.1	February 2017	10
Charlotte, NC	Office	201	61.3	April 2017	15
Cleveland, TN	Industrial	851	34.4	May 2017	7
Grand Prairie, TX	Industrial	215	24.3	June 2017	20
San Antonio, TX	Industrial	849	45.5	June 2017	10
		3,580	$284.2

(1)	Completed the construction of the final building of a four-building project. Capitalized cost excludes estimated developer partner payout of approximately $8.0 million.

The following is a summary of our on-going build-to-suit transaction as of June 30, 2017:

Location	Property Type	Square Feet (000's)	Maximum Commitment/Estimated Completion Cost (millions)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 6/30/2017 (millions)
Opelika, AL	Industrial	165	$37.4	3Q 2017	$29.4

In addition, as of June 30, 2017, we had the following forward purchase commitments:

Location	Square Feet (000's)	Property Type	Maximum Acquisition Cost (millions)	Estimated Acquisition Date	Approximate Lease Term (Yrs)
Warren, MI (1)	260	Industrial	$47.0	3Q 17	15
Romulus, MI	500	Industrial	39.3	3Q 17	15
	760		$86.3
(1) A $4.6 million letter of credit secures our obligation to purchase the property.

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
At June 30, 2017, we had $43.7 million and $6.6 million of property specific mortgage balloon debt due in 2017 and 2018, respectively.Three of the 2017 non-recourse maturities aggregating $22.0 million were in maturity default at June 30, 2017. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($93.3 million at June 30, 2017), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($395.4 million at June 30, 2017), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.

Cash flows from operations were $106.0 million for the six months ended June 30, 2017 as compared to $116.9 million for the six months ended June 30, 2016. The decrease was primarily related to the impact of property sales and vacancies, a decrease in lease termination payments and an increase in payments of legal costs, offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash provided by investing activities totaled $4.8 million and $13.7 million during the six months ended June 30, 2017 and 2016, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable and changes in real estate deposits, net. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, capital expenditures, lease costs, changes in restricted cash and investments in and advances to non-consolidated entities.
Net cash used in financing activities totaled $104.1 million and $164.1 million during the six months ended June 30, 2017 and 2016, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, payment of developer liabilities, repayment of debt obligations and repurchase of common shares. Cash provided by financing activities related primarily to proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares.
Dividends. Dividends paid to our common and preferred shareholders were $85.9 million and $82.2 million in the six months ended June 30, 2017 and 2016, respectively.
UPREIT Structure. As of June 30, 2017, 3.2 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $36.2 million based on our closing price of $9.91 per common share on June 30, 2017 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of June 30, 2017:

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

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At June 30, 2017, the unsecured revolving credit facility had no borrowings outstanding, $4.6 million of letters of credit, and availability of $395.4 million subject to covenant compliance.

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

As of June 30, 2017, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.
Results of Operations
Three months ended June 30, 2017 compared with three months ended June 30, 2016. The decrease in net income attributable to common shareholders of $48.4 million was primarily due to the items discussed below.
The decrease in total gross revenues during the three months ended June 30, 2017 of $21.2 million was primarily attributable to a decrease in rental revenue. Rental revenue decreased $21.4 million primarily due to an $18.8 million decrease in revenue from sold properties, primarily the New York City land investments, a $10.3 million decrease in termination income and a $1.8 million decrease in revenue from certain held properties due to changes in occupancy, partially offset by 2017 and 2016 property acquisitions rental revenue of $9.5 million.
The increase in depreciation and amortization expense of $1.0 million was primarily due to acquisitions of certain properties.
The increase in property operating expense of $1.7 million was primarily due to costs incurred on properties acquired in 2017 and 2016, costs incurred on vacant properties prior to sale and an increase in acquisition costs, offset in part by reduced operating costs associated with properties sold.
The decrease in non-operating income of $2.2 million was due to the collection of loans receivable.
The decrease in interest and amortization expense of $3.5 million related primarily to the satisfaction of mortgage debt in connection with property sales and a decrease in the interest rate on our $129.1 million of trust preferred securities.
The decrease in debt satisfaction charges, net of $3.1 million was primarily due to the timing of debt satisfactions.
The increase in impairment charges of $10.6 million related primarily to impairment charges recognized on properties primarily due to vacancies and lack of leasing prospects.
The decrease in gains on sales of properties of $15.1 million related to the timing of sales of properties.
The decrease in equity in earnings (losses) of non-consolidated entities of $3.6 million was primarily due to an impairment charge recognized on our non-consolidated investment in Palm Beach Gardens, Florida where the sole tenant filed for bankruptcy.
The decrease in net income attributable to noncontrolling interests of $0.9 million related primarily to a decrease in the limited partners' share of rental revenues and gains on sales of properties, which were recognized by LCIF in 2016.
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

Six months ended June 30, 2017 compare with six months ended June 30, 2016. The decrease in net income attributable to common shareholders of $55.7 million was primarily due to the items discussed below.
The decrease in total gross revenues during the six months ended June 30, 2017 of $36.4 million was primarily attributable to a decrease in rental revenue. Rental revenue decreased $36.0 million primarily due to a $38.5 million decrease in revenue from sold properties, primarily the New York City land investments, a $10.8 million decrease in termination income and a $3.8 million decrease in revenue from certain held properties due to changes in occupancy, partially offset by 2017 and 2016 property acquisitions rental revenue of $16.8 million.
The increase in depreciation and amortization expense of $0.8 million was primarily due to acquisitions of certain properties.
The increase in property operating expense of $1.7 million was primarily due to costs incurred on properties acquired in 2017 and 2016, costs incurred on vacant properties prior to sale and an increase in acquisition costs, offset in part by reduced operating costs associated with sold properties.
The increase in general and administrative expenses of $2.1 million related primarily to an increase in professional fees, primarily legal fees.
The decrease in non-operating income of $2.4 million was due to the collection of loans receivable.
The decrease in interest and amortization expense of $6.6 million related primarily to the satisfaction of mortgage debt in connection with property sales and a decrease in the interest rate on our $129.1 million of trust preferred securities.
The decrease in debt satisfaction charges, net of $3.3 million was primarily due to the timing of debt satisfactions.
The increase in impairment charges and loan loss of $18.6 million related primarily to impairment charges recognized on properties due to vacancies and lack of leasing prospects and a $5.3 million loan loss recognized on the sale of our Kennewick, Washington loan receivable.
The increase in gains on sales of properties of $2.1 million related to the timing of sales of properties.
The decrease in equity in earnings (losses) of non-consolidated entities of $7.4 million was primarily due to the timing of gains recognized on the sale of non-consolidated investments, partially offset by an impairment charge recognized in 2017 on our investment in Palm Beach Gardens, Florida where the sole tenant filed for bankruptcy.
The decrease in net income attributable to noncontrolling interests of $1.8 million related primarily to a decrease in the limited partners' share of rental revenues and gains on sales of properties, which were recognized by LCIF in 2016.
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

The following presents our consolidated same-store NOI, for the six months ended June 30, 2017 and 2016 ($000's):

	2017	2016
Total cash base rent	$147,306	$148,368
Tenant reimbursements	12,400	13,284
Property operating expenses	(19,856)	(18,525)
Same-store NOI	$139,850	$143,127
Our reported same-store NOI decreased from 2016 to 2017 by 2.3%. The decrease in same-store NOI between periods primarily related to an increase in vacancy in certain of our office properties. Our historical same-store square footage leased was 97.8% at June 30, 2017 and 98.9% at June 30, 2016.
Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Six Months ended June 30,
	2017	2016
Net income	$49,585	$107,133

Interest and amortization expense	38,941	45,572
Provision for income taxes	799	637
Depreciation and amortization	85,211	84,399
General and administrative	17,598	15,522
Transaction costs	488	214
Non-operating income	(3,992)	(6,420)
Gains on sales of properties	(44,433)	(42,341)
Impairment charges and loan loss	21,591	3,014
Debt satisfaction charges, net	46	3,356
Equity in (earnings) losses of non-consolidated entities	1,347	(6,054)
Lease termination income	(2,625)	(13,382)
Straight-line adjustments	(8,550)	(24,380)
Lease incentives	941	842
Amortization of above/below market leases	860	955
NOI	157,807	169,067

Less NOI:
Disposed of properties	(1,063)	(23,103)
Acquired properties	(15,464)	(1,088)
Properties in default	(1,430)	(1,749)
Same-Store NOI	$139,850	$143,127

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and six months ended June 30, 2017 and 2016 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$5,519	$53,875	$45,916	$101,655
Adjustments:
Depreciation and amortization	41,076	39,688	82,618	80,881
Impairment charges - real estate, including non-consolidated entities	17,111	3,014	19,809	3,014
Noncontrolling interests - OP units	—	927	(19)	1,662
Amortization of leasing commissions	1,244	1,584	2,593	3,518
Joint venture and noncontrolling interest adjustment	265	222	605	458
Gains on sales of properties, including non-consolidated entities	(10,240)	(25,326)	(45,885)	(47,719)
Tax on sales of properties	—	—	—	50
FFO available to common shareholders and unitholders - basic	54,975	73,984	105,637	143,519
Preferred dividends	1,573	1,573	3,145	3,145
Interest and amortization on 6.00% Convertible Guaranteed Notes	—	233	—	485
Amount allocated to participating securities	60	84	131	175
FFO available to all equityholders and unitholders - diluted	56,608	75,874	108,913	147,324
Debt satisfaction charges, net	46	3,194	46	3,356
Loan loss	—	—	5,294	—
Transaction costs	302	68	488	214
Adjusted Company FFO available to all equityholders and unitholders - diluted	$56,956	$79,136	$114,741	$150,894

Per Common Share and Unit Amounts
Basic:
FFO	$0.23	$0.31	$0.44	$0.61

Diluted:
FFO	$0.23	$0.31	$0.44	$0.60
Adjusted Company FFO	$0.23	$0.32	$0.47	$0.62

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	237,720,198	232,592,998	237,451,355	232,617,901
Operating partnership units(1)	3,724,462	3,818,805	3,747,922	3,819,498
Weighted-average common shares outstanding - basic FFO	241,444,660	236,411,803	241,199,277	236,437,399

Diluted:
Weighted-average common shares outstanding - diluted EPS	241,531,313	235,227,199	241,310,529	235,151,256
Operating partnership units(1)	—	3,818,805	—	3,819,498
Unvested share-based payment awards	606,934	—	648,810	—
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	246,848,817	243,756,574	246,669,909	243,681,324
(1) Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of June 30, 2017, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

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
Cash flows from operations totaled $21.2 million and $25.4 million during the six months ended June 30, 2017 and 2016, respectively. The decrease was primarily due to the impact of property sales and a decrease in lease terminations, partially offset by a decrease in the allocation of interest and general and administrative expenses from Lexington. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which the Partnership has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership cash management program.
Net cash provided by (used in) investing activities totaled $(43.1) million and $52.9 million during the six months ended June 30, 2017 and 2016, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities related primarily to capital expenditures on real estate properties, acquisition of real estate, investments in real estate under construction, investments in non-consolidated entities and an increase in restricted cash.
Net cash used in financing activities totaled $5.7 million and $73.0 million during the six months ended June 30, 2017 and 2016, respectively. Cash used in financing activities was primarily attributable to distribution payments, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to related party advances (payments), net.
Property Specific Debt. As of June 30, 2017, the Partnership had no property specific debt maturing in 2017 and 2018. However, if a mortgage loan is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage loan to avoid transferring the underlying property to the lender or selling the underlying property to a third party. During the six months ended June 30, 2016, the Partnership satisfied a $15.0 million balloon maturity on its Byhalia Mississippi property.
 Capital Recycling. During the six months ended June 30, 2017 and 2016, the Partnership disposed of its interests in certain investments for an aggregate gross sales price of $7.6 million and $103.3 million, respectively. During the six months ended June 30, 2016, the Partnership satisfied an aggregate $38.1 million of non-recourse mortgage debt in connection with the sales.

Results of Operations
Three months ended June 30, 2017 compared with the three months ended June 30, 2016. The decrease in total gross revenues of $20.1 million was primarily attributable to a decrease in rental revenue. The decrease in rental revenue of $19.9 million was primarily due to a reduction in rental revenue of $22.1 million due to a decrease in revenue from properties sold and a reduction in lease termination income, partially offset by rental revenue from newly acquired properties of $2.0 million.
The increase in depreciation and amortization expense of $1.0 million was primarily due to acquisitions of certain properties.
The decrease in general and administrative expense of $0.5 million primarily related to a decrease in the allocation of expenses from Lexington.
The decrease in interest and amortization expense of $4.5 million was primarily due to the sale of encumbered properties in 2016, particularly the New York, New York land investments, and a decrease in the allocation of interest and amortization expense from Lexington.
The decrease in debt satisfaction charges, net of $1.6 million was primarily due to the timing of debt satisfactions.
Impairment charges of $2.8 million during the three months ended June 30, 2017, primarily related to an impairment charge recognized on the sale of a vacant office property in Southfield, Michigan.
The decrease in gains on sales of properties of $8.2 million related to the timing of sales of properties.
Six months ended June 30, 2017 compared with the six months ended June 30, 2016. The decrease in total gross revenues of $34.9 million was primarily attributable to a decrease in rental revenue. The decrease in rental revenue of $34.2 million was primarily due to a reduction in rental revenue of $36.9 million due to a decrease in revenue from properties sold and a reduction in lease termination income, partially offset by rental revenue from newly acquired properties of $2.9 million.
The increase in depreciation and amortization expense of $0.8 million was primarily due to acquisitions of certain properties.
Property operating expense decreased $1.1 million primarily due to the sale of properties, including multi-tenanted properties, where LCIF had operating expense responsibilities.
The decrease in general and administrative expense of $1.2 million primarily related to a decrease in the allocation of expenses from Lexington.
The decrease in interest and amortization expense of $9.4 million was primarily due to the sale of encumbered properties in 2016, particularly the New York, New York land investments, and a decrease in the allocation of interest and amortization expense from Lexington.
The decrease in debt satisfaction charges, net of $1.6 million was primarily due to the timing of debt satisfactions.
Impairment charges of $5.3 million during the six months ended June 30, 2017, related to impairment charges recognized on the sale of two vacant office properties in Foxborough, Massachusetts and Southfield, Michigan.
The decrease in gains on sales of properties of $16.0 million related to the timing of sales of properties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $129.1 million and $123.0 million at June 30, 2017 and 2016, respectively, which represented 7.0% and 5.8% of our aggregate principal consolidated indebtedness. During the three-month period ended June 30, 2017 and 2016, our variable-rate indebtedness had a weighted-average interest rate of 2.9% and 1.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2017 and 2016 would have increased by $219 thousand and $366 thousand, respectively. During the six-month period ended June 30, 2017 and 2016, our variable-rate indebtedness had a weighted-average interest rate of 2.9% and 1.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2017 and 2016 would have increased by $219 thousand and $837 thousand, respectively. As of June 30, 2017 and 2016, our aggregate principal consolidated fixed-rate debt was $1.7 billion and $2.1 billion, respectively, which represented 93.0% and 94.2%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of June 30, 2017. We believe the fair value is indicative of the interest rate environment as of June 30, 2017, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.7 billion as of June 30, 2017.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2017, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

The Partnership has similar exposure to market risk and interest rate risk relating to its variable-rate indebtedness because the Partnership is a co-borrower of the Company's variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Lexington Realty Trust:

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed in the Annual Report, Management has identified a material weakness in our internal control over financial reporting, and management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2017 due to this material weakness. Management believes the unaudited condensed consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2017, management began implementing a remediation plan that was approved by the Audit Committee of our Board of Trustees with respect to the material weakness described in the Annual Report. Management took the following steps as part of the remediation:

•
Evaluated and revised our financial reporting process to align our control environment, business processes and monitoring and personnel with our financial reporting objectives, with an emphasis on critical accounting policies and significant or unusual transactions.

•
Improved the documentation of our system of internal control over financial reporting, specifically the application of critical accounting policies and identification of significant or unusual transactions, by establishing a policy guidance for the identification and critical accounting analysis of significant or unusual transactions.

•
Implemented additional controls over the communication, review and authorization of significant or unusual transactions, including, appropriate oversight by our Board of Trustees and Audit Committee of our Board of Trustees, as applicable.

The changes resulting from this remediation plan have not been tested.  Until testing occurs and the changes operate for an appropriate period of time to insure their effectiveness, the material weakness described in the Annual Report will not be considered remediated.  Other than these changes, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lepercq Corporate Income Fund L.P.:

Evaluation of Disclosure Controls and Procedures.  The Partnership’s management, with the participation of Lex GP’s President and Lex GP’s Vice President and Treasurer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including Lex GP’s President and Lex GP’s Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. As discussed in the Annual Report, Management has identified a material weakness in the Partnership's internal control over financial reporting, and management, including each of Lex GP's President and Lex GP's Vice President and Treasurer, has concluded that the Partnership's disclosure controls and procedures were not effective as of June 30, 2017 due to this material weakness. Management believes the unaudited condensed consolidated financial statements contained herein present fairly, in all material respects, the Partnership's financial position as of the specified dates and the Partnership's results of operations and cash flows for the specified periods.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2017, the Partnership’s management began implementing a remediation plan that was approved by the Audit Committee of Lexington’s Board of Trustees with respect to the material weakness described in the Annual Report. The Partnership’s management took the following steps as part of the remediation:

•
Evaluated and revised the Partnership’s financial reporting process to align the Partnership’s control environment, business processes and monitoring and personnel with the Partnership’s financial reporting objectives, with an emphasis on critical accounting policies and significant or unusual transactions.

•
Improved the documentation of the Partnership’s system of internal control over financial reporting, specifically the application of critical accounting policies and identification of significant or unusual transactions, by establishing a policy guidance for the identification and critical accounting analysis of significant or unusual transactions.

•
Implemented additional controls over the communication, review and authorization of significant or unusual transactions, including, appropriate oversight by Lexington’s Board of Trustees and Audit Committee of Lexington’s Board of Trustees, as applicable.

The changes resulting from this remediation plan have not been tested.  Until testing occurs and the changes operate for an appropriate period of time to insure their effectiveness, the material weakness described in the Annual Report will not be considered remediated.  Other than these changes, there were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
The following table summarizes repurchases of our common shares/OP units during the three months ended June 30, 2017 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2017	—	$—	—	6,599,088
May 1 - 31, 2017	—	$—	—	6,599,088
June 1 - 30, 2017	—	$—	—	6,599,088
Second quarter 2017	—	$—	—	6,599,088

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

10.1	—	Lexington Realty Trust Amended and Restated 2011 Equity-Based Award Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2017)(1, 4)
31.1	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.3	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.4	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.3	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.4	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged; (vii) Unaudited Condensed Consolidated Balance Sheets of LCIF; (viii) Unaudited Condensed Consolidated Statements of Operations of LCIF; (ix) Unaudited Condensed Consolidated Statements of Changes in Partners' Capital of LCIF; (x) Unaudited Condensed Consolidated Statements of Cash Flows of LCIF; and (xi) Notes to Unaudited Condensed Consolidated Financial Statements of LCIF, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 8, 2017	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	August 8, 2017	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	August 8, 2017	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Date:	August 8, 2017	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President and Treasurer (principal financial officer)