Form 10-Q
period 2017-09-30
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2017-11-07
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017.
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
Indicate the number of shares outstanding of each of Lexington Realty Trust's classes of common stock, as of the latest practicable date: 240,652,170 common shares of beneficial interest, par value $0.0001 per share, as of November 3, 2017.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2017, which we refer to as this Quarterly Report, of (1) Lexington Realty Trust, which we refer to as the Company or the Trust, and subsidiaries and (2) Lepercq Corporate Income Fund L.P., which we refer to as the Partnership or LCIF, and subsidiaries. Unless stated otherwise or the context otherwise requires, (1) “we,” “our,” and “us” refer collectively to the Company and its consolidated subsidiaries, including LCIF and its consolidated subsidiaries, and (2) LCIF or the Partnership refers to LCIF and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

The Company is the sole equity owner of (1) Lex GP-1 Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of September 30, 2017, approximately 96% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

OP units not owned by LXP are accounted for as partners’ capital in LCIF’s unaudited condensed consolidated financial statements and as noncontrolling interests in the Trust’s unaudited condensed consolidated financial statements.

We believe it is important to understand the differences between the Trust and LCIF in the context of how the Trust and LCIF operate as an interrelated, consolidated company. The Trust’s and LCIF’s businesses are substantially the same, except that LCIF is dependent on the Trust for management of LCIF’s operations and future investments as LCIF does not have any employees, executive officers or a board of directors.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets:
Real estate, at cost	$3,837,705	$3,533,172
Real estate - intangible assets	595,904	597,294
Investments in real estate under construction	—	106,652
	4,433,609	4,237,118
Less: accumulated depreciation and amortization	1,200,814	1,208,792
Real estate, net	3,232,795	3,028,326
Assets held for sale	8,638	23,808
Cash and cash equivalents	140,545	86,637
Restricted cash	34,946	31,142
Investment in and advances to non-consolidated entities	60,683	67,125
Deferred expenses, net	32,426	33,360
Loans receivable, net	—	94,210
Rent receivable – current	6,388	7,516
Rent receivable – deferred	46,611	31,455
Other assets	32,124	37,888
Total assets	$3,595,156	$3,441,467

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$670,345	$738,047
Revolving credit facility borrowings	200,000	—
Term loans payable, net	596,369	501,093
Senior notes payable, net	494,989	494,362
Trust preferred securities, net	127,171	127,096
Dividends payable	48,494	47,264
Liabilities held for sale	442	191
Accounts payable and other liabilities	36,728	59,601
Accrued interest payable	11,683	6,704
Deferred revenue - including below market leases, net	34,069	39,895
Prepaid rent	15,371	14,723
Total liabilities	2,235,661	2,028,976

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 240,643,775 and 238,037,177 shares issued and outstanding in 2017 and 2016, respectively	24	24
Additional paid-in-capital	2,824,379	2,800,736
Accumulated distributions in excess of net income	(1,576,459)	(1,500,966)
Accumulated other comprehensive income (loss)	510	(1,033)
Total shareholders’ equity	1,342,470	1,392,777
Noncontrolling interests	17,025	19,714
Total equity	1,359,495	1,412,491
Total liabilities and equity	$3,595,156	$3,441,467
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gross revenues:
Rental	$89,704	$98,602	$265,923	$310,804
Tenant reimbursements	7,985	7,379	23,549	23,366
Total gross revenues	97,689	105,981	289,472	334,170
Expense applicable to revenues:
Depreciation and amortization	(43,495)	(40,288)	(128,706)	(124,687)
Property operating	(11,694)	(11,472)	(36,784)	(34,843)
General and administrative	(7,963)	(7,510)	(25,561)	(23,032)
Litigation reserve	(2,050)	—	(2,050)	—
Non-operating income	1,005	3,080	4,997	9,500
Interest and amortization expense	(18,887)	(23,001)	(57,828)	(68,573)
Debt satisfaction gains (charges), net	2,424	2,538	2,378	(818)
Impairment charges and loan loss	(21,986)	(72,890)	(43,577)	(75,904)
Gains on sales of properties	10,645	16,072	55,078	58,413
Income (loss) before provision for income taxes and equity in earnings (losses) of non-consolidated entities	5,688	(27,490)	57,419	74,226
Provision for income taxes	(375)	(462)	(1,174)	(1,099)
Equity in earnings (losses) of non-consolidated entities	283	340	(1,064)	6,394
Net income (loss)	5,596	(27,612)	55,181	79,521
Less net (income) loss attributable to noncontrolling interests	(55)	2,260	(448)	102
Net income (loss) attributable to Lexington Realty Trust shareholders	5,541	(25,352)	54,733	79,623
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(52)	(50)	(183)	(187)
Net income (loss) attributable to common shareholders	$3,916	$(26,975)	$49,832	$74,718

Net income (loss) attributable to common shareholders - per common share basic	$0.02	$(0.12)	$0.21	$0.32
Weighted-average common shares outstanding – basic	237,989,098	234,207,396	237,632,572	233,151,600

Net income (loss) attributable to common shareholders - per common share diluted	$0.02	$(0.12)	$0.21	$0.31
Weighted-average common shares outstanding – diluted	241,702,715	234,207,396	241,442,227	237,215,883
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$5,596	$(27,612)	$55,181	$79,521
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	67	2,637	1,543	(2,944)
Other comprehensive income (loss)	67	2,637	1,543	(2,944)
Comprehensive income (loss)	5,663	(24,975)	56,724	76,577
Comprehensive (income) loss attributable to noncontrolling interests	(55)	2,260	(448)	102
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$5,608	$(22,715)	$56,276	$76,679
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months ended September 30, 2017		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2016	$1,412,491	$94,016	$24	$2,800,736	$(1,500,966)	$(1,033)	$19,714
Redemption of noncontrolling OP units for common shares	—	—	—	574	—	—	(574)
Issuance of common shares and deferred compensation amortization, net	23,069	—	—	23,069	—	—	—
Dividends/distributions	(132,789)	—	—	—	(130,226)	—	(2,563)
Net income	55,181	—	—	—	54,733	—	448
Other comprehensive income	1,543	—	—	—	—	1,543	—
Balance September 30, 2017	$1,359,495	$94,016	$24	$2,824,379	$(1,576,459)	$510	$17,025

Nine Months ended September 30, 2016		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2015	$1,462,531	$94,016	$23	$2,776,837	$(1,428,908)	$(1,939)	$22,502
Issuance of common shares upon conversion of convertible notes	12,027	—	—	12,027	—	—	—
Repurchase of common shares	(8,973)	—	—	(8,973)	—	—	—
Redemption of noncontrolling OP units for common shares	—	—	—	31	—	—	(31)
Issuance of common shares and deferred compensation amortization, net	9,045	—	1	9,044	—	—	—
Dividends/distributions	(128,319)	—	—	—	(125,791)	—	(2,528)
Net income (loss)	79,521	—	—	—	79,623	—	(102)
Other comprehensive loss	(2,944)	—	—	—	—	(2,944)	—
Balance September 30, 2016	$1,422,888	$94,016	$24	$2,788,966	$(1,475,076)	$(4,883)	$19,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months ended September 30,
	2017	2016
Net cash provided by operating activities:	$172,581	$180,583
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(418,574)	(70,297)
Investment in real estate under construction	(81,364)	(105,548)
Capital expenditures	(13,367)	(3,267)
Net proceeds from sale of properties	186,499	293,634
Net proceeds from sale of non-consolidated investment	6,127	—
Principal payments received on loans receivable	89,908	214
Investments in and advances to non-consolidated entities	(4,068)	(33,554)
Distributions from non-consolidated entities in excess of accumulated earnings	477	7,299
Increase in deferred leasing costs	(5,284)	(6,165)
Change in restricted cash	(5,843)	(32,450)
Change in real estate deposits, net	10,938	(20,566)
Net cash provided by (used in) investing activities	(234,551)	29,300
Cash flows from financing activities:
Dividends to common and preferred shareholders	(128,996)	(123,287)
Principal amortization payments	(23,243)	(20,887)
Principal payments on debt, excluding normal amortization	(41,488)	(103,473)
Retirement of convertible notes	—	(672)
Proceeds from term loans	95,000	—
Change in revolving credit facility borrowings, net	200,000	(177,000)
Payment of developer liabilities	—	(4,016)
Change in deferred financing costs	(1,252)	(1,841)
Proceeds of mortgages and notes payable	—	254,650
Change in restricted cash	1,572	—
Cash distributions to noncontrolling interests	(2,563)	(2,528)
Issuance of common shares, net	16,848	2,686
Repurchase of common shares	—	(8,973)
Net cash provided by (used in) financing activities	115,878	(185,341)
Change in cash and cash equivalents	53,908	24,542
Cash and cash equivalents, at beginning of period	86,637	93,249
Cash and cash equivalents, at end of period	$140,545	$117,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
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
As of September 30, 2017, the Company had ownership interests in approximately 180 consolidated real estate properties, located in 38 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
As of September 30, 2017, the Company operated in a manner intended to enable it to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities historically prohibited for REITs in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. As such, the TRS are subject to federal income taxes on the income from these activities.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2017 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (“Annual Report”).
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
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company determined that it was the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities, including LCIF, in which the Company has an approximate 96% interest. See the unaudited condensed consolidated financial statements of LCIF included within this Quarterly Report.
The Company has a joint venture limited partnership with a developer which is a consolidated VIE. In January 2017, the joint venture completed the development of an office campus in Lake Jackson, Texas. The Company currently has a 100% interest in the joint venture; however, the developer has certain protective rights, and, upon project close-out, the developer will be credited with a notional capital account for a profit interest and certain cost savings. As of September 30, 2017, the joint venture had $144,169 in real estate, net.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of September 30, 2017, the VIEs' mortgages and notes payable are non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Real estate, net	$790,185	$778,265
Total assets	$898,620	$899,801
Mortgages and notes payable, net	$360,426	$364,099
Total liabilities	$371,000	$395,332
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
September 30, 2017 and 2016
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

Three Months ended September 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$106,331	$(350)	$105,981
Net loss	$(27,262)	$(350)	$(27,612)
Net loss attributable to common shareholders	$(26,653)	$(322)	$(26,975)
Net loss attributable to common shareholders - basic per share	$(0.11)	$(0.01)	$(0.12)
Net loss attributable to common shareholders - diluted per share	$(0.11)	$(0.01)	$(0.12)

Nine Months ended September 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$327,524	$6,646	$334,170
Net income	$72,875	$6,646	$79,521
Net income attributable to common shareholders	$68,310	$6,408	$74,718
Net income attributable to common shareholders - basic per share	$0.29	$0.03	$0.32
Net income attributable to common shareholders - diluted per share	$0.28	$0.03	$0.31
Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard as leases are excluded from ASU 2014-09. The Company expects that it may be impacted in its recognition of non-lease revenue, non-lease components of revenue from lease agreements (upon adoption of ASU 2016-02) and the timing of its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control and the buyer having the ability to direct the use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. As a result, the Company generally expects that the new guidance may result in transactions qualifying as sales of real estate at an earlier date than under current accounting guidance. The Company is finalizing its evaluation of the impact of the standard but currently believes the impact would be limited to the timing and income statement presentation of revenue and not the total amount of revenue recognized over time. The

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Company will adopt ASU 2014-09 effective January 1, 2018 and anticipates using the modified retrospective approach. As the majority of the Company’s revenue is from rental income related to leases, the Company does not expect the ASU to have a material impact on the consolidated financial statements upon adoption.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years; however early adoption is permitted. The Company does not believe this guidance will have a material impact on its consolidated financial statements.
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
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In August 2017, the FASB issued ASU-2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Topic 815. The ASU is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2017 and 2016:

	Three Months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
BASIC
Net income (loss) attributable to common shareholders	$3,916	$(26,975)	$49,832	$74,718
Weighted-average number of common shares outstanding - basic	237,989,098	234,207,396	237,632,572	233,151,600

Net income (loss) attributable to common shareholders - per common share basic	$0.02	$(0.12)	$0.21	$0.32

DILUTED
Net income (loss) attributable to common shareholders - basic	$3,916	$(26,975)	$49,832	$74,718
Impact of assumed conversions	(173)	—	(192)	(845)
Net income (loss) attributable to common shareholders	$3,743	$(26,975)	$49,640	$73,873

Weighted-average common shares outstanding - basic	237,989,098	234,207,396	237,632,572	233,151,600
Effect of dilutive securities:
Share options	66,748	—	95,788	246,166
OP Units	3,646,869	—	3,713,867	3,818,117
Weighted-average common shares outstanding - diluted	241,702,715	234,207,396	241,442,227	237,215,883

Net income (loss) attributable to common shareholders - per common share diluted	$0.02	$(0.12)	$0.21	$0.31
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction
The Company completed the following acquisition and build-to-suit transactions during the nine months ended September 30, 2017:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below Market Lease Intangible
Office	Lake Jackson, TX(1)	January 2017	$70,401	10/2036	$3,078	$67,323	$—	$—
Industrial	New Century, KS	February 2017	12,056	01/2027	—	13,198	1,648	(2,790)
Industrial	Lebanon, IN	February 2017	36,194	01/2024	2,100	29,443	4,651	—
Office	Charlotte, NC	April 2017	61,339	04/2032	3,771	47,064	10,504	—
Industrial	Cleveland, TN	May 2017	34,400	03/2024	1,871	29,743	2,786	—
Industrial	Grand Prairie, TX	June 2017	24,317	03/2037	3,166	17,985	3,166	—
Industrial	San Antonio, TX	June 2017	45,507	04/2027	1,311	36,644	7,552	—
Industrial	Opelika, AL	July 2017	37,269	05/2042	134	33,183	3,952	—
Industrial	McDonough, GA	August 2017	66,700	01/2028	5,441	52,762	8,497	—
Industrial	Byhalia, MS	September 2017	36,590	09/2027	1,751	31,236	3,603	—
Industrial	Jackson, TN	September 2017	57,920	10/2027	1,454	49,026	7,440	—
Industrial	Smyrna, TN	September 2017	104,890	04/2027	1,793	93,940	9,157	—
			$587,583		$25,870	$501,547	$62,956	$(2,790)

(1)	Completed the construction of the final building of a four-building project. Initial cost basis excludes estimated developer partner payout of approximately $8,000.

The Company recognized aggregate transaction costs of $1,100 and $329 for the nine months ended September 30, 2017 and 2016, respectively, which are included as property operating expenses within the Company's unaudited condensed consolidated statements of operations.
From time to time, the Company is engaged in various forms of build-to-suit development activities. The Company, through lender subsidiaries and property owner subsidiaries, may enter into the following acquisition, development and construction arrangements: (1) lend funds to construct a build-to-suit project subject to a single-tenant lease with an agreement to purchase the property upon completion of construction and commencement of the single-tenant lease, (2) hire a developer to construct a built-to-suit project on owned property leased to a single tenant, (3) fund the construction of a build-to-suit project on owned property pursuant to the terms of a single-tenant lease or (4) enter into a purchase and sale agreement with a developer to acquire a single-tenant build-to-suit property upon completion of construction and commencement of a single-tenant lease. As of September 30, 2017, the Company had no development arrangements outstanding. As of December 31, 2016, the Company's aggregate investment in development arrangements was $106,652, which included $3,442 of capitalized interest and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

As of September 30, 2017, the Company had the following forward purchase commitments:

Location	Square Feet (000's)	Property Type	Maximum Acquisition Cost	Estimated Acquisition Date	Approximate Lease Term (Yrs)
Warren, MI (1)	260	Industrial	$47,000	4Q 17	15
Romulus, MI	500	Industrial	39,330	4Q 17	15
Lafayette, IN	309	Industrial	17,450	4Q 17	7
	1,069		$103,780
(1) A $4,600 letter of credit secures the Company's obligation to purchase the property.
The Company can give no assurances that any of these forward purchase commitments will be consummated or, if consummated, will perform to the Company's expectations.

(4)	Property Dispositions and Real Estate Impairment
During the nine months ended September 30, 2017, the Company disposed of its interests in various properties for an aggregate gross sale price of $190,368 and conveyed a vacant office property, along with its escrow deposits, in satisfaction of a $3,496 non-recourse mortgage loan. During the nine months ended September 30, 2016, the Company disposed of its interests in various properties, including land investments, for an aggregate gross sale price of $561,817 and conveyed a vacant office property, along with its escrow deposits, in satisfaction of a $14,118 non-recourse mortgage loan; however, the lender brought a claim under the related non-recourse carve out guaranty (see note 13).
During the nine months ended September 30, 2017 and 2016, the Company recognized aggregate gains on sales of properties of $55,078 and $58,413, respectively. In addition, during the nine months ended September 30, 2017 and 2016, the Company recognized debt satisfaction gains (charges), net of $2,381 and $(381), respectively, relating to properties disposed of, including conveyed properties.
As of September 30, 2017 and December 31, 2016, the Company had one property and two properties, respectively, classified as held for sale.
Assets and liabilities of held for sale properties as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Assets:
Real estate, at cost	$8,607	$25,957
Real estate, intangible assets	—	7,789
Accumulated depreciation and amortization	—	(13,346)
Rent receivable - current	11	—
Rent receivable - deferred	—	1,715
Other assets	20	1,693
	$8,638	$23,808

Liabilities:
Other	$442	$191
	$442	$191
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the nine months ended September 30, 2017 and 2016, the Company recognized aggregate impairment charges of $38,283 and $75,904, respectively, on properties disposed of and properties held for use.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Loans Receivable
As of September 30, 2017, all of the Company's loans receivable were fully satisfied. As of December 31, 2016, the Company's loans receivable were comprised primarily of mortgage loans on real estate.
The following is a summary of the Company's loans receivable as of December 31, 2016:

	Loan carrying-value(1)
Loan	12/31/2016	Interest Rate	Maturity Date
Kennewick, WA(2)	$85,709	9.00%	05/2022
Oklahoma City, OK(3)	8,501	11.50%	03/2016
	$94,210

(1)	Loan carrying value includes accrued interest and is net of origination costs, if any.

(2)
Loan provided for a current pay rate of 8.75%, an accrual rate of 9.0% and a balloon of $87,245 at maturity. During the nine months ended September 30, 2017, the loan was assigned to a third party for 94% of its principal balance. The Company recognized a $5,294 loan loss on the transaction.

(3)
In June 2015, the Company loaned a tenant-in-common $8,420. The loan was secured by the tenant-in-common's interest in an office property, in which the Company had a 40% tenant-in-common interest. The loan was satisfied in full in February 2017. The Company incurred professional fees of $376 to collect this loan. Such fees are included in general and administrative expenses on the Company's unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017.

(6)    Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$510	$—	$510	$—
Impaired real estate assets*	$20,264	$—	$—	$20,264

	Balance	Fair Value Measurements Using
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$44	$—	$44	$—
Impaired real estate assets*	$15,801	$—	$—	$15,801
Interest rate swap liabilities	$(1,077)	$—	$(1,077)	$—
*Represents a non-recurring fair value measurement, including assets held for sale. Fair value as of the date of impairment.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$—	$—	$94,210	$94,911

Liabilities
Debt	$2,088,874	$2,058,863	$1,860,598	$1,814,824
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2017 and December 31, 2016, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(7)	Investment in and Advances to Non-Consolidated Entities
As of September 30, 2017, the Company had ownership interests ranging from 15% to 25% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $46,661 at September 30, 2017 (the Company's proportionate share was $8,395).
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
During the nine months ended September 30, 2017, the Company recognized an impairment charge of $3,512 on its investment in a retail property in Palm Beach Gardens, Florida due to the bankruptcy of its tenant. This impairment charge reduced the Company's investment balance to zero.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of September 30, 2017, the Company had a 25% equity interest in the joint venture. The joint venture completed the project during 2016 for a total construction cost of $79,964. The Company was contractually obligated to provide construction financing to the joint venture up to $56,686. As of September 30, 2017, the Company's loan balance, net of origination costs, of $48,771 was included in investment in and advances to non-consolidated entities.

(8)	Debt
The Company had the following mortgages and notes payable outstanding as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Mortgages and notes payable	$676,935	$745,173
Unamortized debt issuance costs	(6,590)	(7,126)
	$670,345	$738,047
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at September 30, 2017 and December 31, 2016 and all mortgages and notes payables mature between 2017 and 2036 as of September 30, 2017. The weighted-average interest rate was 4.6% at September 30, 2017 and December 31, 2016.
The Company had the following senior notes outstanding as of September 30, 2017 and December 31, 2016:

Issue Date	September 30, 2017	December 31, 2016	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized discount	(1,576)	(1,780)
Unamortized debt issuance cost	(3,435)	(3,858)
	$494,989	$494,362
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In September 2017, the Company's $905,000 unsecured credit agreement with KeyBank National Association, as agent, was amended to, among other things, increase the overall facility to $1,105,000. With lender approval, the Company can increase the size of the amended facility to an aggregate of $2,010,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$300,000 Term Loan(2)(4)	August 2020	LIBOR + 1.10%
$300,000 Term Loan(3)(4)	January 2021	LIBOR + 1.10%

(1)
Increased from $400,000. Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At September 30, 2017, the revolving credit facility had $200,000 borrowings outstanding, $4,600 of letters of credit and availability of $300,400, subject to covenant compliance.

(2)
Increased from $250,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. The Company previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on $250,000 of outstanding LIBOR-based borrowings.

(3)
Increased from $255,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. The Company previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255,000 of outstanding LIBOR-based borrowings.

(4)	The aggregate unamortized debt issuance costs for the term loans were $3,631 and $3,907 as of September 30, 2017 and December 31, 2016, respectively.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2017.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points thereafter through maturity. The interest rate at September 30, 2017 was 3.011%. As of September 30, 2017 and December 31, 2016, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,949 and $2,024, respectively, of unamortized debt issuance costs.

During the nine months ended September 30, 2017 and 2016, the Company incurred debt satisfaction charges, net of $3 and $437, respectively, on the retirement of various debt instruments, other than those disclosed elsewhere in the Company's condensed consolidated financial statements.

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
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2017 and 2016.
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $297 will be reclassified as a decrease to interest expense.
As of September 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017		As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$510	Other Assets	$44
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$—	Accounts Payable and Other Liabilities	$(1,077)
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016.

Derivatives in Cash Flow	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion) September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
Hedging Relationships	2017	2016		2017	2016
Interest Rate Swaps	$581	$(6,035)	Interest expense	$962	$3,091
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2017, the Company had not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2017 and 2016, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the nine months ended September 30, 2017, the Company issued 1,593,603 common shares under its At-The-Market offering program and generated aggregate gross proceeds of $17,362. During the nine months ended September 30, 2016, the Company issued 577,823 common shares under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $4,115.
During the nine months ended September 30, 2017 and 2016, the Company granted common shares to certain employees as follows:

	Nine Months ended September 30,
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

In addition, during the nine months ended September 30, 2017 and 2016, the Company issued 44,238 and 43,503, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $463 and $350, respectively.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the nine months ended September 30, 2016, the Company repurchased 1,184,113 common shares, at an average price of $7.56 per common share. No repurchases occurred during the nine months ended September 30, 2017.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Nine Months ended September 30,
	2017	2016
Balance at beginning of period	$(1,033)	$(1,939)
Other comprehensive income (loss) before reclassifications	581	(6,035)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	962	3,091
Balance at end of period	$510	$(4,883)
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
As of September 30, 2017, there were approximately 3,225,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

(12)	Related Party Transactions
In connection with efforts to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provided that the Company would reimburse investors providing the funds for such financing if the following occured: (1) the joint venture received such funds, (2) the USCIS denied the financing solely because the project was not permitted under the EB-5 visa program, and (3) the joint venture failed to return such funds.  As of September 30, 2017, USCIS approved the project, and the guaranty terminated by its terms.
In addition, in connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina owned by LCIF, LCIF has agreed to reimburse the Chairman's affiliate up to approximately $107 for its expenses, but no expenses were reimbursed as of September 30, 2017.
There were no other related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
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
GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender claimed approximately $9,200 in order to satisfy the outstanding amount of the loan, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto.
The lender claimed that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement. The limited guaranty provides that the guarantor's liability for the guaranteed obligations shall not exceed $10,000.  The Company filed a motion to dismiss, which was generally denied. The parties conducted discovery consisting of document production. The Company recorded a $2,050 litigation reserve during the quarter ended September 30, 2017 relating to this litigation as the Company determined that a liability was "probable" (as defined by FASB ASC 450-20-20). A mediation was held on October 5, 2017, but a settlement was not reached that day. Following the mediation, a settlement agreement was executed that requires a $2,050 payment.
The lender also brought a foreclosure action against the property owner subsidiary. A foreclosure sale was held September 13, 2016 and the lender acquired the property for a nominal amount.
During the nine months ended September 30, 2017, the Company incurred $2,226 in legal costs relating to this litigation, which are included in general and administrative expense on the Company's unaudited condensed consolidated statement of operations.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2017 and 2016, the Company paid $50,691 and $62,995, respectively, for interest and $1,687 and $1,163, respectively, for income taxes.
During the nine months ended September 30, 2016, the Company sold its interests in certain properties, which included the assumption by the buyers of such properties of $242,269 of the related non-recourse mortgage debt.

(15)	Subsequent Events
Subsequent to September 30, 2017 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company:

•	acquired an industrial property in Lafayette, Indiana for $17,450;

•	disposed of three properties to unrelated third parties for an aggregate gross sale price of $19,043; and

•	transferred an office property in Lisle, Illinois to its lender in full satisfaction of the related $9,120 non-recourse mortgage.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	September 30, 2017	December 31, 2016
Assets:
Real estate, at cost	$761,733	$731,202
Real estate - intangible assets	114,134	104,761
Investment in real estate under construction	—	40,443
	875,867	876,406
Less: accumulated depreciation and amortization	234,456	236,930
Real estate, net	641,411	639,476
Cash and cash equivalents	66,887	52,031
Restricted cash	1,540	1,545
Investment in and advances to non-consolidated entities	5,738	5,526
Deferred expenses, net	6,543	5,070
Rent receivable - current	233	358
Rent receivable - deferred	20,616	17,449
Related party advances, net	—	5,967
Other assets	2,713	1,182
Total assets	$745,681	$728,604

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$168,490	$169,212
Co-borrower debt	165,839	146,404
Related party advances, net	2,157	—
Accounts payable and other liabilities	5,197	3,559
Accrued interest payable	663	673
Deferred revenue - including below market leases, net	853	1,003
Distributions payable	14,742	16,916
Prepaid rent	3,015	3,214
Total liabilities	360,956	340,981

Commitments and contingencies
Partners' capital	384,725	387,623
Total liabilities and partners' capital	$745,681	$728,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except unit data)

	Three Months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gross revenues:
Rental	$19,126	$28,496	$55,125	$98,648
Tenant reimbursements	2,116	2,062	6,044	6,782
Total gross revenues	21,242	30,558	61,169	105,430
Expense applicable to revenues:
Depreciation and amortization	(10,114)	(7,793)	(28,495)	(25,402)
Property operating	(3,000)	(3,371)	(9,599)	(11,079)
General and administrative	(1,727)	(2,643)	(5,019)	(7,112)
Non-operating income	3	44	235	299
Interest and amortization expense	(4,099)	(7,109)	(11,438)	(23,835)
Debt satisfaction charges, net	—	(5,773)	—	(7,388)
Impairment charges	(6,802)	(65,509)	(12,061)	(67,935)
Gains on sales of properties	—	—	—	16,029
Loss before provision for income taxes and equity in earnings of non-consolidated entities	(4,497)	(61,596)	(5,208)	(20,993)
Provision for income taxes	(4)	(32)	(30)	(57)
Equity in earnings of non-consolidated entities	79	49	338	252
Net loss	$(4,422)	$(61,579)	$(4,900)	$(20,798)
Net loss per unit	$(0.05)	$(0.74)	$(0.06)	$(0.25)
Weighted-average units outstanding	83,125,058	83,241,396	83,202,190	83,241,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited and in thousands, except unit amounts)

Nine Months ended September 30, 2017	Units	Partners' Capital
Balance December 31, 2016	83,241,396	$387,623
Changes in co-borrower debt allocation	—	180,565
Redemption of OP units	(2,675,785)	(129,990)
Distributions	—	(48,573)
Net loss	—	(4,900)
Balance September 30, 2017	80,565,611	$384,725

Nine Months ended September 30, 2016
Balance December 31, 2015	83,241,396	$461,657
Changes in co-borrower debt allocation	—	(17,179)
Distributions	—	(49,900)
Net loss	—	(20,798)
Balance September 30, 2016	83,241,396	$373,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months ended September 30,
	2017	2016
Net cash provided by operating activities	$32,685	$30,975
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(24,317)	—
Investments in real estate under construction	(20,894)	(23,390)
Capital expenditures	(3,925)	(1,226)
Net proceeds from the sale of properties	7,106	185,219
Investment in and advances to non-consolidated entities	(1,067)	(81)
Distributions from non-consolidated entities in excess of accumulated earnings	855	425
Increase in deferred leasing costs	(2,157)	(997)
Change in restricted cash	5	812
Real estate deposits	(24)	1,932
Net cash provided by (used in) investing activities	(44,418)	162,694
Cash flows from financing activities:
Distributions to partners	(50,747)	(50,200)
Principal amortization payments	(785)	(1,053)
Increase in deferred financing costs	(13)	(79)
Principal payments on debt, excluding normal amortization	—	(23,934)
Co-borrower debt borrowings (payments)	200,000	(58,000)
OP unit redemptions	(129,990)	—
Related party advances, net	8,124	553
Net cash provided by (used in) financing activities	26,589	(132,713)
Change in cash and cash equivalents	14,856	60,956
Cash and cash equivalents, at beginning of period	52,031	19,130
Cash and cash equivalents, at end of period	$66,887	$80,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. As of September 30, 2017, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96% of the outstanding units of the Partnership.

As of September 30, 2017, the Partnership had ownership interests in 33 consolidated real estate properties, located in 21 states. The properties in which the Partnership has an interest are leased to tenants in various industries.

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

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2017 have been prepared by the Partnership in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (“Annual Report”).

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

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests classified as common stock of Lexington, par value $0.0001 per share ("common shares"), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of September 30, 2017, Lexington's common shares had a closing price of $10.22 per share. The estimated fair value of these units was $37,117, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $48,573 ($0.58 per weighted-average unit) and $49,900 ($0.60 per weighted-average unit) to its partners during the nine months ended September 30, 2017 and 2016, respectively.

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
September 30, 2017 and 2016
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

For the three months ended September 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$30,908	$(350)	$30,558
Net loss	$(60,901)	$(678)	$(61,579)
Net loss per unit	$(0.73)	$(0.01)	$(0.74)

For the nine months ended September 30, 2016
	As Originally Reported	Correction	As Adjusted
Total gross revenues	$98,784	$6,646	$105,430
Net income (loss)	$(26,652)	$5,854	$(20,798)
Net income (loss) per unit	$(0.32)	$0.07	$(0.25)
Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Partnership’s revenue-producing contracts are primarily leases that are not within the scope of this standard as leases are excluded from ASU 2014-09. The Partnership expects that it may be impacted in its recognition of non-lease revenue, non-lease components of revenue from lease agreements (upon adoption of ASU 2016-02) and the timing of its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control and the buyer having the ability to direct the use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. As a result, the Partnership generally expects that the new guidance may result in transactions qualifying as sales of real estate at an earlier date than under current accounting guidance. The Partnership is finalizing its evaluation of the impact of the standard but currently believes the impact would be limited to the timing and income statement presentation of revenue and not the total amount of revenue recognized over time. The Partnership will adopt ASU 2014-09 effective January 1, 2018 and anticipates using the modified retrospective approach. As the majority of the Partnership’s revenue is from rental income related to leases, the Partnership does not expect the ASU to have a material impact on the consolidated financial statements upon adoption.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years; however early adoption is permitted. The Partnership does not believe this guidance will have a material impact on its consolidated financial statements.
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
(2)     Investment in Real Estate and Real Estate Under Construction

The Partnership completed the following acquisitions and build-to-suit arrangements during the nine months ended September 30, 2017:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
Office	Charlotte, NC	April 2017	$61,339	04/2032	$3,771	$47,064	$10,504
Industrial	Grand Prairie, TX	June 2017	24,317	03/2037	3,166	17,985	3,166
			$85,656		$6,937	$65,049	$13,670

During the nine months ended September 30, 2017, the Partnership disposed of its interest in two vacant office properties for an aggregate gross sale price of $7,591 and recognized aggregate impairment charges of $5,259. During the nine months ended September 30, 2016, the Partnership disposed of its interest in certain properties, including land investments, for an aggregate gross sale price of $445,565. The Partnership recognized aggregate gains on sales of properties of $16,029, aggregate impairment charges of $67,935 and aggregate debt satisfaction charges of $7,388 relating to properties disposed of during the nine months ended September 30, 2016. The aggregate impairment charges recorded during the nine months ended September 30, 2016, related primarily to the sale of the three land investments in New York, New York. The land investments were subject to 99-year leases with annual escalations, and the deferred rent receivable balance at the date of sale of $91,213 was written off.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

The Partnership assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the nine months ended September 30, 2017, the Partnership recognized an impairment charge of $6,802 on a partially vacant office property.
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
The Partnership's carrying value in NLS at September 30, 2017 and December 31, 2016 was $5,436 and $5,224, respectively. The Partnership recognized net income from NLS of $323 and $236 in equity in earnings from non-consolidated entities during the nine months ended September 30, 2017 and 2016, respectively. The Partnership contributed $1,067 and $81 to NLS during the nine months ended September 30, 2017 and 2016, respectively. In addition, the Partnership received distributions of $1,178 and $661 from NLS during the nine months ended September 30, 2017 and 2016, respectively.
(4)    Fair Value Measurements

The following table presents the Partnership's assets measured at fair value as of September 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets*	$2,090	$—	$—	$2,090
* Represents a non-recurring fair value measurement as of the date of impairment.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$334,329	$333,181	$315,616	$314,509

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
September 30, 2017 and 2016
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

(5)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Mortgages and notes payable	$169,173	$169,958
Unamortized debt issuance costs	(683)	(746)
	$168,490	$169,212
Interest rates, including imputed rates, ranged from 4.0% to 6.5% at September 30, 2017 and December 31, 2016, and the mortgages and notes payable mature between 2019 and 2026. The weighted-average interest rate at September 30, 2017 and December 31, 2016 was approximately 4.7%.

Lexington's, and the Partnership's as co-borrower, $905,000 unsecured credit agreement with KeyBank National Association, as agent, was amended in September 2017 to, among other things, increase the overall facility to $1,105,000. With lender approval, Lexington can increase the size of the amended facility to an aggregate $2,010,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$300,000 Term Loan(2)	August 2020	LIBOR + 1.10%
$300,000 Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Increased from $400,000. Maturity date can be extended to August 2020 at the Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At September 30, 2017, the revolving credit facility had $200,000 of borrowings outstanding, $4,600 of letters of credit and availability of $300,400 subject to covenant compliance.

(2)
Increased from $250,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on $250,000 of outstanding LIBOR-based borrowings.

(3)
Increased from $255,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255,000 of outstanding LIBOR-based borrowings.

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2017.
In accordance with the guidance of ASC 405-40, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above-mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $165,839 and $146,404 as of September 30, 2017 and December 31, 2016, respectively. Non-cash changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016
(Unaudited and dollars in thousands, except share/unit data)

(6)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2017 and 2016, the following tenants represented greater than 10% of rental revenues:

	2017	2016
Preferred Freezer Services of Richland, LLC	17.9%	N/A
SM Ascott LLC(1)	N/A	13.1%
Tribeca Ascott LLC(1)	N/A	11.2%
AL-Stone Ground Tenant LLC(1)	N/A	10.2%

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
The Partnership had outstanding net advances owed from (to) Lexington of $(2,157) and $5,967 as of September 30, 2017 and December 31, 2016, respectively. The advances are payable on demand.
Lexington earned distributions of $46,732 and $48,032 during the nine months ended September 30, 2017 and 2016, respectively. In September 2017, the Partnership redeemed 2,675,785 OP units owned by Lexington that were entitled to aggregate annual distributions of $3.25 per unit for $129,990.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $5,913 and $9,605 for the nine months ended September 30, 2017 and 2016, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $4,911 and $7,262 for the nine months ended September 30, 2017 and 2016, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $515 and $580 for the nine months ended September 30, 2017 and 2016, respectively, for aggregate fees charged by the affiliate.
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
September 30, 2017 and 2016
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
(9)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2017 and 2016, the Partnership paid $11,527 and $23,570, respectively, for interest and $121 and $33, respectively, for income taxes.
In 2016, the Partnership sold its interest in certain land investments, which included the assumption of the aggregate related non-recourse mortgage debt of $242,269.
(10)    Subsequent Events

Subsequent to September 30, 2017, the Partnership sold its interest in a vacant industrial property for $10,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. When we use the terms the “Partnership” or “LCIF”, we mean Lepercq Corporate Income Fund L.P. and all entities owned by it, including non-consolidated entities, except where it is clear that the term means only LCIF. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017. The results of operations contained herein for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the three and nine months ended September 30, 2017 and 2016, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company and the Partnership included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's and the Partnership's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2017, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
As of September 30, 2017, we had ownership interests in approximately 180 consolidated real estate properties, located in 38 states and containing an aggregate of approximately 47.9 million square feet of space, approximately 97.9% of which was leased, excluding properties subject to secured mortgage loans currently in default. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow growth and stability, growing our portfolio with attractive leased investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, in 2017, we continued to be an active seller of non-core assets such as vacant properties and properties subject to short-term leases, and we have invested proceeds in predominantly industrial assets.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend our weighted-average lease term on a cash basis, which was approximately 9.1 years at September 30, 2017 on a cash basis. Our weighted-average lease term at September 30, 2016 was 8.6 years on a cash basis.
During the third quarter of 2017, we entered into new leases and lease extensions encompassing approximately 1.2 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $3.97 per square foot compared to the average GAAP base rent on these leases before extension of $3.74 per square foot. The weighted-average cost of tenant improvements and lease commissions was $2.07 per square foot for extended leases on a GAAP basis and there were no tenant improvements or lease commissions on new leases.
Third Quarter 2017 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2017.
Investments:

•	Acquired four industrial properties for an aggregate cost of $266.1 million. The properties are net leased for an approximate 10-year term.

•	Completed the construction of the Opelika, Alabama industrial build-to-suit project for $37.3 million, which is net leased for a 25-year term.
Capital Recycling:

•	Disposed of our interests in various consolidated properties for approximately $42.0 million.
Debt:

•
Amended our unsecured credit agreement, increasing the borrowing capacity by $200.0 million consisting of a $105.0 million increase to the revolving credit facility, a $50.0 million increase to the term loan maturing in 2020 and a $45.0 million increase to the term loan maturing in 2021.

•	Satisfied an aggregate of $25.2 million of non-recourse debt.
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
During the nine months ended September 30, 2017, we completed the following acquisition and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Lake Jackson, TX (1)	Office	275	$70.4	January 2017	20
Lebanon, IN	Industrial	742	36.2	February 2017	7
New Century, KS	Industrial	447	12.1	February 2017	10
Charlotte, NC	Office	201	61.3	April 2017	15
Cleveland, TN	Industrial	851	34.4	May 2017	7
Grand Prairie, TX	Industrial	215	24.3	June 2017	20
San Antonio, TX	Industrial	849	45.5	June 2017	10
Opelika, AL	Industrial	165	37.3	July 2017	25
McDonough, GA (2)	Industrial	1,121	66.7	August 2017	10
Byhalia, MS	Industrial	616	36.6	September 2017	10
Jackson, TN	Industrial	1,062	57.9	September 2017	10
Smyrna, TN	Industrial	1,505	104.9	September 2017	10
		8,049	$587.6

(1)	Completed the construction of the final building of a four-building project. Capitalized cost excludes estimated developer partner payout of approximately $8.0 million.

(2)	Square footage includes a 220 thousand square foot expansion to be completed in 2018.

In addition, as of September 30, 2017, we had the following forward purchase commitments:

Location	Square Feet (000's)	Property Type	Maximum Acquisition Cost (millions)	Estimated Acquisition Date	Approximate Lease Term (Yrs)
Warren, MI (1)	260	Industrial	$47.0	4Q 17	15
Romulus, MI	500	Industrial	39.3	4Q 17	15
Lafayette, IN(2)	309	Industrial	17.5	4Q 17	7
	1,069		$103.8
(1) A $4.6 million letter of credit secures our obligation to purchase the property.
(2) We acquired the property in October 2017.

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
At September 30, 2017, we had $18.4 million and $6.6 million of property specific mortgage balloon debt due in 2017 and 2018, respectively. The 2017 non-recourse maturities aggregating $18.4 million were in maturity default at September 30, 2017. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($140.5 million at September 30, 2017), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($300.4 million at September 30, 2017), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.
Cash flows from operations were $172.6 million for the nine months ended September 30, 2017 as compared to $180.6 million for the nine months ended September 30, 2016. The decrease was primarily related to the impact of property sales and vacancies, a decrease in lease termination payments and an increase in payments of legal costs, offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $(234.6) million and $29.3 million during the nine months ended September 30, 2017 and 2016, respectively. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, capital expenditures, lease costs, changes in restricted cash and investments in and advances to non-consolidated entities. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable and changes in real estate deposits, net.
Net cash provided by (used in) financing activities totaled $115.9 million and $(185.3) million during the nine months ended September 30, 2017 and 2016, respectively. Cash provided by financing activities related primarily to proceeds of term loans and mortgages and notes payable, borrowings under our revolving credit facility and the net proceeds from the issuance of common shares. Cash used in financing activities was primarily attributable to dividend and distribution payments, payment of developer liabilities, repayment of debt obligations and repurchases of common shares.
Dividends. Dividends paid to our common and preferred shareholders were $129.0 million and $123.3 million in the nine months ended September 30, 2017 and 2016, respectively.
UPREIT Structure. As of September 30, 2017, 3.2 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $37.1 million based on our closing price of $10.22 per common share on September 30, 2017 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of September 30, 2017:

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
During September 2017, our $905.0 million unsecured credit agreement with KeyBank National Association, as agent, was amended to, among other things, increase the overall facility to $1.105 billion. With lender approval, we can increase the size of the amended facility to an aggregate $2.01 billion. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505.0 Million Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$300.0 Million Term Loan(2)	August 2020	LIBOR + 1.10%
$300.0 Million Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Increased from $400.0 million. Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At September 30, 2017, the unsecured revolving credit facility had $200 million of borrowings outstanding, $4.6 million of letters of credit, and availability of $300.4 million subject to covenant compliance.

(2)
Increased from $250.0 million. The interest rate ranges from LIBOR plus 0.90% to 1.75%. We previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on $250.0 million of outstanding LIBOR-based borrowings.

(3)
Increased from $255.0 million. The interest rate ranges from LIBOR plus 0.90% to 1.75%. We previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255.0 million of outstanding LIBOR-based borrowings.

As of September 30, 2017, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.

Results of Operations
Three months ended September 30, 2017 compared with three months ended September 30, 2016. The increase in net income attributable to common shareholders of $30.9 million was primarily due to the items discussed below.
The decrease in total gross revenues during the three months ended September 30, 2017 of $8.3 million was primarily attributable to a decrease in rental revenue. Rental revenue decreased $8.9 million primarily due to a $17.9 million decrease in revenue from properties disposed of, primarily the New York City land investments, a $1.7 million decrease in termination income and a $1.2 million decrease in revenue from certain held properties due to changes in occupancy, partially offset by 2017 and 2016 property acquisitions rental revenue of $11.5 million.
The increase in depreciation and amortization expense of $3.2 million was primarily due to acquisitions of certain properties.
The increase in general and administrative expense of $0.5 million was primarily due to an increase in professional fees.
The $2.05 million litigation reserve recognized as of September 30, 2017, represents the probable settlement amount related to the litigation disclosed in note 13 to our consolidated financial statements.
The decrease in non-operating income of $2.1 million was due to the collection of loans receivable.
The decrease in interest and amortization expense of $4.1 million related primarily to the satisfaction of mortgage debt in connection with property sales and a decrease in the interest rate on our $129.1 million of trust preferred securities.
The decrease in impairment charges of $50.9 million related to the timing of impairment charges recognized on properties primarily due to sales, vacancies and lack of leasing prospects. In 2016, a $65.5 million impairment charge was recognized on the sale of three of our New York, New York land investments.
The decrease in gains on sales of properties of $5.4 million related to the timing of sales of properties.
The change in net (income) loss attributable to noncontrolling interests of $2.3 million related primarily to a decrease in the net loss of LCIF in 2017 compared to 2016.
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
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. The decrease in net income attributable to common shareholders of $24.9 million was primarily due to the items discussed below.
The decrease in total gross revenues during the nine months ended September 30, 2017 of $44.7 million was primarily attributable to a decrease in rental revenue. Rental revenue decreased $44.9 million primarily due to a $57.8 million decrease in revenue from properties disposed of, primarily the New York City land investments, a $12.5 million decrease in termination income and a $3.8 million decrease in revenue from certain held properties due to changes in occupancy, partially offset by 2017 and 2016 property acquisitions rental revenue of $28.4 million.
The increase in depreciation and amortization expense of $4.0 million was primarily due to acquisitions of certain properties.
The increase in property operating expense of $1.9 million was primarily due to costs incurred on properties acquired in 2017 and 2016, costs incurred on vacant properties prior to sale and an increase in acquisition costs, offset in part by reduced operating costs associated with sold properties.
The increase in general and administrative expenses of $2.5 million related primarily to an increase in professional fees, primarily legal fees.
The $2.05 million litigation reserve recognized as of September 30, 2017, represents the probable settlement amount related to the litigation disclosed in note 13 to our consolidated financial statements.
The decrease in non-operating income of $4.5 million was due to the collection of loans receivable.

The decrease in interest and amortization expense of $10.7 million related primarily to the satisfaction of mortgage debt in connection with property sales and a decrease in the interest rate on our $129.1 million of trust preferred securities.
The change in debt satisfaction gains (charges), net of $3.2 million was primarily due to the timing of debt satisfactions.
The decrease in impairment charges and loan loss of $32.3 million related primarily to the timing of impairment charges recognized on properties due to sales, vacancies and lack of leasing prospects and a $5.3 million loan loss recognized on the sale of our Kennewick, Washington loan receivable in 2017. In 2016, a $65.5 million impairment charge was recognized on the sale of three of our New York, New York land investments.
The decrease in gains on sales of properties of $3.3 million related to the timing of sales of properties.
The change in equity in earnings (losses) of non-consolidated entities of $7.5 million was primarily due to the timing of gains recognized on the sale of non-consolidated investments, partially offset by an impairment charge recognized in 2017 on our investment in Palm Beach Gardens, Florida where the sole tenant filed for bankruptcy.
The change in net (income) loss attributable to noncontrolling interests of $0.6 million related primarily to a decrease in the net loss of LCIF in 2017 compared to 2016.
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

The following presents our consolidated same-store NOI, for the nine months ended September 30, 2017 and 2016 ($000's):

	2017	2016
Total cash base rent	$218,871	$218,710
Tenant reimbursements	18,788	19,807
Property operating expenses	(28,461)	(28,388)
Same-store NOI	$209,198	$210,129
Our reported same-store NOI decreased from 2016 to 2017 by 0.4%. The decrease in same-store NOI between periods primarily related to an increase in vacancy in certain of our office properties. Our historical same-store square footage leased was 97.2% at September 30, 2017 and 98.9% at September 30, 2016.
Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Nine Months ended September 30,
	2017	2016
Net income	$55,181	$79,521

Interest and amortization expense	57,828	68,573
Provision for income taxes	1,174	1,099
Depreciation and amortization	128,706	124,687
General and administrative	25,561	23,032
Litigation reserve	2,050	—
Transaction costs	1,100	329
Non-operating income	(4,997)	(9,500)
Gains on sales of properties	(55,078)	(58,413)
Impairment charges and loan loss	43,577	75,904
Debt satisfaction (gains) charges, net	(2,378)	818
Equity in (earnings) losses of non-consolidated entities	1,064	(6,394)
Lease termination income	(2,934)	(15,390)
Straight-line adjustments	(12,552)	(35,697)
Lease incentives	1,456	1,256
Amortization of above/below market leases	1,180	1,527
NOI	240,938	251,352

Less NOI:
Disposed of properties	(2,455)	(36,441)
Acquired properties	(27,047)	(2,556)
Properties in default	(2,238)	(2,226)
Same-Store NOI	$209,198	$210,129

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

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and nine months ended September 30, 2017 and 2016 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$3,916	$(26,975)	$49,832	$74,718
Adjustments:
Depreciation and amortization	42,015	38,642	124,633	119,523
Impairment charges - real estate, including non-consolidated entities	21,986	72,890	41,795	75,904
Noncontrolling interests - OP units	(173)	(2,507)	(192)	(845)
Amortization of leasing commissions	1,480	1,646	4,073	5,164
Joint venture and noncontrolling interest adjustment	259	284	864	742
Gains on sales of properties, including non-consolidated entities	(10,645)	(16,072)	(56,530)	(63,791)
Tax on sales of properties	—	—	—	50
FFO available to common shareholders and unitholders - basic	58,838	67,908	164,475	211,465
Preferred dividends	1,573	1,573	4,718	4,718
Interest and amortization on 6.00% Convertible Guaranteed Notes	—	47	—	532
Amount allocated to participating securities	52	50	183	187
FFO available to all equityholders and unitholders - diluted	60,463	69,578	169,376	216,902
Litigation reserve	2,050	—	2,050	—
Debt satisfaction (gains) charges, net	(2,424)	(2,538)	(2,378)	818
Loan loss	—	—	5,294	—
Transaction costs	612	115	1,100	329
Adjusted Company FFO available to all equityholders and unitholders - diluted	$60,701	$67,155	$175,442	$218,049

Per Common Share and Unit Amounts
Basic:
FFO	$0.24	$0.29	$0.68	$0.89

Diluted:
FFO	$0.24	$0.29	$0.69	$0.89
Adjusted Company FFO	$0.25	$0.28	$0.71	$0.89

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	237,989,098	234,207,396	237,632,572	233,151,600
Operating partnership units(1)	3,646,869	3,815,386	3,713,867	3,818,117
Weighted-average common shares outstanding - basic FFO	241,635,967	238,022,782	241,346,439	236,969,717

Diluted:
Weighted-average common shares outstanding - diluted EPS	241,702,715	234,207,396	241,442,227	237,215,883
Operating partnership units(1)	—	3,815,386	—	—
6.00% Convertible Guaranteed Notes	—	508,912	—	1,439,456
Unvested share-based payment awards	655,228	570,260	650,348	478,329
Share options	—	238,395	—	—
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	247,068,513	244,050,919	246,803,145	243,844,238
(1) Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of September 30, 2017, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

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
Cash flows from operations totaled $32.7 million and $31.0 million during the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily due to the impact of cash flow generated from acquired properties and interest cost savings due to mortgage satisfactions offset by reduced cash flows attributable to sold properties. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which the Partnership has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership cash management program.
Net cash provided by (used in) investing activities totaled $(44.4) million and $162.7 million during the nine months ended September 30, 2017 and 2016, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, real estate deposits and distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities related primarily to capital expenditures on real estate properties, acquisition of real estate, investments in real estate under construction, investments in non-consolidated entities and an increase in deferred lease costs.
Net cash provided by (used in) financing activities totaled $26.6 million and $(132.7) million during the nine months ended September 30, 2017 and 2016, respectively. Cash used in financing activities was primarily attributable to distribution payments, an increase in deferred financing costs, debt payments and OP unit redemptions. Cash provided by financing activities was primarily attributable to related party advances, net and co-borrower debt borrowings.
Property Specific Debt. As of September 30, 2017, the Partnership had no property-specific debt maturing in 2017 and 2018. However, if a mortgage loan is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage loan to avoid transferring the underlying property to the lender or selling the underlying property to a third party. During the nine months ended September 30, 2016, the Partnership satisfied a $15.0 million balloon maturity on its Byhalia Mississippi property.
 Capital Recycling. During the nine months ended September 30, 2017 and 2016, the Partnership disposed of its interests in certain investments for an aggregate gross sales price of $7.6 million and $445.6 million, respectively. During the nine months ended September 30, 2016, the Partnership satisfied an aggregate $251.2 million of non-recourse mortgage debt in connection with the sales.

Results of Operations
Three months ended September 30, 2017 compared with the three months ended September 30, 2016. The decrease in total gross revenues of $9.3 million was primarily attributable to a decrease in rental revenue. The decrease in rental revenue of $9.4 million was primarily due to a reduction in rental revenue of $12.4 million due to a decrease in revenue from properties sold and a reduction in lease termination income, partially offset by rental revenue from newly acquired properties of $2.8 million.
The increase in depreciation and amortization expense of $2.3 million was primarily due to acquisitions of certain properties.
The decrease in general and administrative expense of $0.9 million primarily related to a decrease in the allocation of expenses from Lexington.
The decrease in interest and amortization expense of $3.0 million was primarily due to the sale of encumbered properties in 2016, particularly the New York, New York land investments, and a decrease in the allocation of interest and amortization expense from Lexington.
The decrease in debt satisfaction charges, net of $5.8 million was primarily due to the timing of debt satisfactions.
The decrease in impairment charges of $58.7 million primarily related to the timing of impairment charges recognized on the sales of properties. In 2016, a $65.5 million impairment charge was recognized on the sale of three New York, New York land investments.
Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The decrease in total gross revenues of $44.3 million was primarily attributable to a decrease in rental revenue. The decrease in rental revenue of $43.5 million was primarily due to a reduction in rental revenue of $49.7 million due to a decrease in revenue from properties sold and a reduction in lease termination income, partially offset by rental revenue from newly acquired properties of $5.7 million.
The increase in depreciation and amortization expense of $3.1 million was primarily due to acquisitions of certain properties.
Property operating expense decreased $1.5 million primarily due to the sale of properties, including multi-tenanted properties, where LCIF had operating expense responsibilities.
The decrease in general and administrative expense of $2.1 million primarily related to a decrease in the allocation of expenses from Lexington.
The decrease in interest and amortization expense of $12.4 million was primarily due to the sale of encumbered properties in 2016, particularly the New York, New York land investments, and a decrease in the allocation of interest and amortization expense from Lexington.
The decrease in debt satisfaction charges, net of $7.4 million was primarily due to the timing of debt satisfactions.
The decrease in impairment charges of $55.9 million related primarily to the timing of impairment charges recognized on the sales of properties. In 2016, a $65.5 million impairment charge was recognized on the sale of three New York, New York land investments.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $424.1 million at September 30, 2017, which represented 20.1% of our aggregate principal consolidated indebtedness. We had no consolidated variable-rate indebtedness outstanding at September 30, 2016. During the three-month periods ended September 30, 2017 and 2016, our variable-rate indebtedness had a weighted-average interest rate of 2.9% and 1.5%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2017 and 2016 would have increased by $475 thousand and $197 thousand, respectively. During the nine-month period ended September 30, 2017 and 2016, our variable-rate indebtedness had a weighted-average interest rate of 2.9% and 1.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2017 and 2016 would have increased by $694 thousand and $1.0 million, respectively. As of September 30, 2017 and 2016, our aggregate principal consolidated fixed-rate debt was $1.7 billion and $1.9 billion, respectively, which represented 79.9% and 100.0%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of September 30, 2017. We believe the fair value is indicative of the interest rate environment as of September 30, 2017, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.7 billion as of September 30, 2017.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2017, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

The Partnership has similar exposure to market risk and interest rate risk relating to its variable-rate indebtedness because the Partnership is a co-borrower of the Company's variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Lexington Realty Trust:

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed in the Annual Report, management has identified a material weakness in our internal control over financial reporting, and management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2017 due to this material weakness. Management believes the unaudited condensed consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

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

The changes resulting from this remediation plan have not been fully tested.  Until testing occurs and the changes operate for an appropriate period of time to insure their effectiveness, the material weakness described in the Annual Report will not be considered remediated. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lepercq Corporate Income Fund L.P.:

Evaluation of Disclosure Controls and Procedures.  The Partnership’s management, with the participation of Lex GP’s President and Lex GP’s Vice President and Treasurer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including Lex GP’s President and Lex GP’s Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. As discussed in the Annual Report, management has identified a material weakness in the Partnership's internal control over financial reporting, and management, including each of Lex GP's President and Lex GP's Vice President and Treasurer, has concluded that the Partnership's disclosure controls and procedures were not effective as of September 30, 2017 due to this material weakness. Management believes the unaudited condensed consolidated financial statements contained herein present fairly, in all material respects, the Partnership's financial position as of the specified dates and the Partnership's results of operations and cash flows for the specified periods.

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

The changes resulting from this remediation plan have not been fully tested. Until testing occurs and the changes operate for an appropriate period of time to insure their effectiveness, the material weakness described in the Annual Report will not be considered remediated. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC v. Lexington Realty Trust (Supreme Court of the State of New York, County of New York-Index No. 653117/2015)
On September 16, 2015, GSMSC II 2006-GG6 Bridgewater Hills Corporate Center, LLC commenced an action as lender against the Company based on a limited guaranty of recourse obligations executed by a predecessor entity of the Company in connection with a mortgage loan secured by a property owner subsidiary's commercial property in Bridgewater, New Jersey.  The property owner subsidiary defaulted due to non-payment after the sole tenant vacated at the end of the lease term.  The lender claimed approximately $9.2 million in order to satisfy the outstanding amount of the loan, plus interest, reasonable attorney’s fees and other costs and disbursements related thereto.
The lender claimed that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement. The limited guaranty provides that the guarantor's liability for the guaranteed obligations shall not exceed $10.0 million. The Company filed a motion to dismiss, which was generally denied. The parties conducted discovery consisting of document production. The Company recorded a $2.05 million litigation reserve during the quarter ended September 30, 2017 relating to this litigation as the Company determined that a liability was "probable" (as defined by FASB ASC 450-20-20). A mediation was held on October 5, 2017, but a settlement was not reached that day. Following the mediation, a settlement agreement was executed that requires a $2.05 million payment.
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
The following table summarizes repurchases of our common shares/OP units during the three months ended September 30, 2017 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2017	—	$—	—	6,599,088
August 1 - 31, 2017	—	$—	—	6,599,088
September 1 - 30, 2017	—	$—	—	6,599,088
Third quarter 2017	—	$—	—	6,599,088

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.
During September 2017, the Partnership redeemed 2,675,785 OP units that were owned by Lexington for $130.0 million or $48.58 per unit.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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
Tenth Supplemental Indenture, dated as of September 30, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2013 (the “10/03/2013 8-K”))(1)

4.14	—	Indenture, dated as of June 10, 2013, among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the 06/13/2013 8-K))(1)
4.15	—
First Supplemental Indenture, dated as of September 30, 2013, among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the 10/03/2013 8-K)(1)

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
First Amendment to Credit Agreement and Agreement Regarding Revolving Loan Commitment and Term Loan Increases, dated as of September 29, 2017, among the Company and LCIF, as borrowers, KeyBank National Association, as agent, and each of the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 2, 2017)(1)

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

(5)
The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged; (vii) Unaudited Condensed Consolidated Balance Sheets of LCIF; (viii) Unaudited Condensed Consolidated Statements of Operations of LCIF; (ix) Unaudited Condensed Consolidated Statements of Changes in Partners' Capital of LCIF; (x) Unaudited Condensed Consolidated Statements of Cash Flows of LCIF; and (xi) Notes to Unaudited Condensed Consolidated Financial Statements of LCIF, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 7, 2017	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	November 7, 2017	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	November 7, 2017	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Date:	November 7, 2017	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President and Treasurer (principal financial officer)