Form 10-K
period 2017-12-31
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2018-02-27
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Lexington Realty Trust:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
Lepercq Corporate Income Fund L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Lexington Realty Trust	Yes ☐ No ☒
Lepercq Corporate Income Fund L.P.	Yes ☐ No ☒

The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of Lexington Realty Trust held by non-affiliates as of June 30, 2017, which was the last business day of the registrant's most recently completed second fiscal quarter, was $2,328,797,004 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $9.91 per share.
Number of common shares outstanding as of February 22, 2018 was 240,767,878.
There is no public trading market for the partnership units of Lepercq Corporate Income Fund L.P. As a result, an aggregate market value of the partnership units of Lepercq Corporate Income Fund L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for Lexington Realty Trust's Annual Meeting of Shareholders, to be held on May 15, 2018, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report, which we refer to as this Annual Report, combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2017 of (1) Lexington Realty Trust and its subsidiaries and (2) Lepercq Corporate Income Fund L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, (1) the “Company,” the “Trust,” “Lexington,” “we,” “our,” and “us” refer collectively to Lexington Realty Trust and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries, and (2) “LCIF” and the “Partnership” refer to Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

The Company is the sole equity owner of (1) Lex GP-1 Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of December 31, 2017, approximately 96.0% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

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

We believe combining the Annual Reports on Form 10-K of the Trust and LCIF into this single Annual Report results in the following benefits:

•	combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	combined reports enhance investor understanding of the Trust and LCIF by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Trust and LCIF to prepare, resulting in savings in time, effort and expense; and

•	combined reports are more efficient for investors to review, as they reduce duplicative disclosure and providing a single document for their review.

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

When we use the term “REIT,” we mean real estate investment trust. All references to 2017, 2016 and 2015 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
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

PART I.

Item 1. Business
General
We are a Maryland real estate investment trust, qualified as a REIT for federal income tax purposes, that owns a diversified portfolio of equity investments in single-tenant commercial properties. A majority of these properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, certain leases provide that the landlord is responsible for certain operating expenses.
As of December 31, 2017, we had equity ownership interests in approximately 175 consolidated real estate properties, located in 37 states and containing an aggregate of approximately 48.6 million square feet of space, approximately 98.9% of which was leased. In 2017, 2016 and 2015, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
In addition to our shares of beneficial interest, par value $0.0001 per share, classified as common stock, which we refer to as common shares, as of December 31, 2017, we had one outstanding class of beneficial interest classified as preferred stock, or preferred shares, our 6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share, or our Series C Preferred Shares. Our common shares and Series C Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP” and “LXPPRC”, respectively.
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
Our predecessor, Lexington Corporate Properties, Inc., was organized in the state of Delaware in October 1993 upon the combination of LCIF and Lepercq Corporate Income Fund II L.P., which we refer to as LCIF II and which was also formed to acquire net-lease real estate assets providing current income. Our predecessor was merged into Lexington Corporate Properties Trust, a Maryland real estate investment trust, on December 31, 1997. On December 31, 2006, Lexington Corporate Properties Trust changed its name to Lexington Realty Trust and was the successor in a merger with Newkirk Realty Trust, or Newkirk, which we refer to as the Newkirk Merger. All of Newkirk's operations were conducted, and all of its assets were held, through its master limited partnership, subsequently named The Lexington Master Limited Partnership, which we refer to as the MLP. As of December 31, 2008, the MLP was merged with and into us. On December 30, 2013, LCIF II was merged with and into LCIF, with LCIF as the surviving entity.
Lexington is structured as an umbrella partnership REIT, or UPREIT, as a portion of its business is conducted through its operating partnership subsidiary, LCIF. Lexington is party to a funding agreement with LCIF under which Lexington may be required to fund distributions made on account of OP units. The UPREIT structure enables us to acquire properties through an operating partnership by issuing OP units to a seller of property, as a form of consideration in exchange for the property. The outstanding OP units not held by Lexington are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. As of December 31, 2017, there were approximately 3.2 million OP units outstanding, other than OP units held by Lexington, which were convertible into approximately 3.6 million common shares, assuming redemptions are satisfied entirely with common shares.

Investment and Strategy
General. Our current business strategy is focused on enhancing our cash flow stability, growing our revenue, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. We seek to acquire general purpose, single-tenant net-leased industrial and office assets in well-located and growing markets or which are critical to the tenant's business.
We implement our strategy by (1) recycling capital in compliance with regulatory and contractual requirements, (2) refinancing or repurchasing outstanding indebtedness when advisable, (3) using fixed-rate non-recourse secured indebtedness to finance certain assets, (4) effecting strategic transactions, portfolio and individual property acquisitions and dispositions, (5) expanding existing properties, (6) executing new leases with tenants, (7) extending lease maturities in advance of or at expiration and (8) exploring new business lines and operating platforms.
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
Investments. When opportunities arise, we intend to continue to make investments in single-tenant assets that we believe will generate favorable returns. In recent years, we have favored the acquisition of industrial assets over office assets. We seek to grow our portfolio primarily by (1) engaging in, or providing funds to, or partnering with, developers who are engaged in, build-to-suit projects for single-tenant corporate users, (2) providing capital to corporations by buying properties and leasing them back to the sellers under net or similar leases and (3) acquiring properties already subject to net or similar leases, including through strategic transactions such as portfolio acquisitions and mergers with other real estate companies.
Our management has established a broad network of contacts to source investments, including brokers, developers and major corporate tenants. We believe that our geographical diversification, acquisition experience and balance sheet strength will allow us to continue to compete effectively for such investments.
Prior to effecting any investment, our underwriting includes analyzing the (1) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region, (2) lease integrity with respect to term, rental rate increases, tenant credit, corporate guarantees and property maintenance provisions, (3) present and anticipated conditions in the local real estate market and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. To the extent of information publicly available or made available to us, we also evaluate each potential tenant's financial strength, growth prospects and competitive position within its respective industry and each property's strategic location and function within a tenant's operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.
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

Capital Recycling. Subject to regulatory and contractual requirements, we generally sell our interests in properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and/or there is a better use of the capital to be received upon sale. We also focus our disposition efforts primarily on suburban office and non-core assets such as vacant, multi-tenant, retail and short-term leased assets and assets that are the only asset we own in a geographic location.
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
Financing Strategy
General. Since becoming a public company, our principal sources of financing have been the public and private equity and debt markets, including property-specific debt, revolving loans, corporate level term loans, corporate bonds, issuance of common and preferred equity, issuance of OP units and undistributed cash flows.
Property-Specific Debt. Our property owner subsidiaries seek non-recourse secured debt on a limited basis to mitigate tenant credit risk and when credit tenant lease financing is available. Credit tenant lease financing allows us to significantly or fully leverage the rental stream from an investment at, what we believe are, attractive rates.
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
Share Repurchases
We have made, and may continue to make, repurchases of our common and preferred shares in individual transactions when we believe it is advantageous to do so, including when the discount to our net asset value or the liquidation preference, as the case may be, is attractive. During 2015, our Board of Trustees authorized a 10.0 million common share repurchase program of which approximately 6.6 million common shares remained available for repurchase as of December 31, 2017. There were no share repurchases in 2017.
Advisory Contracts
We provide, and have provided, advisory services to various net-lease investors, including institutional investors and high net-worth individuals.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances.

Summary of 2017 Transactions and Recent Developments
The following summarizes certain of our transactions during 2017, including transactions disclosed elsewhere and in our other periodic reports.
Acquisitions/Investments. With respect to acquisitions/investments, we:

–	purchased properties for an aggregate cost of $558.6 million;

–	completed consolidated build-to-suit properties for an aggregate capitalized cost of $169.0 million; and

–	contributed $5.8 million initially to form a joint venture with a developer, in which we have a 90% interest, which acquired approximately 151 acres of developable land.
Capital Recycling. With respect to capital recycling activity, we:

–	disposed of our interests in consolidated properties to unaffiliated third parties for an aggregate gross disposition price of $229.1 million;

–	conveyed in foreclosure two properties for full satisfaction of the related aggregate of $12.6 million in non-recourse mortgages;

–	disposed of a non-consolidated interest in an office property for $6.2 million; and

–	collected an aggregate of $138.0 million upon assignment or satisfaction of three loan investments, including a note receivable from a joint venture investment.
Leasing. We entered into 40 new leases and lease extensions encompassing an aggregate 3.8 million square feet, ending the year with our portfolio leased at 98.9% as of December 31, 2017.
Financing. With respect to financing activities, we:

–	retired an aggregate of $63.4 million in property non-recourse mortgage debt, including through foreclosure sales disclosed above, with a weighted-average fixed interest rate of 6.0%;

–
obtained an aggregate of $45.4 million in non-recourse mortgage financing on an office property with a weighted-average fixed interest rate of 5.2% and a weighted-average term to maturity of 13.2 years;

–	through a joint venture, in which we have a 25% interest, obtained $50.0 million in non-recourse mortgage financing with a fixed interest rate of 5.1% and term to maturity of five years;

–	amended our revolving credit facility, together with the related term loans, increasing the borrowing capacity by $200.0 million; and

–	issued 1,593,603 common shares at an average gross price of $10.89 per share under our At-The-Market, or ATM, offering program for total gross proceeds of $17.4 million
See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of this Annual Report for more detail regarding the Company's and LCIF's 2017 transaction activity.
Subsequent to December 31, 2017, we sold two office properties for $21.0 million.

Other
Employees. As of December 31, 2017, we had 59 full-time employees. Lexington Realty Trust is a master employer and employee costs are allocated to subsidiaries as applicable.
Industry Segments. We operate in one industry segment, primarily single-tenant real estate assets.
Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the Investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our declaration of trust and by-laws, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistle blower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings with or documents furnished to the SEC.
Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2017.

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
Certain of our leases contain tenant termination options, including economic discontinuance options, that permit the tenants to terminate their leases. While these termination options generally require a termination payment by the tenants, in most cases, the termination payments are less than the total remaining expected rental revenue. The termination of a lease by a tenant may impair the value of the property. In addition, we will be responsible for 100% of the operating costs following the termination by any such tenant and subsequent vacating of the property, and we will incur re-leasing costs.
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
Our tenants' ability to successfully operate their businesses may affect their ability to pay rent and maintain their leased property.
To the extent that tenants are unable to operate the property on a financially successful basis, their ability to pay rent to us may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors which could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration, either in the condition or value of a property or in the financial circumstances of a tenant.
You should not rely on the credit ratings of our tenants.
Some of our tenants, guarantors and/or their parent or sponsor entities are rated by certain rating agencies. In certain instances, we may disclose the credit ratings of our tenants or their parent or sponsor entities even though those parent or sponsor entities are not liable for the obligations of the tenant or guarantor under the lease. Any such credit ratings are subject to ongoing evaluation by these credit rating agencies and we cannot assure you that any such ratings will not be changed or withdrawn by these rating agencies in the future if, in their judgment, circumstances warrant. If these rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw the credit rating of a tenant, guarantor or its parent entity, the value of our investment in any properties leased by such tenant could significantly decline.

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
Our real estate development activities are subject to additional risks.
In 2017, we entered into a joint venture that acquired a developable parcel of land.  While the joint venture only intends to develop pre-leased properties, development activities generally require various government and other approvals, which the joint venture may not receive. In addition, the joint venture is subject to the following risks associated with development activities:

•	Unsuccessful development opportunities could cause us to incur direct expenses;

•	Construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated or unprofitable;

•	Time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•	Occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and

•	Favorable financing sources to fund the joint venture's development activities may not be available.
A tenant’s bankruptcy proceeding may result in the re-characterization of related sale-leaseback transactions or in the restructuring of the tenant's payment obligations to us, either of which could adversely affect our financial condition.
We have entered and may continue to enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture. As a result of the foregoing, the re-characterization of a sale-leaseback transaction could adversely affect our financial condition, cash flow and the amount available for distributions to our shareholders.
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

A significant portion of our leases are long-term and do not have fair market rental rate adjustments, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.
A significant portion of our rental income comes from long-term net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases or if we are unable to obtain any increases in rental rates over the terms of our leases, significant increases in future property operating costs, to the extent not covered under the net leases could result in us receiving less than fair value from these leases. As a result, our income and distributions to our shareholders could be lower than they would otherwise be if we did not engage in long-term net leases.
In addition, increases in interest rates may also negatively impact the value of our properties that are subject to long-term leases. While a significant number of our net leases provide for annual escalations in the rental rate, the increase in interest rates may outpace the annual escalations.
Our interests in loans receivable, if any, are subject to delinquency, foreclosure and loss.
Our interests in loans receivable, if any, are generally non-recourse and secured by real estate properties owned by borrowers that were unable to obtain similar financing from a commercial bank. These loans are subject to many risks including delinquency. The ability of a borrower to repay a loan secured by a real estate property is typically and primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan as the collateral may be non-performing.
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
We may not be able to generate sufficient cash flow to meet our debt service obligations and to pay distributions on our common and preferred shares, and LCIF may not meet its debt service or distribution obligations.
Our ability to make payments on and to refinance our indebtedness, to make distributions on our common and preferred shares and to fund our operations, working capital and capital expenditures, and LCIF's ability to fulfill its similar obligations depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to make distributions on our common and preferred shares and fund our other liquidity needs or enable LCIF to fulfill its similar obligations. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.
We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, our financial condition and market conditions at the time and restrictions in the agreements governing our indebtedness.
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
Our growth strategy is based on the acquisition and development of additional properties and related assets. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the financing and/or acquisition of a newly constructed build-to-suit property. For newly constructed build-to-suit properties, we may (1) provide a developer with either a combination of financing for construction of a build-to-suit property or a commitment to acquire a property upon completion of construction of a build-to-suit property and commencement of rent from the tenant, (2) acquire a property subject to a lease and engage a developer to complete construction of a build-to-suit property as required by the lease, or (3) partner with a developer to acquire an undeveloped parcel of land and pursue build-to-suit opportunities.
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

Our acquisition and disposition activity may lead to dilution.
Our asset strategy is to increase our ratio of revenue from industrial assets to office assets.  We believe this strategy will lessen capital expenditures over time and mitigate revenue reductions on renewals and re-tenanting.   To implement this strategy, we have been selling certain office assets, which generally have higher capitalization rates, and buying industrial properties, which, in the current competitive market, generally have lower capitalization rates.  This strategy impacts growth in the short-term period. There can be no assurance that the implementation of our strategy will lead to improved results or that we will be able to execute our strategy as contemplated or on terms acceptable to us.
From time to time, we announce potential lease, financing, disposition or investment commitments or transactions, which may not be consummated on the terms we announce or at all.
We publicly communicate potential lease, financing, disposition and investment commitments or transactions in our public documents filed with or furnished to the SEC and press releases and on conference calls with analysts and investors.  We can give no assurances that any of these commitments or transactions will be consummated to our expectations or at all.
Acquisition activities may not produce expected results and may be affected by outside factors.
Acquisitions of commercial properties entail certain risks, such as (1) underwriting assumptions, including occupancy, rental rates and expenses, may differ from estimates, (2) the properties may become subject to environmental liabilities that we were unaware of at the time we acquired the property despite any environmental testing, (3) we may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy and (4) projected exit strategies may not come to fruition due to a variety of factors such as market conditions and/or tenant credit conditions at the time of dispositions.
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
From time to time, we engage in, or provide capital to developers who are engaged in, build-to-suit activities. We face uncertainties associated with a developer's performance and timely completion of a project, including the performance or timely completion by contractors and subcontractors. A developer's performance may be affected or delayed by their own actions or conditions beyond the developer's control. If a developer, contractor or subcontractor fails to perform, we may resort to legal action to compel performance, remove the developer or rescind the purchase or construction contract. Legal action may cause further delays and our costs may not be reimbursed.
We may incur additional risks when we make periodic progress payments or other advances to developers before completion of construction. These and other factors can result in increased costs of a project or loss of our investment. We also rely on third-party construction managers and/or engineers to monitor the construction activities.
Upon completion of construction, we are generally responsible to the tenant for any warranty claims. While we generally have a warranty from the developer or general contractor that was responsible for construction backstopping our warranty obligations to the tenant, we are subject to the risk of enforcement of such developer or general contractor warranty.
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
Future terrorist attacks, military conflicts and unrest in various parts of the world could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.
Terrorist attacks, ongoing and future military conflicts and the continued unrest in various parts of the world may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. Instability in the price of oil will also cause fluctuations in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.
We and the tenants of the properties in which we have an interest may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective. We may also be prohibited under the applicable lease from passing all or a portion of the cost of such insurance through to the tenant. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property as well as the anticipated future revenues from a property, while our property owner subsidiary remains obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, misappropriation of assets and/or damage to our business relationships, all of which could negatively impact our financial results.
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
Networks and information technology throughout the world and in companies of all sizes are threatened by cybersecurity risks on a regular basis.  We must continuously monitor and develop our networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  Insider or employee cyber and security threats are increasingly a concern for all companies, including ours. In addition, social engineering and phishing are a particular concern for companies with employees.  We are continuously working to install new, and to upgrade our existing, network and information technology systems and to provide employee awareness training around phishing, malware and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. However, such upgrades, new technology and training may not be sufficient to protect us from all risks.
As a smaller company, we use third-party vendors to assist us with our network and information technology requirements.  While we carefully select these third-party vendors, we cannot control their actions.  Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber attacks and security breaches at a vendor could adversely affect our operations.
Competition may adversely affect our ability to purchase properties.
There are numerous commercial developers, real estate companies, such as other REITs, financial institutions, such as banks and insurance companies, and other investors, such as pension funds, private companies and individuals, with greater financial and other resources than we have that compete with us in seeking investments and tenants. Due to our focus on single-tenant properties located throughout the United States, and because some competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market. This competition may result in a higher cost for properties and lower returns and impact our ability to grow.
Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and share price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management previously identified and disclosed a material weakness in the effectiveness of our internal control over financial reporting as of December 31, 2016. We have determined that our remediation plan eliminated this weakness, but we cannot assure you that our controls will prevent this or other weaknesses from arising in the future. If we fail to maintain the adequacy of our internal control over financial reporting in the future, as such standards may be modified, supplemented or amended from time to time, we will be required to disclose such failure, and our financial reporting may not be relied on by investors. Moreover, effective internal control is necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, investors could lose confidence in our reported financial information, and the trading price of our debt and equity securities could drop significantly.
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
We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2017, we had aggregate interest rate swap agreements on $505.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance or default by the counterparties. Further, additional risks, including losses on a hedge position, may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. We may also have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
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
We are dependent upon key personnel whose continued service is not guaranteed. We are dependent on certain of our executive officers for business direction. The employment agreements with each of T. Wilson Eglin, our Chief Executive Officer and President, E. Robert Roskind, our Chairman, Richard J. Rouse, our Vice Chairman and Chief Investment Officer, and Patrick Carroll, our Executive Vice President, Chief Financial Officer and Treasurer, expired in January 2018.
As part of our succession planning, we entered into retirement agreements with Mr. Rouse and Mr. Roskind which provide for respective retirement dates of January 14, 2018 and January 15, 2019. Messrs. Eglin and Carroll will continue in their current positions with us subject to certain severance payout rights upon certain termination events.
Our inability to retain the services of any of our key personnel, an unplanned loss of any of their services or our inability to replace them upon termination as needed, could adversely impact our operations. We do not have key man life insurance coverage on our executive officers.

There may be conflicts of interest between E. Robert Roskind and us.
E. Robert Roskind, our Chairman, beneficially owns a significant number of OP units, and as a result, may face different and more adverse tax consequences than our other shareholders will if we sell our interests in certain properties or reduce mortgage indebtedness on certain properties. Our Chairman may, therefore, have different objectives than us and our debt and equity security holders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt. In addition, an affiliate of Mr. Roskind arranges real estate asset financings using funds raised from immigrant investors in accordance with the fifth preference employment-based immigration program administered by the U.S. Citizenship and Immigration Services. During 2017, LCIF obtained a mezzanine loan from Mr. Roskind's affiliate. In the event of an appearance of a conflict of interest and in accordance with our policy regarding related party transactions, Mr. Roskind is required to recuse himself from any decision making or seek a waiver of our Code of Business Conduct and Ethics, which will be reviewed by the non-conflicted members of our Board of Trustees or the Audit Committee of the Board of Trustees.
In addition, Mr. Roskind's retirement agreement with us permits Mr. Roskind to spend approximately one third of his business time on the affairs of The LCP Group L.P. and its affiliates during the remaining term of his employment with us. Mr. Roskind and The LCP Group L.P. may engage in a wide variety of activities in the real estate business which may result in actual or potential conflicts of interest with respect to matters affecting us.
Costs of complying with changes in governmental laws and regulations may adversely affect our results of operations.
We cannot predict what laws or regulations may be enacted, repealed or modified in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect our properties. Compliance with new or modified laws or regulations, or stricter interpretation of existing laws, may require us or our tenants to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on our results of operations.
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
We use and disclose to investors FFO, Adjusted Company FFO, NOI and other non-GAAP financial measures. FFO, Adjusted Company FFO, NOI and the other non-GAAP financial measures are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO, Adjusted Company FFO and NOI, and GAAP net income (loss) differ because FFO, Adjusted Company FFO and NOI exclude many items that are factored into GAAP net income or loss.
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
We have a substantial amount of debt. We are more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2017, our total consolidated indebtedness was approximately $2.1 billion and we had approximately $345.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.
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
In addition, the agreements that govern our current indebtedness contain, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants, which may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our debt.
Market interest rates could have an adverse effect on our borrowing costs, profitability and the value of our fixed-rate debt securities.
We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2017, we have a $300.0 million unsecured term loan which matures August 2020 and a $300.0 million unsecured term loan which matures January 2021 that are LIBOR indexed; however, $250.0 million and $255.0 million of the unsecured term loans, respectively, are subject to interest rate swap agreements through February 2018 and January 2019, respectively. In addition, we have $129.1 million of debt that matures in April 2037 and $160.0 million outstanding under our revolving credit facility which matures August 2019, which are both LIBOR indexed. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Also, fixed rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.

Potential disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.
The United States credit markets have periodically experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances may materially impact liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases may result in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us, our tenants or the economy in general.
Covenants in certain of the agreements governing our debt could adversely affect our financial condition, investment activities and/or operating activities.
Our unsecured revolving credit facility, unsecured term loans and indentures governing our 4.40% and 4.25% Senior Notes contain certain cross-default and cross-acceleration provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness and consummate mergers, consolidations or sales of all or substantially all of our assets. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage than is available to us in the marketplace or on commercially reasonable terms.
We rely on debt financing, including borrowings under our unsecured revolving credit facility, unsecured term loans, debt securities, and debt secured by individual properties, for working capital, including to finance our investment activities. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations could be adversely affected.
The documents governing our non-recourse indebtedness contain restrictions on the operations of our property owner subsidiaries and their properties. Certain activities, like leasing, may be subject to the consent of the applicable lender. In addition, certain lenders engage third-party loan servicers that may not be as responsive as we would be or as the leasing market requires.
A downgrade in our credit ratings could have a material adverse effect on our business and financial condition.
The credit ratings assigned to us and our debt could change based upon, among other things, our results of operations and financial condition or the real estate industry generally. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in the applicable rating agency's judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common and preferred shares and are not recommendations to buy, sell or hold any other securities. Any downgrade of us or our debt could have a material adverse effect on the market price of our debt securities and our common and preferred shares. If any credit rating agency that has rated us or our debt downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could also have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to make dividends and distributions on our common shares and preferred shares.

We face risks associated with refinancings.
A significant number of the properties in which we have an interest are subject to mortgage or other secured notes with balloon payments due at maturity. In addition, our corporate level borrowings require interest only payments with all principal due at maturity.
As of December 31, 2017, the consolidated scheduled balloon payments for the next five calendar years are as follows ($ in millions):

Year	Property-Specific Balloon Payments(1)	Corporate Recourse Balloon Payments(2)
2018	$6.6	$—
2019	$83.8	$160.0
2020	$32.0	$300.0
2021	$17.0	$300.0
2022	$8.0	$—
(1)    Inclusive of amounts owed by the Partnership of $31.8 million in 2019, $18.4 million in 2020, $6.6 million in 2021 and $8.0 million in 2022.
(2)    The Partnership is a co-borrower.
Our ability to make the scheduled balloon payments on any corporate recourse note will depend on our access to the capital markets, including our ability to refinance the maturing note. Our ability to make the scheduled balloon payment on any non-recourse mortgage note will depend upon (1) in the event we determine to contribute capital, our cash balances and the amount available under our unsecured credit facility, and (2) the property owner subsidiary's ability either to refinance the related mortgage debt or to sell the related property. If the property owner subsidiary is unable to refinance or sell the related property, the property may be conveyed to the lender through foreclosure or other means or the property owner subsidiary may declare bankruptcy.
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
As of December 31, 2017, only we and/or the Partnership were a borrower or a guarantor of our unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of non-guarantor subsidiary debt, including trade creditors, will generally be entitled to payment of their claims from the assets of non-guarantor subsidiaries before any assets are made available for distribution to us or any of the subsidiary guarantors of our unsecured debt.
 In addition, any subsidiary guarantor, including the Partnership, will be deemed released from its obligations with respect to our unsecured debt if such subsidiary guarantor’s obligations as a borrower or guarantor under our principal credit agreement terminates pursuant to the terms of our principal credit agreement or if our principal credit agreement is amended to remove certain or all of the subsidiary guarantors as borrowers or guarantors. To the extent any of our unsecured indebtedness is no longer guaranteed by any of our subsidiaries in the future, such debt will be our obligations exclusively. All of our assets are held through our operating partnership and our other subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations depends in large part upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of distributions or otherwise.
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
Tax legislation signed into law on December 22, 2017, makes numerous changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our shareholders. For example, the top federal income tax rate for individuals is reduced to 37%, there is a new deduction available for certain Qualified Business Income, that reduces the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). To date, the Internal Revenue Service has issued only limited guidance on the changes made by the new legislation. It is unclear at this time whether Congress will address these issues or when the Internal Revenue Service will issue additional administrative guidance on the changes made by the new legislation.
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
We have an unallocated universal shelf registration statement and we also maintain the ATM offering program and a direct share purchase plan, pursuant to which we may issue additional common shares. There is no restriction on our issuing additional common or preferred shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common or preferred shares or any substantially similar securities. As of December 31, 2017, an aggregate of approximately 3.8 million of our common shares were issuable upon the exercise of employee share options and upon the exchange of OP units. Depending upon the number of such securities issued, exercised or exchanged at one time, an issuance, exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders or the market price of our common shares.

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
Severance payments under our executive severance policy. Substantial termination payments may be required to be paid under our executive severance policy applicable to and related agreements with our executives upon the termination of an executive. If those executive officers are terminated without cause, as defined, or resign for good reason, as defined, those executive officers may be entitled to severance benefits based on their current annual base salaries and trailing average of recent annual cash bonuses as defined in our executive severance policy and related agreements and the acceleration of certain non-vested equity awards. Accordingly, these payments may discourage a third party from acquiring us.
Our ability to issue additional shares. Our declaration of trust authorizes 1,000,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2017, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.
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
The Partnership does not hold all or substantially all of the assets owned by Lexington.
The Partnership is not a traditional UPREIT operating partnership that holds all of the assets of the REIT. The Partnership holds less than half of Lexington's total assets. As a result, a holder of equity or debt securities of the Partnership does not have recourse against the assets of Lexington that are not owned by the Partnership.
The Partnership is the only subsidiary of Lexington that guarantees its debt and the assets of the Partnership's subsidiaries may not be available to make payments on Lexington’s or its unsecured indebtedness and any related guarantees may be released in the future if certain events occur.
As of December 31, 2017, the Partnership was the only co-borrower or guarantor of Lexington’s unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of the Partnership's subsidiaries, holders of any such subsidiary’s debt, including trade creditors, will generally be entitled to payment of their claims from the assets of such subsidiaries before any assets are made available for distribution to Lexington or the Partnership.
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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2017, we had equity ownership interests in approximately 175 consolidated real estate properties containing approximately 48.6 million square feet of rentable space, which were approximately 98.9% leased based upon net rentable square feet. Generally, all properties in which we have an interest are held through at least one property owner subsidiary.

The tenant in our Memphis, Tennessee industrial property purported to exercise an economic discontinuance option, which we believe was invalid. We expect the tenant to cease paying rent on March 1, 2018. We intend to enforce the terms of the lease.

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

Leverage. As of December 31, 2017, we had outstanding mortgages and notes payable of approximately $0.7 billion with a weighted-average interest rate of approximately 4.6% and a weighted-average maturity of 10.4 years.

Property Charts. The following tables list our properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2017. The Partnership's properties are included and are identified with an asterisk.

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
	As of December 31, 2017
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
*	3030 North 3rd St.	Phoenix	AZ	CopperPoint Mutual Insurance Company	252,400	12/31/2032	100%
	19019 North 59th Ave.	Glendale	AZ	Honeywell International Inc.	252,300	7/15/2019	100%
	8555 South River Pkwy.	Tempe	AZ	Versum Materials US, LLC	95,133	6/30/2022	100%
	1440 East 15th St.	Tucson	AZ	CoxCom, LLC	28,591	7/31/2022	100%
	3333 Coyote Hill Rd.	Palo Alto	CA	Xerox Corporation	202,000	12/14/2023	100%
*	9201 E. Dry Creek Rd.	Centennial	CO	Arrow Electronics, Inc.	128,500	3/31/2033	100%
	9655 Maroon Cir.	Englewood	CO	TriZetto Corporation	166,912	4/30/2028	100%
*	1315 West Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (GHX Ultimate Partner Corporation)	106,877	4/30/2027	100%
	143 Diamond Ave.	Parachute	CO	Encana Oil and Gas (USA) Inc./Caerus Piceanco LLC (Alenco Inc.)	49,024	10/31/2032	100%
*	100 Barnes Rd.	Wallingford	CT	3M Company	44,400	6/30/2018	100%
*	5600 Broken Sound Blvd.	Boca Raton	FL	Canon Solutions America, Inc. (Océ -USA Holding, Inc.)	143,290	2/14/2020	100%
	9200 South Park Center Loop	Orlando	FL	Zenith Education Group, Inc. (ECMC Group, Inc.)	59,927	9/30/2020	100%
	2500 Patrick Henry Pkwy.	McDonough	GA	Georgia Power Company	111,911	6/30/2025	100%
	3500 N. Loop Rd.	McDonough	GA	Litton Loan Servicing LP	62,218	8/31/2018	100%
	3265 E. Goldstone Dr.	Meridian	ID	VoiceStream PCS Holding, LLC / T-Mobile PCS Holdings, LLC (T-Mobile USA, Inc.)	77,484	6/30/2019	100%
*	231 N. Martingale Rd.	Schaumburg	IL	CEC Educational Services, LLC (Career Education Corporation)	317,198	12/31/2022	100%
	500 Jackson St.	Columbus	IN	Cummins Inc.	390,100	7/31/2019	100%
	10475 Crosspoint Blvd.	Indianapolis	IN	John Wiley & Sons, Inc.	141,416	10/31/2019	100%
	9601 Renner Blvd.	Lenexa	KS	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%
	11201 Renner Blvd.	Lenexa	KS	United States of America	169,585	10/31/2027	100%
*	5200 Metcalf Ave.	Overland Park	KS	Swiss Re America Holding Corporation / Westport Insurance Corporation / Swiss RE Management (US) Corporation	320,198	12/22/2018	100%
*	4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	70,100	10/31/2022	100%
	133 First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
	2800 High Meadow Cir.	Auburn Hills	MI	Faurecia USA Holdings, Inc.	278,000	3/31/2029	100%
	12000 & 12025 Tech Center Dr.	Livonia	MI	Kelsey-Hayes Company (ZF Friedrichshafen AG))	180,230	12/31/2024	100%
	9201 Stateline Rd.	Kansas City	MO	Swiss Re America Holding Corporation / Westport Insurance Corporation / Swiss RE Management (US) Corporation	155,925	4/1/2019	100%

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
	As of December 31, 2017
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	3902 Gene Field Rd.	St. Joseph	MO	Boehringer Ingelheim Vetmedica, Inc. (Boehringer Ingelheim USA Corporation)	98,849	6/30/2027	100%
	3943 Denny Ave.	Pascagoula	MS	Huntington Ingalls Incorporated	94,841	10/31/2018	100%
*	1210 AvidXchange Ln.	Charlotte	NC	AvidXchange, Inc.	201,450	4/30/2032	100%
	11707 Miracle Hills Dr.	Omaha	NE	Wipro Data Center & Cloud Services, Inc. (Infocrossing, Inc.)	85,200	11/30/2025	100%
	1331 Capitol Ave.	Omaha	NE	The Gavilon Group, LLC	127,810	11/30/2033	100%
	333 Mount Hope Ave.	Rockaway	NJ	Atlantic Health System, Inc.	92,326	12/31/2029	100%
	1415 Wyckoff Rd.	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
	29 S. Jefferson Rd.	Whippany	NJ	CAE SimuFlite, Inc. (CAE INC.)	123,734	11/30/2021	100%
	6226 West Sahara Ave.	Las Vegas	NV	Nevada Power Company	282,000	1/31/2029	100%
	5500 New Albany Rd.	Columbus	OH	Evans, Mechwart, Hambleton & Tilton, Inc.	104,807	12/29/2026	100%
	2221 Schrock Rd.	Columbus	OH	MS Consultants, Inc.	42,290	7/6/2027	100%
	500 Olde Worthington Rd.	Westerville	OH	InVentiv Communications, Inc.	97,000	3/31/2026	100%
	1700 Millrace Dr.	Eugene	OR	Oregon Research Institute / Educational Policy Improvement Center	80,011	11/30/2027	100%
	2999 Southwest 6th St.	Redmond	OR	VoiceStream PCS I, LLC / T-Mobile West Corporation (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
	25 Lakeview Dr.	Jessup	PA	TMG Health, Inc.	150,000	8/7/2027	100%
	1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius LLP	304,037	1/31/2021	99%
	1362 Celebration Blvd.	Florence	SC	MED3000, Inc.	32,000	2/14/2024	100%
*	3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,083	5/31/2024	100%
*	3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2024	100%
	420 Riverport Rd.	Kingsport	TN	Kingsport Power Company	42,770	6/30/2023	100%
	1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	84,404	10/31/2024	100%
	2401 Cherahala Blvd.	Knoxville	TN	AdvancePCS, Inc. / CaremarkPCS, L.L.C.	59,748	5/31/2020	100%
	3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%
	601 & 701 Experian Pkwy.	Allen	TX	Experian Information Solutions, Inc. / TRW, Inc. (Experian Holdings, Inc.)	292,700	3/14/2025	100%
	1401 Nolan Ryan Expy.	Arlington	TX	Triumph Aerostructures, LLC (Triumph Group, Inc.)	161,808	1/31/2025	77%
*	4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP	138,443	12/31/2025	100%

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
	As of December 31, 2017
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	810 Gears Rd.	Houston	TX	United States of America	78,895	1/10/2031	87%
	820 Gears Rd.	Houston	TX	Ricoh, USA, Inc.	78,895	1/31/2019	100%
	10001 Richmond Ave.	Houston	TX	Schlumberger Holdings Corp.	554,385	9/30/2025	100%
	6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holding Company, LLC)	247,254	2/28/2025	100%
	8900 Freeport Pkwy.	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	268,445	3/31/2023	100%
	270 Abner Jackson Pkwy.	Lake Jackson	TX	The Dow Chemical Company	664,100	10/31/2036	100%
	3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation / T-Mobile West Corporation	75,016	6/30/2020	100%
	6200 Northwest Pkwy.	San Antonio	TX	United HealthCare Services, Inc.	142,500	11/30/2024	100%
*	2050 Roanoke Rd.	Westlake	TX	Charles Schwab & Co., Inc.	130,199	6/30/2021	100%
	400 Butler Farm Rd.	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)(2019) / Wisconsin Physicians Service Insurance Corporation (71,073 sf - 2023)	100,632	8/31/2023	100%
*	13651 McLearen Rd.	Herndon	VA	United States of America	159,644	5/30/2022	100%
	13775 McLearen Rd.	Herndon	VA	Orange Business Services U.S., Inc. (Equant N.V.)	132,617	7/31/2020	100%
	2800 Waterford Lake Dr.	Midlothian	VA	Alstom Power, Inc.	99,057	12/31/2021	100%
	800 East Canal St.	Richmond	VA	McGuireWoods LLP	330,309	8/31/2030	87%
	500 Kinetic Dr.	Huntington	WV	AMZN WVCS LLC (Amazon.com, Inc.)	68,693	11/30/2026	100%
				Office Total	10,881,264		99.2%
The 2017 net effective annual base cash rent for the office portfolio as of December 31, 2017 was $15.97 per square foot and the weighted-average remaining lease term was 7.7 years.

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
	As of December 31, 2017
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
*	2415 U.S. Hwy 78 East	Moody	AL	Michelin North America, Inc.	595,346	12/31/2019	100%
	318 Pappy Dunn Blvd.	Anniston	AL	International Automotive Components Group North America, Inc.	276,782	11/24/2029	100%
	4801 North Park Dr.	Opelika	AL	Golden State Foods Corp. (Golden State Enterprises, Inc.)	165,493	5/31/2042	100%
	2455 Premier Row	Orlando	FL	Walgreen Co. / Walgreen Eastern Co.	205,016	3/31/2021	100%
*	3102 Queen Palm Dr.	Tampa	FL	Time Mailing Services, LLC (Time Inc.)	229,605	6/30/2020	100%
	359 Gateway Dr.	Lavonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
	490 Westridge Pkwy.	McDonough	GA	Georgia-Pacific Consumer Products LP (Georgia-Pacific LLC)	1,121,120	1/31/2028	100%
	1420 Greenwood Rd.	McDonough	GA	United States Cold Storage, Inc.	296,972	8/31/2028	100%
	3301 Stagecoach Rd. NE	Thomson	GA	Hollander Sleep Products, LLC (Hollander Home Fashions Holdings)	208,000	5/31/2030	100%
	3931 Lakeview Corporate Dr.	Edwardsville	IL	AMAZON.COM.DEDC, LLC (Amazon.com, Inc.)	769,500	9/30/2026	100%
	1001 Innovation Rd.	Rantoul	IL	Bell Sports, Inc. (Vista Outdoor Inc.)	813,126	10/31/2034	100%
	3686 S. Central Ave.	Rockford	IL	Pierce Packaging Co.	93,000	12/31/2019	100%
	749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company and Jacobson Transportation Company, Inc.)	150,000	12/31/2018	100%
*	1020 W. Airport Rd.	Romeoville	IL	ARYZTA LLC (ARYZTA AG)	188,166	10/31/2031	100%
	1285 W. State Road 32	Lebanon	IN	Continental Tire the Americas, LLC	741,880	1/31/2024	100%
	1621 Veterans Memorial Pkwy E	Lafayette	IN	Caterpillar, Inc.	309,400	9/30/2024	100%
	2935 Van Vactor Dr.	Plymouth	IN	Bay Valley Foods, LLC	300,500	12/31/2018	100%
	27200 West 157th St.	New Century	KS	Amazon.com.ksdc, LLC (Amazon.com, Inc.)	446,500	1/31/2027	100%
	10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Holding Corporation and Dana Limited)	336,350	6/30/2025	100%
	730 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	167,770	6/30/2025	100%
	750 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	539,592	6/30/2025	100%
	301 Bill Bryan Rd.	Hopkinsville	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	424,904	6/30/2025	100%
	4010 Airpark Dr.	Owensboro	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	211,598	6/30/2025	100%
	1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
	As of December 31, 2017
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	5001 Greenwood Rd.	Shreveport	LA	Libbey Glass Inc. (Libbey Inc.)	646,000	10/31/2026	100%
	5417 Campus Dr.	Shreveport	LA	The Tire Rack, Inc.	257,849	3/31/2022	100%
	113 Wells St.	North Berwick	ME	United Technologies Corporation	993,685	4/30/2024	100%
	2860 Clark St.	Detroit	MI	Undisclosed(1)	189,960	10/22/2035	100%
	6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Holding Corporation and Dana Limited)	150,945	10/25/2021	100%
	904 Industrial Rd.	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	9/30/2028	100%
*	1601 Pratt Ave.	Marshall	MI	Autocam Corporation (NN Inc.)	58,707	12/31/2023	100%
	43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC / Tower Automotive Products Inc. (Tower Automotive, Inc.)	311,612	10/31/2024	100%
	16950 Pine Dr.	Romulus	MI	Undisclosed(1)	500,023	8/24/2032	100%
*	26700 Bunert Rd.	Warren	MI	Lipari Foods Operating Company, LLC	260,243	10/31/2032	100%
	1700 47th Ave North	Minneapolis	MN	Owens Corning Roofing and Asphalt, LLC	18,620	12/31/2025	100%
*	549 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	855,878	3/31/2030	100%
	1550 Hwy 302	Byhalia	MS	McCormick & Company, Inc.	615,600	9/30/2027	100%
	554 Nissan Pkwy.	Canton	MS	Nissan North America, Inc.	1,466,000	2/28/2027	100%
*	7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Aftermarket Inc. (MAHLE Industries, Incorporated)	268,104	2/28/2023	100%
	1133 Poplar Creek Rd.	Henderson	NC	Staples, Inc.	196,946	12/31/2018	100%
	2880 Kenny Biggs Rd.	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
*	671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	673,425	5/31/2036	100%
	2203 Sherrill Dr.	Statesville	NC	Geodis Logistics, LLC (OHH Acquisition Corporation)	639,800	12/31/2020	100%
	121 Technology Dr.	Durham	NH	Heidelberg Americas, Inc. (Heidelberg Druckmaschinen AG) (2021) / Goss International Americas, Inc. (Goss International Corporation) (2026)	500,500	3/30/2026	100%
	5625 North Sloan Ln.	North Las Vegas	NV	Nicholas and Co., Inc.	180,235	9/30/2034	100%
	29-01 Borden Ave. / 29-10 Hunters Point Ave.	Long Island City	NY	FedEx Ground Package System, Inc. (FedEx Corporation)	140,330	3/31/2028	100%
	736 Addison Rd.	Erwin	NY	Corning Property Management Corporation	408,000	11/30/2026	100%

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
	As of December 31, 2017
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	351 Chamber Dr.	Chillicothe	OH	The Kitchen Collection, Inc.	475,218	6/30/2026	100%
	10590 Hamilton Ave.	Cincinnati	OH	The Hillman Group, Inc.	264,598	12/31/2027	100%
	1650 - 1654 Williams Rd.	Columbus	OH	ODW Logistics, Inc. (Nessent Ltd. And Dist-Trans Co, LLC)	772,450	6/30/2020	100%
	7005 Cochran Rd.	Glenwillow	OH	Royal Appliance Mfg. Co.	458,000	7/31/2025	100%
*	191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	12/31/2019	100%
*	200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	400,522	12/31/2019	100%
	10345 Philipp Pkwy.	Streetsboro	OH	L'Oreal USA S/D, Inc. (L'Oreal USA, Inc.)	649,250	10/17/2019	100%
	27255 SW 95th Ave.	Wilsonville	OR	Pacific Foods of Oregon Inc. d/b/a Pacific Natural Foods	508,277	10/31/2032	100%
*	250 Rittenhouse Cir.	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	241,977	11/30/2026	100%
	100 Ryobi Dr.	Anderson	SC	One World Technologies, Inc. (Techtronic Industries Co. Ltd.)	1,327,022	6/30/2036	100%
	590 Ecology Ln.	Chester	SC	Boral Stone Products LLC (Boral Limited)	420,597	7/14/2025	100%
	50 Tyger River Dr.	Duncan	SC	Plastic Omnium Auto Exteriors, LLC	221,833	9/30/2018	100%
	101 Michelin Dr.	Laurens	SC	Michelin North America, Inc.	1,164,000	1/31/2020	100%
	1520 Lauderdale Memorial Hwy.	Cleveland	TN	General Electric Company	851,370	3/31/2024	100%
	900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC	222,200	9/30/2026	100%
	633 Garrett Pkwy.	Lewisburg	TN	Calsonic Kansei North America, Inc.	310,000	3/31/2026	100%
	120 Southeast Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2023	100%
	201 James Lawrence Rd.	Jackson	TN	Kellogg Sales Company (Kellogg Company)	1,062,055	10/31/2027	100%
	3350 Miac Cove Rd.	Memphis	TN	Mimeo.com, Inc.	140,079	9/30/2020	77%
	3456 Meyers Ave.	Memphis	TN	Sears, Roebuck and Co. / Sears Logistics Services	780,000	2/28/2027	100%
	3820 Micro Dr.	Millington	TN	Ingram Micro L.P. (Ingram Micro Inc.)	701,819	9/30/2021	100%
	200 Sam Griffin Rd.	Smyrna	TN	Nissan North America, Inc.	1,505,000	4/30/2027	100%
	1501 Nolan Ryan Expy.	Arlington	TX	Arrow Electronics, Inc.	74,739	6/30/2027	100%
	7007 F.M. 362 Rd.	Brookshire	TX	Orizon Industries, Inc. (Spitzer Industries, Inc.)	262,095	3/31/2035	100%
*	4005 E I-30	Grand Prairie	TX	O'Neal Metals (Texas) L.P. (O'Neal Industries, Inc.)	215,000	3/31/2037	100%
	13863 Industrial Rd.	Houston	TX	Curtis Kelly, Inc. (Spitzer Industries, Inc.)	187,800	3/31/2035	100%

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
	As of December 31, 2017
	Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	13901/14035 Industrial Rd.	Houston	TX	Industrial Terminals Management, L.L.C. (Maritime Holdings (Delaware) LLC)	132,449	3/31/2038	100%
	13930 Pike Rd.	Missouri City	TX	Vulcan Construction Materials, LP (Vulcan Materials Company)	N/A	4/30/2032	100%
	16407 Applewhite Rd.	San Antonio	TX	International Heating, Air-Conditioning and Refrigeration Solutions Company	849,275	4/30/2027	100%
	80 Tyson Dr.	Winchester	VA	Undisclosed(1)	400,400	12/18/2031	100%
	291 Park Center Dr.	Winchester	VA	Kraft Heinz Foods Company	344,700	5/31/2021	100%
	901 East Bingen Point Way	Bingen	WA	The Boeing Company	124,539	5/31/2024	100%
*	2800 Polar Way	Richland	WA	Preferred Freezer Services of Richland, LLC (Preferred Freezer Services, LLC & Preferred Freezer Services Operating, LLC)	456,412	8/31/2035	100%
	111 West Oakview Pkwy.	Oak Creek	WI	Stella & Chewy's LLC	164,007	6/30/2035	100%
				Industrial Total	35,396,894		99.9%
(1)    Tenant is a domestic subsidiary of an international automaker.

The 2017 net effective annual base cash rent for the industrial portfolio as of December 31, 2017 was $4.67 per square foot and the weighted-average remaining lease term was 10.6 years.

	LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OTHER
	As of December 31, 2017
	Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
	13430 North Black Canyon Fwy.	Phoenix	AZ	Multi-tenanted	Multi-tenant - Office	138,940	Various	92%
	255 Northgate Dr.	Manteca	CA	Kmart Corporation	Retail	107,489	12/31/2018	100%
	12080 Carmel Mountain Rd.	San Diego	CA	Sears, Roebuck and Co / Kmart Corporation	Retail	107,210	12/31/2018	100%
	499 Derbyshire Dr.	Venice	FL	Littlestone Brotherhood LLC (Ralph Little)	Specialty	31,180	1/31/2055	100%
*	832 N. Westover Blvd.	Albany	GA	(Available for lease)	Multi-tenant - Retail	45,554	N/A	0%
*	King St./1042 Fort St. Mall	Honolulu	HI	Multi-tenanted	Multi-tenant - Office	77,459	Various	48%
	1150 W. Carl Sandburg Dr.	Galesburg	IL	Kmart Stores of Illinois LLC / Kmart Corporation	Retail	94,970	12/31/2018	100%
	5104 North Franklin Rd.	Lawrence	IN	(Available for lease)	Multi-tenant - Retail	35,786	N/A	0%
	30 Light St.	Baltimore	MD	30 Charm City, LLC	Specialty	N/A	12/31/2048	100%
	201-215 N. Charles St.	Baltimore	MD	201 NC Leasehold LLC	Specialty	N/A	8/31/2112	100%
	733 East Main St.	Jefferson	NC	Food Lion, LLC / Delhaize America, Inc.	Retail	34,555	2/28/2023	100%
	835 Julian Ave.	Thomasville	NC	Mighty Dollar, LLC	Retail	23,767	9/30/2018	100%
*	1237 W. Sherman Ave.	Vineland	NJ	HealthSouth Rehabilitation Hospital of South Jersey, LLC (HealthSouth Corporation)	Specialty	39,287	2/28/2043	100%
	21082 Pioneer Plaza Dr.	Watertown	NY	Kmart Corporation	Retail	120,727	12/31/2018	100%
	4831 Whipple Avenue N.W.	Canton	OH	Best Buy Co., Inc.	Retail	46,350	2/26/2018	100%
	B.E.C. 45th St/Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc. / Safeway, Inc.	Retail	30,757	3/31/2019	100%
*	1460 Tobias Gadson Blvd.	Charleston	SC	Vallen Distribution, Inc.	Multi-tenant - Office	50,076	6/30/2019	41%
*	2210 Enterprise Dr.	Florence	SC	Caliber Funding, LLC	Multi-tenant - Office	176,557	6/30/2018	21%
	6050 Dana Way	Antioch	TN	Multi-tenanted	Multi-tenant - Industrial	674,528	Various	97%
	1600 E. 23rd St.	Chattanooga	TN	BI- LO, LLC / K-VA-T Food Stores, Inc.	Retail	42,130	6/30/2019	100%
	1053 Mineral Springs Rd.	Paris	TN	The Kroger Co.	Retail	31,170	7/1/2023	100%
	11511 Luna Rd.	Farmers Branch	TX	International Business Machines Corporation	Multi-tenant - Office	181,072	4/30/2021	97%
	1311 Broadfield Blvd.	Houston	TX	Saipem America, Inc. (Saipem S.p.A.)	Multi-tenant - Office	155,407	3/31/2028	35%
	175 Holt Garrison Pkwy.	Danville	VA	Home Depot USA, Inc.	Specialty	N/A	1/31/2029	100%
	97 Seneca Trail	Fairlea	WV	Kmart Corporation	Retail	90,933	12/31/2018	100%
				Other Total		2,335,904		81.8%
				Consolidated Portfolio Grand Total		48,614,062		98.9%
The 2017 net effective annual base cash rent for the other portfolio as of December 31, 2017 was $5.82 per square foot and the weighted-average remaining lease term was 10.1 years.
The 2017 net effective annual base cash rent for the consolidated portfolio as of December 31, 2017 was $7.25 per square foot and the weighted-average remaining lease term was 9.1 years.

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2017
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
607 & 611 Lumsden Professional Ct.	Brandon	FL	BluePearl Holdings, LLC	Office	8,500	10/31/2033	100%
4525 Ulmerton Rd.	Clearwater	FL	BluePearl Holdings, LLC	Office	3,000	10/31/2033	100%
100 Gander Way	Palm Beach Gardens	FL	(Available for lease)	Other	120,000	N/A	0%
455 Abernathy Rd.	Atlanta	GA	BluePearl Holdings, LLC	Office	32,000	10/31/2033	100%
820 Frontage Rd.	Northfield	IL	BluePearl Holdings, LLC	Office	14,000	10/31/2033	100%
29080 Inkster Rd.	Southfield	MI	BluePearl Holdings, LLC	Office	38,000	10/31/2033	100%
4126 Packard Rd.	Ann Arbor	MI	BluePearl Holdings, LLC	Office	3,500	10/31/2033	100%
18839 McKay Blvd.	Humble	TX	Triumph Rehabilitation Hospital of Northeast Houston, LLC (RehabCare Group, Inc.)	Other	55,646	1/31/2029	100%
2203 North Westgreen Blvd.	Katy	TX	British Schools of America, LLC	Other	274,000	8/31/2036	100%
			Total		548,646		78.1%
In addition, we have a non-consolidated joint venture with a developer, which owns a developable parcel of land in Etna, Ohio.
The 2017 net effective annual base cash rent for our proportionate share of the non-consolidated portfolio as of December 31, 2017 was $19.66 per square foot and the weighted-average remaining lease term was 17.0 years.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	GAAP Base Rent ($000)	Percentage of Annual Rent
2018	52	2,145,001	$16,765	4.9%
2019	25	3,958,347	30,844	9.0%
2020	18	4,091,519	19,030	5.5%
2021	17	3,140,359	24,476	7.1%
2022	6	928,515	12,607	3.7%
2023	10	1,272,317	13,829	4.0%
2024	15	4,148,102	19,843	5.8%
2025	19	4,317,352	31,068	9.0%
2026	12	3,846,463	17,101	5.0%
2027	17	7,701,857	28,660	8.3%

The following chart sets forth the 2017 annual GAAP base rent ($000) based on the credit rating of our consolidated tenants at December 31, 2017(1):

	GAAP Base Rent	Percentage
Investment Grade	$139,336	40.1%
Non-investment Grade	53,825	15.5%
Unrated	154,222	44.4%
	$347,383	100.0%
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
The lender claimed that the Company's limited guaranty was triggered due to the Newkirk Merger, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement. The limited guaranty provided that the guarantor's liability for the guaranteed obligations shall not exceed $10.0 million.  The Company filed a motion to dismiss, which was generally denied. The parties conducted discovery consisting of document production. A mediation was held on October 5, 2017. As a result of discussions following the mediation, a settlement agreement was executed on November 6, 2017, and the Company made a $2.05 million payment in full settlement of the lender's claim. Following the settlement, the action was dismissed on November 22, 2017.
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

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Lexington Realty Trust

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE (composite) for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2017	$10.65	$9.58
September 30, 2017	10.44	9.61
June 30, 2017	10.56	9.00
March 31, 2017	11.42	9.84
December 31, 2016	11.01	9.23
September 30, 2016	11.02	9.89
June 30, 2016	10.12	8.36
March 31, 2016	8.81	6.52
The per common share closing price on the NYSE (composite) was $8.15 on February 22, 2018.

Holders. As of February 22, 2018, we had approximately 2,834 common shareholders of record.

Dividends. Since our predecessor's formation in 1993, we have made quarterly distributions without interruption.

The common share dividends paid in each quarter for the last two years are as follows:

Quarters Ended	2017	2016
March 31,	$0.175	$0.170
June 30,	$0.175	$0.170
September 30,	$0.175	$0.170
December 31,	$0.175	$0.175

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
Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. In 2016 and 2015, we issued approximately 0.6 million and 2.3 million common shares, respectively, under the plan, raising net proceeds of $4.1 million and $20.8 million, respectively. We did not issue any shares under the plan in 2017.
ATM Program. In January 2013, we implemented, and in November 2016, we updated, our ATM offering program, under which we may, from time to time, sell up to $125.0 million in common shares over the term of the program. As of the date of the filing of this Annual Report, we have issued 5,979,639 common shares under this ATM offering program at a weighted-average issue price of $10.83 per common share, generating proceeds of approximately $63.7 million after deducting approximately $1.0 million of commissions. We intend to use the net proceeds from the ATM offering program for general working capital, which may include unspecified acquisitions and to repay indebtedness. As of the date of filing this Annual Report, we had approximately $60.3 million available for issuance under the ATM offering program.

Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2017, with respect to our Amended and Restated 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	134,790	$7.39	4,978,802
Equity compensation plans not approved by security holders	—	—	—
Total	134,790	$7.39	4,978,802

Lepercq Corporate Income Fund L.P.

General. There is no established public trading market for the OP units.

Holders. As of February 22, 2018, the Partnership had approximately 315 holders of record of OP units.

Distributions. Since its formation in 1986, the Partnership has made quarterly distributions without interruption.

The weighted-average distributions per OP unit paid in each quarter for the last two years are as follows:

Quarters Ended	2017	2016
March 31,	$0.20	$0.20
June 30,	$0.20	$0.20
September 30,	$0.20	$0.20
December 31,	$0.18	$0.20

Holders of OP units are able to participate in the dividend reinvestment component of the Trust's Direct Share Purchase Plan, where they can reinvest distributions on their OP units in Lexington's common shares.

Recent Sales of Unregistered Securities.
We did not issue any common shares during 2017 on an unregistered basis.

Share Repurchase Program.
The following table summarizes common shares/OP units that were repurchased during the fourth quarter of 2017 pursuant to publicly announced repurchase plans(1):

Period	Total number of shares/units purchased	Average price paid per share/unit ($)	Total number of shares/units purchased as part of publicly announced plans or programs	Maximum number of shares/units that may yet be purchased under the plans or programs
October 1-31, 2017	—	—	—	6,599,088
November 1-30, 2017	—	—	—	6,599,088
December 1-31, 2017	—	—	—	6,599,088
Total	—	—	—	6,599,088
(1)    Share repurchase authorization announced on July 2, 2015, which has no expiration date.

During 2017, the Partnership retired certain OP units held by Lexington for an aggregate of $130.0 million.

Item 6. Selected Financial Data

The following sets forth our and the Partnership's selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2017. The selected consolidated financial data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and the related notes set forth in Item 8 “Financial Statements and Supplementary Data”, below. ($000's, except per share data):

	2017	2016	2015	2014	2013
Lexington Realty Trust:
Total gross revenues	$391,641	$429,496	$430,839	$423,818	$361,055
Expenses applicable to revenues	(223,162)	(213,403)	(222,853)	(218,510)	(212,658)
Interest and amortization expense	(77,883)	(88,032)	(89,739)	(97,303)	(85,892)
Income (loss) from continuing operations	86,629	96,450	113,209	47,842	(21,021)
Total discontinued operations	—	—	1,682	49,621	24,884
Net income	86,629	96,450	114,891	97,463	3,863
Net income attributable to Lexington Realty Trust shareholders	85,583	95,624	111,703	93,104	1,630
Net income (loss) attributable to common shareholders	79,067	89,109	105,100	86,324	(14,089)
Income (loss) from continuing operations per common share - basic	0.33	0.38	0.44	0.17	(0.18)
Income from discontinued operations - basic	—	—	0.01	0.21	0.11
Net income (loss) per common share - basic	0.33	0.38	0.45	0.38	(0.07)
Income (loss) from continuing operations per common share - diluted	0.33	0.37	0.44	0.17	(0.18)
Income from discontinued operations per common share - diluted	—	—	0.01	0.21	0.11
Net income (loss) per common share - diluted	0.33	0.37	0.45	0.38	(0.07)
Cash dividends declared per common share	0.7025	0.69	0.68	0.675	0.615
Net cash provided by operating activities	227,761	235,273	244,930	214,672	206,304
Net cash used in investing activities	(259,116)	(10,187)	(388,271)	(43,068)	(597,583)
Net cash provided by (used in) financing activities	52,480	(231,698)	45,513	(57,788)	434,516
Ratio of earnings to combined fixed charges and preferred dividends(1)	1.96	1.80	2.00	1.37	N/A
Real estate assets, net, including real estate - intangible assets	3,309,900	3,028,326	3,397,922	3,287,250	3,425,420
Total assets	3,553,020	3,441,467	3,808,403	3,758,483	3,753,983
Mortgages, notes payable, credit facility and term loans, including discontinued operations	2,068,867	1,860,598	2,190,740	2,076,042	2,037,509
Shareholders' equity	1,323,901	1,392,777	1,440,029	1,485,766	1,515,738
Total equity	1,340,835	1,412,491	1,462,531	1,508,920	1,539,483
Preferred share liquidation preference	96,770	96,770	96,770	96,770	96,770

_________
(1)    N/A - Ratio is below 1.0, deficit of $28,929 existed at December 31, 2013.

	2017	2016	2015	2014	2013
LCIF:
Total gross revenues	$82,773	$124,169	$128,001	$118,133	$74,871
Expenses applicable to revenues	(49,782)	(48,678)	(47,697)	(42,387)	(35,589)
Interest and amortization expense	(15,969)	(27,313)	(29,269)	(28,267)	(13,111)
Income (loss) from continuing operations	3,559	(3,921)	42,315	40,738	9,177
Total discontinued operations	—	—	—	18,811	4,523
Net income (loss)	3,559	(3,921)	42,315	59,549	13,700
Income (loss) from continuing operations per unit	0.04	(0.05)	0.58	0.59	0.17
Income from discontinued operations per unit	—	—	—	0.28	0.09
Net income (loss) per unit	0.04	(0.05)	0.58	0.87	0.26
Cash distributions per weighted-average unit (rounded)	0.77	0.80	0.84	0.82	0.87
Net cash provided by operating activities	43,868	38,907	38,410	38,049	43,272
Net cash provided by (used in) investing activities	(81,380)	153,630	(179,408)	(7,806)	(285,645)
Net cash provided by (used in) financing activities	36,381	(159,636)	151,800	(35,079)	248,190
Ratio of earnings to fixed charges (1)	1.18	N/A	2.43	2.43	1.70
Real estate assets, net, including real estate - intangible assets	677,982	639,476	1,005,505	849,969	829,484
Loans receivable, net	—	—	—	15,448	19,220
Total assets	767,713	728,604	1,130,926	942,883	909,413
Mortgages and notes payable	212,792	169,212	431,599	323,155	334,153
Co-borrower debt	157,789	146,404	201,106	136,967	91,551
Partners' capital	366,282	387,623	461,657	432,041	448,067

_________
(1)    N/A - Ratio is below 1.0, deficit of $4,803 existed at December 31, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements may relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed above in “Risk Factors” in Part I, Item 1A of this Annual Report and “Cautionary Statements Concerning Forward-Looking Statements” in the beginning of this Annual Report.

Introduction

The following is a discussion and analysis of the consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the years ended December 31, 2017, 2016 and 2015, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying consolidated financial statements of the Company and the Partnership included herein and notes thereto.

Lexington Realty Trust

Overview
General. We are a Maryland REIT that owns a diversified portfolio of equity investments in primarily single-tenant commercial properties.
As of December 31, 2017, we had equity ownership interests in approximately 175 consolidated real estate properties, located in 37 states and encompassing approximately 48.6 million square feet, approximately 98.9% of which was leased.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
In an effort to diversify our risk, we invest across the United States in properties leased to tenants in various industries. However, industry and regional declines, to the extent we have concentration, and general economic declines, could negatively impact our results of operations and cash flows.
Portfolio Management. One of our objectives is to generate at least half of our rental revenue from leases ten years or longer, which we expect to achieve primarily through capital recycling of assets with shorter-term leases and acquiring new investments with leases longer than ten years. However, tenants with long-term leases may require purchase options and/or termination options.
For leases in place at December 31, 2017, we generated approximately 37.7% of our 2017 base rental revenue from leases ten years or longer compared to approximately 36.8% of our 2016 base rental revenue for leases in place at December 31, 2016. The increase related primarily to acquisitions of properties with longer lease terms and sales of shorter-leased properties. At December 31, 2017, our base rental revenue from single-tenant leases scheduled to expire over the next five years was approximately 28.9% compared to approximately 35.6% at December 31, 2016. We believe we no longer have concentrated risk of lease rollover in any one year and we believe our cash flows are stable. Our weighted-average lease term was 9.1 years at December 31, 2017 compared to approximately 8.6 years at December 31, 2016.

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

Investment Trends. Making investments in income producing single-tenant net-leased real estate assets is one of our primary focuses. The challenge we face is finding investments that will provide an attractive return without compromising our real estate or tenant credit underwriting criteria. We believe we have access to acquisition opportunities due to our relationships with developers, brokers, corporate users and sellers. However, competition for income producing single-tenant net-leased real estate assets continues to be strong. When we acquire real estate assets, we generally look for commercial real estate assets subject to long-term net-leases which have one or more of the following characteristics (1) a credit-worthy tenant, (2) adaptability to a variety of users, including multi-tenant use, (3) an attractive geographic location, and (4) the potential for capital appreciation.
In recent years, demand for space in the suburban office market has not been as strong as demand for space in the industrial market. We believe this is due to a continuing trend of downsizing of corporate office requirements and an increase in the demand for regionalized distribution and e-commerce facilities. In addition, industrial assets generally require less capital to maintain and re-lease than required by office assets. In recent years, we have focused on increasing our rental revenue from industrial assets as compared to office assets. As of December 31, 2017, the ratio of base rental revenue from office assets to the base rental revenue from industrial assets was approximately 1.2:1, which is lower than it was at the end of the previous year. We expect that our office portfolio will be concentrated in fewer, but larger, markets over the next several years, which we expect to accomplish primarily through sales of office assets. Our capital recycling strategy may have a near-term dilutive impact on earnings due to sales of revenue-producing properties, but we believe in the long term this strategy will benefit shareholder value.
During 2017, we saw continued capitalization rate compression in the acquisition market for existing product, particularly for industrial assets. We expect that as interest rates rise, capitalization rates will rise. However, with the significant amount of competition in the current acquisition market, capitalization rates have continued to compress or hold steady even as interest rates rise.
We believe that build-to-suit transactions continue to have stabilized yields above those in the existing product market. Build-to-suit transactions, as compared with immediate deliverable acquisitions, result in a delay in the receipt of cash flow and the recognition of funds from operations during the construction period, but provide us with modern buildings subject to long-term leases. However, the recent demand for industrial assets has allowed developers to obtain construction financing from traditional banks and build on a speculative basis, which has limited our opportunities in the industrial build-to-suit market. In an effort to gain more exposure to the build-to-suit industrial market, we acquired a 90% interest in a joint venture with a developer that acquired a developable parcel of land. The joint venture intends to source industrial build-to-suit projects for the land.
Some of our industrial investments are, and we expect in the future some will be, subject to leases shorter than we require for office properties, because we believe renewal and retenanting risks are mitigated because of the fungibility of certain industrial assets.
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
We believe that, despite the addition of some shorter-term industrial leases, the long-term leases with escalating rents we have been adding to our portfolio are strengthening our future cash flows by providing a hedge against rising interest rates, extending our weighted-average lease term, balancing our lease expiration schedule, reducing the average age of our portfolio and supporting our dividend objectives.

The following is a summary of our investment activity for the year ended December 31, 2017:

Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Approximate Lease Term (Years)	Date Acquired
New Century, KS	Industrial	447	$12.1	10	1Q 2017
Lebanon, IN	Industrial	742	36.2	7	1Q 2017
Cleveland, TN	Industrial	851	34.4	7	2Q 2017
Grand Prairie, TX	Industrial	215	24.3	20	2Q 2017
San Antonio, TX	Industrial	849	45.5	10	2Q 2017
McDonough, GA(1)	Industrial	1,121	66.7	10	3Q 2017
Byhalia, MS	Industrial	616	36.6	10	3Q 2017
Jackson, TN	Industrial	1,062	57.9	10	3Q 2017
Smyrna, TN	Industrial	1,505	104.9	10	3Q 2017
Lafayette, IN	Industrial	309	17.4	7	4Q 2017
Romulus, MI	Industrial	500	38.9	15	4Q 2017
Warren, MI	Industrial	260	47.0	15	4Q 2017
Winchester, VA	Industrial	400	36.7	14	4Q 2017
		8,877	$558.6

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Initial Capitalized Cost (millions)	Lease Term (Years)	Date Acquired/Completed	Capitalized Cost Per Square Foot
Lake Jackson, TX(2)	Office	275	$70.4	20	1Q 2017	$256.09
Charlotte, NC	Office	201	61.3	15	2Q 2017	$304.49
Opelika, AL	Industrial	165	37.3	25	3Q 2017	$225.20
		641	$169.0

(1)	Square footage includes a 220-thousand-square-foot expansion to be completed in 2018.

(2)	Completed the construction on the final building of a four-building project. Initial cost basis excludes developer partner payout of $8.0 million.

The following is a summary of our investment activity for the year ended December 31, 2016:

Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Approximate Lease Term (Years)	Date Acquired
Detroit, MI	Industrial	190	$29.7	20	1Q 2016
Wilsonville, OR	Industrial	508	43.1	16	3Q 2016
Romeoville, IL	Industrial	188	52.7	15	4Q 2016
Edwardsville, IL	Industrial	770	44.8	10	4Q 2016
		1,656	$170.3

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Initial Capitalized Cost(millions)	Lease Term (Years)	Date Acquired/Completed	Capitalized Cost Per Square Foot
Consolidated:
Anderson, SC	Industrial	1,327	$61.3	20	Q2 2016	$46.23
Lake Jackson, TX(1)	Office	389	78.5	20	Q4 2016	$201.66
		1,716	$139.8

Non-consolidated:
Houston, TX(2)	Other	274	$80.0	20	3Q 2016	$291.84

(1)	Three of four buildings were completed in Q4 2016.

(2)	We have a 25% interest in this joint venture.

Loan Investments. As of December 31, 2017, all of the Company's loans receivable were fully satisfied. In 2017, we sold our loan receivable that was secured by a hospital in Kennewick, Washington for $80.4 million. We also collected $8.5 million in full satisfaction of a loan secured by a tenant-in-common's interest in an office property. In addition, in 2017, we collected $49.1 million in full satisfaction of a loan made to a joint venture that owns a property in Katy, Texas. The joint venture satisfied the loan with proceeds from a third-party mortgage financing in the original principal amount of $50.0 million.
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
Our property owner subsidiaries seek to mitigate these risks by (1) staying in close contact with our tenants during the lease term in order to assess the tenant's current and future occupancy needs, (2) maintaining relationships with local brokers to determine the depth of the rental market and (3) retaining local expertise to assist in the re-tenanting of a property. However, no assurance can be given that once a property becomes vacant it will subsequently be re-let. Generally, a tenant in a single-tenant office property commences lease extension discussions well in advance of lease expiration. If the lease has a year or less remaining until expiration, generally, there is a high likelihood that the tenant will not extend the lease for the entire property or at all. Industrial renewals are generally not as time sensitive due to the minimal capital expenditures upon renewal as compared with office property renewals.
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
During 2017, we entered into 40 consolidated new leases and lease extensions encompassing approximately 3.8 million square feet. The average GAAP base rent on these extended leases was approximately $5.60 per square foot compared to the average GAAP base rent on these leases before extension of $5.24 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2017 was approximately $18.59 per square foot for new leases and $2.64 per square foot for extended leases. Due to the nature of the expected lease rollovers in coming years, renewal rents may be lower than expiring rents and aggregate tenant improvement allowances and leasing costs may decrease from their current levels in such years. The impact of any such lower renewal rent may be mitigated by our capital recycling strategy and our long-term leases with annual or periodic rent increases.
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
During 2017, 2016 and 2015, we conveyed in foreclosure or via a deed-in-lieu of foreclosure certain properties in which we had an interest as we deemed the balance of the non-recourse mortgage loans encumbering the properties were in excess of the value of the property collateral. Our property owner subsidiaries may convey properties to lenders or the property owner subsidiary may declare bankruptcy in the future if there is no or limited recourse to us and a property owner subsidiary is unable to refinance, re-let or sell its vacated property or if a tenant renews at a lower rent or a new tenant pays a lower rent that does not justify a value of the property in excess of the mortgage loan balance.
Impairment charges. During 2017, 2016 and 2015, we incurred impairment charges on certain of our assets, excluding loan receivables, of $39.7 million, $100.2 million and $36.8 million, respectively, due to each asset's carrying value being below its sale price or estimated fair value, as applicable. In 2016, we incurred impairment charges primarily due to the write-off of the deferred rent receivable for the sold New York, New York land investments. The real estate assets we sold that resulted in impairment charges were primarily non-core assets including land investments, retail properties and under performing and multi-tenant properties. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
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

Judgments and Estimates. Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare our consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on our management's best estimates and judgment. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment. Our management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation of derivative financial instruments, valuation of compensation plans and the useful lives of long-lived assets. Actual results could differ materially from those estimated.
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
The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on our management's determination of relative fair values of these assets. Factors considered by our management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, our management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Our management also estimates costs to execute similar leases including leasing commissions. Our management generally retains a third party to assist in the allocations.
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

Revenue Recognition. We recognize lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. We recognize lease termination fees as rental revenue in the period received and write off unamortized leases related intangibles and other lease related account balances, provided that there are no further obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period.
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
Cyber Security.  While we have yet to experience a cyber attack that disrupted our operations in any material respect, all companies, including ours, need to allocate funds to address and protect against cybersecurity threats.

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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $227.8 million for 2017, $235.3 million for 2016 and $244.9 million for 2015. Cash flows from operations have been decreasing primarily due to dispositions as we reshape our portfolio to have a higher concentration of industrial assets versus other asset types. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $259.1 million in 2017, $10.2 million in 2016 and $388.3 million in 2015. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings and changes in deposits and restricted cash. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs and loans receivable, payments of deferred leasing costs and changes in deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $52.5 million in 2017, $(231.7) million in 2016 and $45.5 million in 2015. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common shares, and non-recourse mortgage and corporate borrowings. Cash used in financing activities related primarily to dividend and distribution payments, repurchases of common shares, purchase/redemption of a noncontrolling interest, payments of deferred financing costs, payment of developer liabilities and debt payments and repurchases.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we (1) believe conditions are favorable and (2) have a compelling use of proceeds. During 2017, 2016 and 2015, we raised net proceeds of approximately $16.8 million, $12.2 million and $19.4 million, respectively, through the issuance of common shares, including option exercises. Due to the market price of our common shares, we limited the issuance of our common shares during most of 2017, 2016 and 2015. Due to our ample borrowing capacity under our unsecured credit revolving credit facility and proceeds from dispositions and mortgage financings, we did not access the public debt markets in 2017, 2016 or 2015.

During 2015, our Board of Trustees authorized a 10.0 million common share repurchase program. The share repurchase program does not expire. As of December 31, 2017, we had repurchased 3,400,912 common shares for an aggregate $27.3 million, which was at an average price of $8.04 per share. We have continued to, and in the future may, repurchase our common shares in the context of our overall capital plan, and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.
We expect to continue to access debt and equity markets and other markets in the future to implement our business strategy and to fund future growth. However, general economic uncertainty and the volatility in these markets can make accessing these markets more difficult at times.

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

As of December 31, 2017, there were 3.2 million OP units outstanding which were convertible into 3.6 million common shares assuming we satisfied redemptions entirely with common shares. In recent years, few sellers of real estate have been seeking OP units as a form of consideration.

Property Specific Debt. As of December 31, 2017, our consolidated property owner subsidiaries had aggregate balloon payments of $6.6 million and $83.8 million maturing in 2018 and 2019, respectively. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($107.8 million at December 31, 2017), property sale proceeds or borrowing capacity on our primary credit facility ($345.0 million as of December 31, 2017, subject to covenant compliance).

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

In 2017, 2016 and 2015, we obtained, through our consolidated property owner subsidiaries, $45.4 million, $254.7 million and $190.8 million, respectively, in non-recourse mortgage loans with interest rates ranging from 3.5% to 5.3% and maturity dates ranging from 2022 to 2036. Our secured debt decreased to approximately $697.1 million at December 31, 2017 compared to $745.2 million at December 31, 2016. We expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate. We believe our financing strategy will also allow us to further lower our financing costs and improve our cash flow, financial flexibility and certain credit metrics.

Corporate Borrowings. The following Senior Notes were outstanding as of December 31, 2017:

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

During 2017, our unsecured credit agreement with KeyBank National Association, as agent, was amended to, among other things, increase the overall facility to $1.105 billion. With lender approval, we can increase the size of the amended facility to an aggregate $2.01 billion. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505.0 Million Revolving Credit Facility(1)	08/2019	LIBOR + 1.00%
$300.0 Million Term Loan(2)	08/2020	LIBOR + 1.10%
$300.0 Million Term Loan(3)	01/2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At December 31, 2017, the unsecured revolving credit facility had $160.0 million outstanding and availability of $345.0 million subject to covenant compliance.

(2)
Increased from $250.0 million. The interest rate ranges from LIBOR plus 0.90% to 1.75%. We have aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on $250.0 million of the $300.0 million outstanding LIBOR-based borrowings.

(3)
Increased from $255.0 million. The interest rate ranges from LIBOR plus 0.90% to 1.75%. We have aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255.0 million of of the $300.0 million outstanding LIBOR-based borrowings.

As of December 31, 2017, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bore interest at a fixed rate of 6.804% through April 2017 and, thereafter, bears interest at a variable rate of three month LIBOR plus 170 basis points. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2017 and 2016, there were $129.1 million of these securities outstanding.

Co-investment Programs and Joint Ventures. We have entered into co-investment programs and joint ventures with institutional investors and other real estate companies to mitigate our risk in certain assets and increase our return on equity to the extent we earn management or other fees. However, investments in co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital. Due to our size, we do not expect to enter into co-investment programs and joint ventures in the future, except with developers for build-to-suit opportunities.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2017, we disposed of our interests in certain consolidated properties for a gross price of $229.1 million. These proceeds were used to retire indebtedness encumbering properties in which we have an interest and make investments. In addition, in 2017 we disposed of our interest in properties via foreclosure in full satisfaction of an aggregate $12.6 million of related non-recourse mortgages.

As capitalization rates have compressed in recent years, we have continued to look at opportunities to recycle capital with a focus on capturing the value of our multi-tenant and retail properties and reducing our exposure to the suburban office sector. The increase in asset values may result in our selling more properties than we acquire in any given year. We will continue to look at capital recycling opportunities as part of the ongoing effort to further transform our portfolio, with a greater emphasis on suburban office dispositions and non-core asset dispositions, in individual or portfolio transactions. We believe capital recycling (1) provides cost effective and timely capital support for our investment activities and (2) allows us to maintain line capacity and cash in advance of what we expect to be a growing investment pipeline.
Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units.

As of December 31, 2017, we had approximately $2.1 billion of indebtedness, consisting of mortgages and notes payable outstanding, term loans, 4.40% and 4.25% Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 3.6%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.
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

We paid approximately $172.1 million in cash dividends to our common and preferred shareholders in 2017. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

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

Ground Leases. The tenants of properties in which we have an interest generally pay the rental obligations on ground leases either directly to the fee holder or to our property owner subsidiary as increased rent. However, our property owner subsidiaries are responsible for these payments (1) under certain leases without reimbursement and (2) at vacant properties.

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

Results of Operations

Year ended December 31, 2017 compared with December 31, 2016. The decrease in total gross revenues in 2017 of $37.9 million was primarily attributable to a decrease in rental revenue of $38.2 million. The decrease in rental revenue was primarily due to a reduction of $66.1 million of rental revenue due to property sales, and a $14.1 million decrease in revenue recognized from lease terminations, partially offset by revenue from property acquisitions in 2017 and 2016 of $42.9 million.

Depreciation and amortization increased by $7.9 million primarily due to the acquisition of real estate properties in 2017 and 2016.

The increase in property operating expense of $1.8 million was primarily due to costs incurred on properties acquired in 2017 and 2016, costs incurred on vacant properties prior to sale and an increase in transaction costs, offset by reduced operating costs associated with sold properties.

The increase in general and administrative expense of $3.1 million was primarily due to an increase in professional fees, primarily legal costs incurred in a litigation.

The $2.05 million litigation settlement recognized in 2017 represents the settlement amount related to litigation disclosed in note 18 to our consolidated financial statements.

Non-operating income decreased by $2.7 million primarily due to the collection of loans receivable in 2017, partially offset by $3.9 million of earnings recognized in 2017 due to the write-off of unearned contingent acquisition consideration relating to a prior build-to-suit project.

The decrease in interest and amortization expense of $10.1 million was primarily due to the satisfaction of mortgage debt in connection with property sales and a decrease in the interest rate on our $129.1 million of trust preferred securities.

The change in debt satisfaction gains, net, of $7.2 million was primarily due to the timing of debt retirements, including foreclosures.

The decrease in impairment charges of $55.2 million related primarily to the impairment recognized on the sale of three land investments in New York, New York due to the write-off of the deferred rent receivable in 2016.

The decrease in gains on sales of properties of $18.1 million related primarily to the timing of sales of our properties.

The increase in the provision for income taxes of $0.5 million related primarily to state taxes.

The change in equity in earnings (losses) of non-consolidated entities of $8.4 million was primarily due to the timing of gains recognized on the sale of non-consolidated investments, partially offset by an impairment charge recognized in 2017 on our investment in Palm Beach Gardens, Florida where the sole tenant filed for bankruptcy.

The decrease in net income attributable to common shareholders of $10.0 million was primarily due to the items discussed above.

Year ended December 31, 2016 compared with December 31, 2015. The decrease in total gross revenues in 2016 of $1.3 million was primarily attributable to a decrease in rental revenue of $1.4 million. The decrease in rental revenue was primarily due to a reduction of $37.5 million of rental revenue due to property sales and a reduction of $9.2 million due to changes in occupancy at certain properties, partially offset by revenue from property acquisitions and expansions of $32.2 million and $13.1 million in revenue recognized from lease terminations in 2016 and 2015.

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

Same-Store Results

Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for three comparable reporting periods, excluding properties encumbered by mortgage loans in default and the revenue associated with the expansion of properties, as applicable. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), tenant reimbursements and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties and certain other properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure to be used by Management and investors to assess the Company's operating performance. However, same-store NOI should not be viewed as an alternative measure of the Company's financial performance since it does not reflect the operations of the Company's entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact the Company's results of operations. Lexington believes that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the years ended December 31, 2017, 2016 and 2015 ($000):

	2017	2016	2015
Total cash base rent	$251,384	$249,954	$248,539
Tenant reimbursements	22,134	22,811	23,930
Property operating expenses	(34,697)	(33,346)	(37,469)
Same-store NOI	$238,821	$239,419	$235,000
Our reported same-store NOI decreased from 2016 to 2017 by 0.2% and increased by 1.9% from 2015 to 2016. The primary reason for the decrease in same-store NOI between 2017 and 2016 periods primarily related to vacancy. The increase in same-store NOI between 2016 and 2015 was primarily due to an increase in cash base rent and a reduction in property operating expenses. As of December 31, 2017, 2016 and 2015, our historical same-store square footage leased was 98.4%, 98.7% and 98.9%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Twelve Months ended December 31,
	2017	2016	2015
Net income	$86,629	$96,450	$114,891

Interest and amortization expense	77,883	88,032	89,792
Provision for income taxes	1,917	1,439	572
Depreciation and amortization	173,968	166,048	163,198
General and administrative	34,158	31,104	29,277
Litigation settlement	2,050	—	—
Transaction costs	2,171	836	2,404
Non-operating income	(10,378)	(13,043)	(11,429)
Gains on sales of properties	(63,428)	(81,510)	(24,884)
Impairment charges and loan losses	44,996	100,236	36,832
Debt satisfaction (gains) charges, net	(6,196)	975	(25,150)
Equity in (earnings) losses of non-consolidated entities	848	(7,590)	(1,752)
Lease termination income	(3,242)	(17,363)	(4,241)
Straight-line adjustments	(19,784)	(37,748)	(47,702)
Lease incentives	1,969	1,673	1,544
Amortization of above/below market leases	1,544	2,057	261

NOI	325,105	331,596	323,613

Less NOI:
Acquisitions and dispositions	(86,284)	(92,177)	(88,613)
Same-Store NOI	$238,821	$239,419	$235,000
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

We present FFO available to common shareholders and unitholders - basic and also present FFO available to all equityholders and unitholders - diluted on a company-wide basis as if all securities that are convertible, at the holder's option, into our common shares, are converted at the beginning of the period. We also present Adjusted Company FFO available to all equityholders and unitholders - diluted, which adjusts FFO available to all equityholders and unitholders - diluted for certain items which we believe are not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by securities analysts, investors and other interested parties. Since others do not calculate these measures in a similar fashion, these measures may not be comparable to similarly titled measures as reported by others. These measures should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for each of the years in the three year period ended December 31, 2017 (dollars in thousands, except share and per share amounts):

	2017	2016	2015
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$79,067	$89,109	$105,100
Adjustments:
Depreciation and amortization	168,683	159,363	157,644
Impairment charges - real estate, including non-consolidated entities	43,214	100,236	36,832
Noncontrolling interests - OP units	147	(159)	1,999
Amortization of leasing commissions	5,285	6,684	5,554
Joint venture and noncontrolling interest adjustment	1,121	1,111	1,788
Gains on sales of properties, including non-consolidated entities	(64,880)	(87,520)	(25,371)
Taxes on sales of properties	—	52	—
FFO available to common shareholders and unitholders - basic	232,637	268,876	283,546
Preferred dividends	6,290	6,290	6,290
Interest and amortization on 6.00% Convertible Guaranteed Notes	—	532	1,048
Amount allocated to participating securities	226	225	313
FFO available to all equityholders and unitholders - diluted	239,153	275,923	291,197
Litigation settlement	2,050	—	—
Debt satisfaction (gains) charges, net, including non-consolidated entities	(6,174)	975	(25,086)
Impairment loss - loan receivable	5,294	—	—
Unearned contingent acquisition consideration	(3,922)	—	—
Transaction costs / Other	2,171	837	1,864
Adjusted Company FFO available to all equityholders and unitholders - diluted	$238,572	$277,735	$267,975

Per Common Share and Unit Amounts
Basic:
FFO	$0.96	$1.13	$1.19

Diluted:
FFO	$0.97	$1.13	$1.19
Adjusted Company FFO	$0.97	$1.14	$1.10

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	237,758,408	233,633,058	233,455,056
Operating partnership units(1)	3,693,144	3,815,621	3,848,434
Weighted-average common shares outstanding - basic FFO	241,451,552	237,448,679	237,303,490

Diluted:
Weighted-average common shares outstanding - diluted EPS	241,537,837	237,679,031	233,751,775
Unvested share-based payment awards	666,127	549,049	3,326
6.00% Convertible Guaranteed Notes	—	1,077,626	2,041,629
Operating partnership units(1)	—	—	3,848,434
Preferred shares - Series C	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	246,914,534	244,016,276	244,355,734

(1) Includes OP units other than OP units held by us.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2017 ($000's):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Mortgages and notes payable(1)	$35,940	$110,448	$55,147	$40,465	$30,120	$424,948	$697,068
Revolving credit facility borrowings	—	160,000	—	—	—	—	160,000
Term loans payable	—	—	300,000	300,000	—	—	600,000
Senior notes payable	—	—	—	—	—	500,000	500,000
Trust preferred securities	—	—	—	—	—	129,120	129,120
Interest payable - fixed rate(2)	59,386	49,401	44,699	42,290	40,702	139,863	376,341
Operating lease obligations(3)	5,628	5,181	5,183	5,154	5,229	32,965	59,340
	$100,954	$325,030	$405,029	$387,909	$76,051	$1,226,896	$2,521,869

1.	Includes balloon payments.

2.
Includes variable-rate debt subject to interest rate swap agreements through swap expiration date. Interest payable related to variable-rate debt that is not subject to an interest rate swap agreement is not included in the above chart. Variable-rate debt is comprised of $129.1 million Trust Preferred Securities (90-day LIBOR plus 1.7% and matures 2037); $45.0 million term loan (LIBOR plus 1.1% and matures 2020); $50.0 million term loan (LIBOR plus 1.1% and matures 2019) and $160.0 million in revolving credit facility borrowings (LIBOR plus 1.0% and matures 2019). Also a $250.0 million term loan and $255.0 million term loan, which are subject to interest rate swap agreements that expire in 2018 and 2019, respectively, each bear interest at LIBOR plus 1.1% after expiration of the interest rate swap agreements.

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

The Company, through Lex GP and Lex LP, holds, as of December 31, 2017, 96.0% of the Partnership's outstanding OP units. The Partnership's remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Company, and certain non-affiliated investors. As the sole equity owner of the Partnership's general partner, the Company has the ability to control all of the day-to-day operations, subject to the terms of the Partnership's partnership agreement.

 The Partnership's revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to the Partnership's ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates. However, the Partnership's main objectives are to meet its distribution obligations and its obligations to allocate non-recourse liabilities to its partners and to operate in a manner as to permit the Company at all times to be classified as a REIT as required by the Partnership's partnership agreement.

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

Revenue Recognition. The Partnership recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. If the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Partnership's management determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Partnership recognizes lease termination fees as rental revenue in the period received, and writes off unamortized lease-related intangibles and other lease-related account balances, provided that there are no further Partnership obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period.

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

Liquidity

General. The Partnership's principal sources of liquidity have been (1) undistributed cash flows generated from its investments, (2) the public and private equity and debt markets, including issuances of OP units to the Company, (3) property specific debt, (4) corporate level borrowings in conjunction with the Company and (5) proceeds from the sales of investments.

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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $43.9 million, $38.9 million and $38.4 million for 2017, 2016 and 2015, respectively. The increase in 2017 was primarily due to the impact of cash flow generated by acquisitions and interest cost savings due to mortgage satisfactions, partially offset by reduced cash flow attributable to sold properties. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which it has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership's cash management program. Cash flows from operations are also impacted by the level of acquisition volume and sales of properties.

Net cash provided by (used in) investing activities totaled $(81.4) million, $153.6 million and $(179.4) million in 2017, 2016 and 2015, respectively. Cash used in investing activities related primarily to investments in real estate properties and co-investment programs, payments of deferred leasing costs and changes in deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings and changes in escrow deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $36.4 million, $(159.6) million and $151.8 million in 2017, 2016 and 2015, respectively. Cash provided by financing activities was primarily attributable to net proceeds from borrowings and related party advances, net. Cash used in financing activities was primarily attributable to distribution payments, redemption of OP units, debt payments and payments of deferred financing costs.

OP units. Substantially all outstanding OP units (other than OP units held by the Company) are redeemable by the holder of the OP unit at certain times for approximately 1.13 common shares of Lexington per one OP unit or, at Lex GP’s election, with respect to certain OP units, cash. Substantially all outstanding OP units require the operating partnership to pay quarterly distributions to the holders of such OP units equal to the dividends paid to the Company's common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their respective partnership agreement. To the extent that the Company's dividend per share is less than a stated distribution per OP unit per the applicable partnership agreement, the stated distributions per OP unit are reduced by the percentage reduction in the Company's dividend. The Partnership and the Company are parties to a funding agreement under which the Company may be required to fund distributions made on account of OP units. No OP units have a liquidation preference.

As of 2017, the Partnership had a total of approximately 3.2 million aggregate OP units outstanding other than OP units held by the Company.

In recent years, few sellers of real estate have been seeking OP units as a form of consideration. Therefore, the number of OP units not owned, directly or indirectly, by the Company that will be outstanding in the future may decrease as such OP units are redeemed for the Company's common shares.

Property Specific Debt. As of December 31, 2017, the Partnership had $214.3 million of consolidated property specific debt outstanding. As of December 31, 2017, the Partnership had no property specific debt with related balloon payments maturing in 2018 and $31.8 million of balloon payments maturing in 2019. If a mortgage is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party.

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

Corporate Borrowings. The Partnership, together with the Company, is a borrower under the Company's corporate borrowing facilities. Outstanding indebtedness is recorded on the books of the applicable borrower requesting and receiving the proceeds of such indebtedness but is adjusted in accordance with LCIF's partnership agreement. However, the Partnership does not have the independent ability without the Company to obtain funds from such borrowing facilities.

Acquisitions. During 2017, the Partnership purchased two industrial properties and completed one built-to-suit office property for an aggregate cost of $132.6 million. In 2016 and 2015, the Partnership purchased one industrial property in each year for a cost of $52.7 million and $152.0 million, respectively.

Capital Recycling. Part of the Partnership's strategy to effectively manage its balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2017 and 2016, the Partnership sold certain properties for a gross sales price of $18.8 million and $501.8 million ($375.7 million of which was from the New York, New York land sales), respectively. The Partnership did not sell any properties in 2015. The net proceeds received from the dispositions were primarily used to retire indebtedness and make new investments.
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

Results of Operations
Year ended December 31, 2017 compared with the year ended December 31, 2016. The decrease in total gross revenues in 2017 of $41.4 million was primarily attributable to a decrease in rental revenue of $40.7 million and a decrease in tenant reimbursements of $0.7 million. The decrease in rental revenue was primarily due to a reduction of $40.7 million of rental revenue due to the sales of properties and $9.7 million due to a decrease in lease termination revenue, offset in part by new property acquisition revenue of $8.9 million. The decrease in tenant reimbursements was due to the sales of properties and a decrease in reimbursable property operating costs.
Depreciation and amortization increased by $3.0 million primarily due to the acquisition of properties in 2017 and 2016, offset in part by the impact of property sales.
The decrease in property operating expense of $1.9 million was primarily due to the sale of properties in 2016, including multi-tenanted and/or vacant properties, with operating expense responsibilities.
The decrease in general and administrative expense of $2.8 million was primarily due to a decrease in allocation of costs from Lexington, which allocation is based on gross rental revenue.
The decrease in interest and amortization expense of $11.3 million was primarily due to the reduction in mortgage debt assumed by the buyers in connection with the sale of the New York, New York land investments in 2016 and a decrease in the allocation of interest and amortization expense from Lexington.
The decrease in debt satisfaction charges, net, of $7.4 million related primarily to the satisfaction of non-recourse mortgage loans in connection with the sales of properties in 2016.
The impairment charges in 2017 of $12.1 million primarily related to impairment charges recognized on three vacant or partially vacant office properties, and impairment charges in 2016 of $72.1 million primarily related to an impairment charge recognized upon the sale of three New York, New York land investments.
The change in gains on sales of properties of $31.9 million related to the timing of sales of properties.

The increase in net income of $7.5 million was primarily due to the items discussed above.
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

Contractual Obligations

The following summarizes the Partnership's principal contractual obligations as of December 31, 2017 ($000's):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Mortgages and notes payable(1)	$1,124	$32,548	$18,590	$8,579	$10,016	$143,446	$214,303
Mortgages and notes interest payable	10,238	9,249	7,462	6,846	6,704	32,611	73,110
Co-borrower debt(2)	—	33,219	62,285	62,285	—	—	157,789
	$11,362	$75,016	$88,337	$77,710	$16,720	$176,057	$445,202

(1)	Includes balloon payments.

(2)	The Partnership is a co-borrower with Lexington under a revolving credit facility and term loans. The Partnership is allocated a portion of this debt in accordance with its partnership agreement.

Item 7A. Quantitative and Qualitative Disclosure about Market-Risk

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $384.1 million at December 31, 2017, which represented 18.4% of our aggregate principal consolidated indebtedness. We had no consolidated variable-rate indebtedness outstanding at December 31, 2016. During 2017 and 2016, our variable-rate indebtedness had a weighted-average interest rate of 2.7% and 1.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2017 and 2016 would have increased by $1.7 million and $1.0 million, respectively. As of December 31, 2017 and 2016, our aggregate principal consolidated fixed-rate debt was $1.7 billion and $1.9 billion, respectively, which represented 81.6% and 100.0%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2017 and is indicative of the interest rate environment as of December 31, 2017, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.7 billion as of December 31, 2017.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We generally enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2017, we have ten interest rate swap agreements in our consolidated portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and Trustees of
Lexington Realty Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lexington Realty Trust and subsidiaries (the "Company") as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows, for the year ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 for the year ended December 31, 2017 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, NY
February 26, 2018
We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholders and Trustees of
Lexington Realty Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP
New York, NY
February 26, 2018

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

(signed) KPMG LLP
New York, New York
February 28, 2017

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2017	2016
Assets:
Real estate, at cost	$3,936,459	$3,533,172
Real estate - intangible assets	599,091	597,294
Investments in real estate under construction	—	106,652
	4,535,550	4,237,118
Less: accumulated depreciation and amortization	1,225,650	1,208,792
Real estate, net	3,309,900	3,028,326
Assets held for sale	2,827	23,808
Cash and cash equivalents	107,762	86,637
Restricted cash	4,394	31,142
Investment in and advances to non-consolidated entities	17,476	67,125
Deferred expenses (net of accumulated amortization of $35,072 in 2017 and $31,095 in 2016)	31,693	33,360
Loans receivable, net	—	94,210
Rent receivable - current	5,450	7,516
Rent receivable – deferred	52,769	31,455
Other assets	20,749	37,888
Total assets	$3,553,020	$3,441,467

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$689,810	$738,047
Revolving credit facility borrowings	160,000	—
Term loans payable, net	596,663	501,093
Senior notes payable, net	495,198	494,362
Trust preferred securities, net	127,196	127,096
Dividends payable	49,504	47,264
Liabilities held for sale	—	191
Accounts payable and other liabilities	38,644	59,601
Accrued interest payable	5,378	6,704
Deferred revenue - including below market leases (net of accumulated accretion of $26,081 in 2017 and $31,309 in 2016)	33,182	39,895
Prepaid rent	16,610	14,723
Total liabilities	2,212,185	2,028,976

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 240,689,081 and 238,037,177 shares issued and outstanding in 2017 and 2016, respectively	24	24
Additional paid-in-capital	2,818,520	2,800,736
Accumulated distributions in excess of net income	(1,589,724)	(1,500,966)
Accumulated other comprehensive income (loss)	1,065	(1,033)
Total shareholders’ equity	1,323,901	1,392,777
Noncontrolling interests	16,934	19,714
Total equity	1,340,835	1,412,491
Total liabilities and equity	$3,553,020	$3,441,467

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2017	2016	2015
Gross revenues:
Rental	$359,832	$398,065	$399,485
Tenant reimbursements	31,809	31,431	31,354
Total gross revenues	391,641	429,496	430,839
Expense applicable to revenues:
Depreciation and amortization	(173,968)	(166,048)	(163,198)
Property operating	(49,194)	(47,355)	(59,655)
General and administrative	(34,158)	(31,104)	(29,276)
Litigation settlement	(2,050)	—	—
Non-operating income	10,378	13,043	11,429
Interest and amortization expense	(77,883)	(88,032)	(89,739)
Debt satisfaction gains (charges), net	6,196	(975)	25,150
Impairment charges and loan losses	(44,996)	(100,236)	(36,832)
Gains on sales of properties	63,428	81,510	23,307
Income before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	89,394	90,299	112,025
Provision for income taxes	(1,917)	(1,439)	(568)
Equity in earnings (losses) of non-consolidated entities	(848)	7,590	1,752
Income from continuing operations	86,629	96,450	113,209
Discontinued operations:
Income from discontinued operations	—	—	109
Provision for income taxes	—	—	(4)
Gains on sales of properties	—	—	1,577
Total discontinued operations	—	—	1,682
Net income	86,629	96,450	114,891
Less net income attributable to noncontrolling interests	(1,046)	(826)	(3,188)
Net income attributable to Lexington Realty Trust shareholders	85,583	95,624	111,703
Dividends attributable to preferred shares – Series C – 6.50% rate	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(226)	(225)	(313)
Net income attributable to common shareholders	$79,067	$89,109	$105,100
Income per common share – basic:
Income from continuing operations	$0.33	$0.38	$0.44
Income from discontinued operations	—	—	0.01
Net income attributable to common shareholders	$0.33	$0.38	$0.45
Weighted-average common shares outstanding – basic	237,758,408	233,633,058	233,455,056
Income per common share – diluted:
Income from continuing operations	$0.33	$0.37	$0.44
Income from discontinued operations	—	—	0.01
Net income attributable to common shareholders	$0.33	$0.37	$0.45
Weighted-average common shares outstanding – diluted	241,537,837	237,679,031	233,751,775
Amounts attributable to common shareholders:
Income from continuing operations	$79,067	$89,109	$103,418
Income from discontinued operations	—	—	1,682
Net income attributable to common shareholders	$79,067	$89,109	$105,100
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2017	2016	2015
Net income	$86,629	$96,450	$114,891
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	2,098	906	(2,343)
Other comprehensive income (loss)	2,098	906	(2,343)
Comprehensive income	88,727	97,356	112,548
Comprehensive income attributable to noncontrolling interests	(1,046)	(826)	(3,188)
Comprehensive income attributable to Lexington Realty Trust shareholders	$87,681	$96,530	$109,360
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2017

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2016	$1,412,491	1,935,400	$94,016	238,037,177	$24	$2,800,736	$(1,500,966)	$(1,033)	$19,714
Redemption of noncontrolling OP units for common shares	—	—	—	140,746	—	584	—	—	(584)
Exercise of employee common share options	478	—	—	151,106	—	478	—	—	—
Issuance of common shares and deferred compensation amortization, net	24,673	—	—	2,360,052	—	24,673	—	—	—
Acquisition of consolidated joint venture partner's equity interest	(7,951)	—	—	—	—	(7,951)	—	—	—
Dividends/distributions	(177,583)	—	—	—	—	—	(174,341)	—	(3,242)
Net income	86,629	—	—	—	—	—	85,583	—	1,046
Other comprehensive income	2,098	—	—	—	—	—	—	2,098	—
Balance December 31, 2017	$1,340,835	1,935,400	$94,016	240,689,081	$24	$2,818,520	$(1,589,724)	$1,065	$16,934

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2017	2016	2015
Cash flows from operating activities:
Net income	$86,629	$96,450	$114,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,561	170,038	167,186
Gains on sales of properties	(63,428)	(81,510)	(24,884)
Debt satisfaction gains, net	(6,305)	(3,562)	(25,240)
Impairment charges and loan losses	44,996	100,236	36,832
Straight-line rents	(19,568)	(37,445)	(46,432)
Other non-cash (income) expense, net	8,093	1,656	3,695
Equity in (earnings) losses of non-consolidated entities	848	(7,590)	(1,752)
Distributions of accumulated earnings from non-consolidated entities, net	403	815	2,056
Unearned contingent acquisition consideration	(3,922)	—	—
Deferred taxes, net	—	59	(77)
Increase (decrease) in accounts payable and other liabilities	(1,141)	(1,657)	4,314
Change in rent receivable and prepaid rent, net	2,922	(1,825)	1,967
Increase in accrued interest payable	16	808	2,438
Other adjustments, net	657	(1,200)	9,936
Net cash provided by operating activities:	227,761	235,273	244,930
Cash flows from investing activities:
Investment in real estate, including intangible assets	(558,571)	(167,797)	(349,926)
Investment in real estate under construction	(83,274)	(132,192)	(137,158)
Capital expenditures	(15,184)	(4,408)	(29,110)
Net proceeds from sale of properties	223,853	370,038	156,461
Net proceeds from sale of non-consolidated investment	6,127	—	—
Principal payments received on loans receivable	139,280	2,214	4,746
Investment in loans receivable	—	—	(10,274)
Investments in and advances to non-consolidated entities, net	(9,898)	(37,240)	(18,900)
Distributions from non-consolidated entities in excess of accumulated earnings	531	8,175	1,728
Payments of deferred leasing costs	(6,526)	(6,558)	(6,681)
Change in escrow deposits and restricted cash	23,720	(21,571)	2,745
Change in real estate deposits	20,826	(20,848)	(1,902)
Net cash used in investing activities	(259,116)	(10,187)	(388,271)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(172,101)	(165,858)	(164,737)
Conversion of convertible notes	—	(672)	(529)
Principal amortization payments	(30,082)	(26,796)	(32,440)
Principal payments on debt, excluding normal amortization	(50,797)	(109,973)	(106,956)
Change in revolving credit facility borrowing, net	160,000	(177,000)	177,000
Payment of developer liabilities	—	(4,016)	—
Payments of deferred financing costs	(2,124)	(1,842)	(9,336)
Proceeds of mortgages and notes payable	45,400	254,650	190,843
Proceeds from term loans	95,000	—	—
Change in restricted cash	1,573	—	(1,573)
Cash distributions to noncontrolling interests	(3,242)	(3,404)	(3,688)
Purchase/redemption of a noncontrolling interest	(7,951)	—	(4,022)
Repurchase of common shares	—	(8,973)	(18,431)
Issuance of common shares, net	16,804	12,186	19,382
Net cash provided by (used in) financing activities	52,480	(231,698)	45,513
Change in cash and cash equivalents	21,125	(6,612)	(97,828)
Cash and cash equivalents, at beginning of year	86,637	93,249	191,077
Cash and cash equivalents, at end of year	$107,762	$86,637	$93,249
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company

Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland statutory real estate investment trust (“REIT”) that owns a diversified portfolio of equity investments in single-tenant commercial properties.
As of December 31, 2017, the Company had equity ownership interests in approximately 175 consolidated properties located in 37 states. The properties in which the Company has an interest are primarily net-leased to tenants in various industries.
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
The Company is the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities. LCIF, which is consolidated and in which the Company has an approximate 96% interest, is a VIE. See the consolidated financial statements of LCIF included within this Annual Report.
The Company had a joint venture limited partnership that owned the Lake Jackson, Texas property, with a developer which was a consolidated VIE. In 2017, upon the closeout of the build-to-suit project, the developer earned notional capital of $7,951, which was simultaneously redeemed by the limited partnership for $7,951. The Company treated the payment as a reduction in shareholders equity in accordance with ASC 810-10-45-23. As of December 31, 2017, the limited partnership, which is still consolidated, is wholly-owned by the Company and no longer a VIE.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of December 31, 2017 and 2016, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the Consolidated Balance Sheets as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Real estate, net	$682,587	$778,265
Total assets	$766,025	$899,801
Mortgages and notes payable, net	$212,792	$364,099
Total liabilities	$226,331	$395,332
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
The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions. Management generally retains a third party to assist in the allocations.
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

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets. Commencing January 1, 2015, the operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations only if the sale of these assets represents a strategic shift in operations; if not, the operating results are included in continuing operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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
Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow by lenders.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2017, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Segment Reporting. The Company operates generally in one industry segment, single-tenant real estate assets.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard as leases are excluded from ASU 2014-09. The Company expects that it may be impacted upon adoption of ASU 2014-09 in its recognition of non-lease revenue, non-lease components of revenue from lease agreements (upon adoption of ASU 2016-02) and the timing of its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control and the buyer having the ability to direct the use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. As a result, the Company generally expects that the new guidance may result in transactions qualifying as sales of real estate at an earlier date than under current accounting guidance. The Company believes the impact would be limited to the timing and income statement presentation of revenue and not the total amount of revenue recognized over time. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach, and, as the majority of the Company’s revenue is from rental income related to leases, the Company does not believe the ASU will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for the Company's future obligations under its ground lease arrangements for which the Company is the lessee. From a lessor perspective, the Company expects that lease components will primarily be recognized on a straight-line basis over the lease term. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, ASU 2016-02 will require that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2016-02 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years; however, early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted this guidance effective January 1, 2018. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. Upon adoption, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Company's consolidated statement of cash flows for all periods presented. Upon adoption, separate line items showing changes in restricted cash balances will be eliminated from the Company's consolidated statement of cash flows. The Company adopted this guidance effective January 1, 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Company adopted this guidance effective January 1, 2018. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate.  The ASU requires the Company to measure at fair value any retained interest in a partial sale of real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The Company adopted ASU 2017-05 effective January 1, 2018 and it is not expected to have a material impact on its consolidated financial statements.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2017:

	2017	2016	2015
BASIC
Income from continuing operations attributable to common shareholders	$79,067	$89,109	$103,418
Income from discontinued operations attributable to common shareholders	—	—	1,682
Net income attributable to common shareholders	$79,067	$89,109	$105,100
Weighted-average number of common shares outstanding	237,758,408	233,633,058	233,455,056
Income per common share:
Income from continuing operations	$0.33	$0.38	$0.44
Income from discontinued operations	—	—	0.01
Net income attributable to common shareholders	$0.33	$0.38	$0.45

	2017	2016	2015
DILUTED:
Income from continuing operations attributable to common shareholders	$79,067	$89,109	$103,418
Impact of assumed conversions	147	(159)	—
Income from continuing operations attributable to common shareholders	79,214	88,950	103,418
Income from discontinued operations attributable to common shareholders	—	—	1,682
Impact of assumed conversions:	—	—	—
Income from discontinued operations attributable to common shareholders	—	—	1,682
Net income attributable to common shareholders	$79,214	$88,950	$105,100

Weighted-average common shares outstanding - basic	237,758,408	233,633,058	233,455,056
Effect of dilutive securities:
Share options	86,285	230,352	296,719
Operating Partnership Units	3,693,144	3,815,621	—
Weighted-average common shares outstanding - diluted	241,537,837	237,679,031	233,751,775

Income per common share:
Income from continuing operations	$0.33	$0.37	$0.44
Income from discontinued operations	—	—	0.01
Net income attributable to common shareholders	$0.33	$0.37	$0.45
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(4)	Investments in Real Estate and Real Estate Under Construction
The Company's real estate, net, consists of the following at December 31, 2017 and 2016:

	2017	2016
Real estate, at cost:
Buildings and building improvements	$3,476,022	$3,050,082
Land, land estates and land improvements	456,134	472,394
Fixtures and equipment	84	5,577
Construction in progress	4,219	5,119
Real estate intangibles:
In-place lease values	461,624	436,185
Tenant relationships	97,223	113,839
Above-market leases	40,244	47,270
Investments in real estate under construction	—	106,652
	4,535,550	4,237,118
Accumulated depreciation and amortization(1)	(1,225,650)	(1,208,792)
Real estate, net	$3,309,900	$3,028,326

(1)
Includes accumulated amortization of real estate intangible assets of $334,681 and $363,861 in 2017 and 2016, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $31,401 in 2018, $26,578 in 2019, $23,360 in 2020, $22,211 in 2021 and $20,951 in 2022.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $23,308 and $28,416, respectively as of December 31, 2017 and 2016. The estimated accretion for the next five years is $1,526 in 2018, $1,261 in 2019, $1,235 in 2020, $1,143 in 2021 and $1,113 in 2022.
The Company completed the following acquisitions and build-to-suit transactions during 2017 and 2016:
2017:

							Real Estate Intangibles
Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below Market Lease Intangible
Office	Lake Jackson, TX(1)	January 2017	$70,401	10/2036	$3,078	$67,323	$—	$—
Industrial	New Century, KS	February 2017	12,056	01/2027	—	13,198	1,648	(2,790)
Industrial	Lebanon, IN	February 2017	36,194	01/2024	2,100	29,443	4,651	—
Office	Charlotte, NC	April 2017	61,339	04/2032	3,771	47,064	10,504	—
Industrial	Cleveland, TN	May 2017	34,400	03/2024	1,871	29,743	2,786	—
Industrial	Grand Prairie, TX	June 2017	24,317	03/2037	3,166	17,985	3,166	—
Industrial	San Antonio, TX	June 2017	45,507	04/2027	1,311	36,644	7,552	—
Industrial	Opelika, AL	July 2017	37,269	05/2042	134	33,183	3,952	—
Industrial	McDonough, GA	August 2017	66,700	01/2028	5,441	52,762	8,497	—
Industrial	Byhalia, MS	September 2017	36,590	09/2027	1,751	31,236	3,603	—
Industrial	Jackson, TN	September 2017	57,920	10/2027	1,454	49,026	7,440	—
Industrial	Smyrna, TN	September 2017	104,890	04/2027	1,793	93,940	9,157	—
Industrial	Lafayette, IN	October 2017	17,450	09/2024	662	15,578	1,210	—
Industrial	Romulus, MI	November 2017	38,893	08/2032	2,438	33,786	2,669	—
Industrial	Warren, MI	November 2017	46,955	10/2032	972	42,521	3,462	—
Industrial	Winchester, VA	December 2017	36,700	12/2031	1,988	32,501	2,211	—
			$727,581		$31,930	$625,933	$72,508	$(2,790)

Weighted-average life of intangible assets (years)							12.2	14.9

(1)	Completed the construction of the final building of a four-building project. Initial cost basis excludes developer partner payout of $7,951 (see Note 2)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

2016:

							Real Estate Intangibles
Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value	Below Market Lease
Industrial	Detroit, MI	January 2016	$29,697	10/2035	$1,133	$25,009	$3,555	$—
Industrial	Anderson, SC	June 2016	61,347	06/2036	4,663	45,011	11,673	—
Industrial	Wilsonville, OR	September 2016	43,100	10/2032	6,815	32,380	5,920	(2,015)
Office	Lake Jackson, TX	November 2016	78,484	10/2036	4,357	74,127	—	—
Industrial	Romeoville, IL	December 2016	52,700	10/2031	7,524	40,167	5,009	—
Industrial	Edwardsville, IL	December 2016	44,800	09/2026	4,593	34,251	5,956	—
			$310,128		$29,085	$250,945	$32,113	$(2,015)

Weighted-average life of intangible assets (years)							16.6	16.1

The Company recognized aggregate acquisition and pursuit expenses of $2,171 and $836 in 2017 and 2016, respectively, which are included in property operating expenses within the Company's Consolidated Statements of Operations.

From time to time, the Company is engaged in various forms of build-to-suit development activities. As of December 31, 2017, the Company had no development arrangements outstanding. As of December 31, 2016, the Company's aggregate investment in development arrangements was $106,652, which included $3,442 of capitalized interest and is presented as investments in real estate under construction in the accompanying Consolidated Balance Sheets. During 2017, the Company recognized $3,922 in non-operating income on the Company's Consolidated Statement of Operations due to the write-off of contingent consideration relating to a 2015 build-to-suit project that was not required to be paid by the Company.

(5)	Property Dispositions and Real Estate Impairment

For the years ended December 31, 2017, 2016 and 2015, the Company disposed of its interests in certain properties generating aggregate net proceeds of $223,853, $370,038 and $156,461, respectively, which resulted in gains on sales of $63,428, $81,510 and $24,884, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recognized net debt satisfaction gains (charges) relating to properties ultimately sold of $5,938, $(532) and $21,498, respectively. The results of operations for properties disposed of in 2017 and 2016, that were not classified as held for sale as of December 31, 2015, are included within continuing operations in the consolidated financial statements. At December 31, 2017 and 2016, the Company had one and two properties, respectively, classified as held for sale.

Assets and liabilities of held for sale properties as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Assets:
Real estate, at cost	$2,827	$25,957
Real estate, intangible assets	—	7,789
Accumulated depreciation and amortization	—	(13,346)
Rent receivable - deferred	—	1,715
Other	—	1,693
	$2,827	$23,808
Liabilities:
Other	$—	$191
	$—	$191

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
As a result, during 2017, 2016 and 2015, the Company recognized impairment charges of $39,702, $100,195 and $36,832 on assets that were sold, impaired prior to sale or held for use. The 2016 impairment charges include an aggregate impairment charge of $65,500 recognized on the sale of three land investments in New York, New York.

(6)	Loans Receivable

As of December 31, 2017, all of the Company's loans receivable were fully satisfied. As of December 31, 2016, the Company's loans receivable were comprised primarily of mortgage loans on real estate.
The following is a summary of the Company's loans receivable as of December 31, 2016:

	Loan carrying-value(1)
Loan	12/31/2016	Interest Rate	Maturity Date
Kennewick, WA(2)	$85,709	9.00%	05/2022
Oklahoma City, OK(3)	8,501	11.50%	03/2016
	$94,210

(1)	Loan carrying value included accrued interest and was net of origination costs, if any.

(2)
Loan provided for a current pay rate of 8.75%, an accrual rate of 9.0% and a balloon of $87,245 at maturity. During 2017, the loan was assigned to a third party for 94% of its principal balance. The Company recognized a $5,294 loan loss on the transaction.

(3)
In June 2015, the Company loaned a tenant-in-common $8,420. The loan was secured by the tenant-in-common's interest in an office property, in which the Company had a 40% tenant-in-common interest. The loan was satisfied in full in February 2017. The Company incurred professional fees of $376 to collect this loan. Such fees are included in general and administrative expenses on the Company's Consolidated Statements of Operations for the year ended December 31, 2017.

(7)	Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,065	$—	$1,065	$—
Impaired real estate assets*	$7,829	$—	$—	$7,829

		Fair Value Measurements Using
Description	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$44	$—	$44	$—
Impaired real estate assets*	$15,801	$—	$—	$15,801
Interest rate swap liabilities	$(1,077)	$—	$(1,077)	$—
*Represents a non-recurring fair value measurement determined during the respective years.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$—	$—	$94,210	$94,911

Liabilities
Debt	$2,068,867	$2,013,226	$1,860,598	$1,814,824

The majority of the inputs used to value the Company's interest rate swap assets (liabilities) fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap assets (liabilities) utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2017 and 2016, the Company determined that the credit valuation adjustment relative to the overall interest rate swap assets (liabilities) is not significant. As a result, all interest rate swap assets (liabilities) have been classified in Level 2 of the fair value hierarchy.

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

The fair value of the Company's debt is primarily estimated utilizing Level 3 inputs by using a discounted cash flow analysis, based upon estimates of market interest rates. The Company determines the fair value of its Senior Notes using market prices. The inputs used in determining the fair value of these notes are categorized as Level 1 due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized as Level 2 if trading volumes are low.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(8)	Investment in and Advances to Non-Consolidated Entities
As of December 31, 2017, the Company had ownership interests ranging from 15% to 25% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $96,603 at December 31, 2017 (the Company's proportionate share was $20,886). In addition, in 2017, the Company formed a non-consolidated joint venture with a developer to pursue industrial build-to-suit opportunities. The Company's initial contribution of $5,831 was used to acquire a 151-acre parcel of developable land.
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
During 2017, the Company recognized an impairment charge of $3,512 on its investment in a retail property in Palm Beach Gardens, Florida due to the bankruptcy of its tenant. This impairment charge reduced the Company's investment balance to zero.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of December 31, 2017, the Company had a 25% equity interest in the joint venture. The joint venture completed the project during 2016 for a total construction cost of $79,964. The Company was contractually obligated to provide construction financing to the joint venture up to $56,686. During 2017, the Company received $49,085 in full satisfaction of the construction financing from the proceeds of a $50,000 third-party financing.
LRA earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $807, $693 and $223 for the years ended December 31, 2017, 2016 and 2015.

(9)	Mortgages and Notes Payable
The Company had the following mortgages and notes payable outstanding as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Mortgages and notes payable	$697,068	$745,173
Unamortized debt issuance costs	(7,258)	(7,126)
	$689,810	$738,047
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at December 31, 2017 and the mortgages and notes payable mature between 2018 and 2036. Interest rates, including imputed rates, ranged from 2.2% to 7.8% at December 31, 2016. The weighted-average interest rate at December 31, 2017 and 2016 was approximately 4.6%.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In 2017, the Company's unsecured credit agreement with KeyBank National Association, as agent, was amended to, among other things, increase the overall facility to $1,105,000. With lender approval, the Company can increase the size of the amended facility to an aggregate of $2,010,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$300,000 Term Loan(2)(4)	August 2020	LIBOR + 1.10%
$300,000 Term Loan(3)(4)	January 2021	LIBOR + 1.10%

(1)
Increased from $400,000. Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At December 31, 2017, the revolving credit facility had $160,000 borrowings outstanding and availability of $345,000, subject to covenant compliance.

(2)
Increased from $250,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. The Company has aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on $250,000 of the $300,000 outstanding LIBOR-based borrowings.

(3)
Increased from $255,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. The Company has aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255,000 of the $300,000 outstanding LIBOR-based borrowings.

(4)	The aggregate unamortized debt issuance costs for the term loans were $3,337 and $3,907 as of December 31, 2017 and 2016, respectively.

The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which the Company was in compliance with at December 31, 2017.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.
Scheduled principal and balloon payments for mortgages, notes payable, credit facility borrowings and term loans for the next five years and thereafter are as follows:

Year ending December 31,	Total
2018	$35,940
2019	270,448
2020	355,147
2021	340,465
2022	30,120
Thereafter	424,948
1,457,068
Unamortized debt discounts	(10,595)
$1,446,473

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), net, of $258, $(7) and $4,128 for the years ended December 31, 2017, 2016 and 2015, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $1,174, $4,933 and $6,062 in interest for the years ended 2017, 2016 and 2015, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(10)	Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2017 and 2016:

Issue Date	December 31, 2017	December 31, 2016	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized debt discount	(1,507)	(1,780)
Unamortized debt issuance cost	(3,295)	(3,858)
	$495,198	$494,362
Each series of the Senior Notes is unsecured and pays interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes paid interest semi-annually in arrears and were scheduled to mature in January 2030. The notes were fully satisfied/converted in 2016. During 2016 and 2015, $12,400 and $3,828 aggregate principal amount of the notes were converted for 1,892,269 and 519,664 common shares and an aggregate cash payment of $672 and $529 plus accrued and unpaid interest, respectively. The Company recognized aggregate debt satisfaction charges of $436 and $476, during 2016 and 2015, respectively, relating to the conversions.

During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and thereafter bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at December 31, 2017 was 3.078%. As of December 31, 2017 and 2016, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,924 and $2,024, respectively, of unamortized debt issuance costs.

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	629,120
629,120
Unamortized debt discounts	(1,507)
Unamortized debt issuance costs	(5,219)
$622,394

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during 2017, 2016 and 2015.

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the aggregate $505,000 term loans. During the next 12 months, the Company estimates that an additional $1,023 will be reclassified as a decrease to interest expense if the swaps remain outstanding.

As of December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2017 and 2016.

	As of December 31, 2017		As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Asset	Other Assets	$1,065	Other Assets	$44
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$—	Accounts Payable and Other Liabilities	$(1,077)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2017 and 2016:

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative (Effective Portion) December 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) December 31,
Hedging Relationships	2017	2016		2017	2016
Interest Rate Swap	$1,168	$(3,084)	Interest expense	$930	$3,990

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2017, the Company had not posted any collateral related to the agreements.

(12)     Leases
Lessor:
Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2018	$354,240
2019	333,463
2020	304,651
2021	284,114
2022	265,346
Thereafter	2,114,450
$3,656,264
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2018	$4,330
2019	3,887
2020	3,886
2021	3,829
2022	3,893
Thereafter	28,727
$48,552
Rent expense for the leasehold interests was $690, $987 and $868 in 2017, 2016 and 2015, respectively.
The Company leases its corporate headquarters. The lease expires March 2026. The Company is responsible for its proportionate share of operating expenses and real estate taxes above a base year. In addition, the Company leases office space for its regional offices. The minimum lease payments for the Company's offices are $1,298 for 2018, $1,294 for 2019, $1,297 for 2020, $1,325 for 2021 and $1,336 for 2022 and $4,238 thereafter. Rent expense for 2017, 2016 and 2015 was $1,256, $1,242 and $1,435, respectively.

(13)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2017, 2016 and 2015, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(14)	Equity
Shareholders' Equity:

During 2016 and 2015, the Company issued 577,823 and 2,266,191 common shares, respectively, under its direct share purchase plan, which includes a dividend reinvestment component, raising net proceeds of approximately $4,115 and $20,797 respectively. In 2017, no shares were issued under this plan. During 2013, the Company implemented, and in 2016, the Company updated, its At-The-Market offering program under which the Company may issue up to $125,000 in common shares over the term of this program. During 2017 and 2016, the Company issued 1,593,603 and 976,109 common shares, respectively, under this program and generated aggregate gross proceeds of $17,362 and $10,498, respectively. No shares were sold under this program in 2015. The proceeds from these issuances were primarily used for general working capital, to fund investments and retire indebtedness.
The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”), outstanding at December 31, 2017. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2017, each share is currently convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.
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
During 2017, 2016 and 2015, the Company issued 835,234, 1,084,835 and 860,730 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria (see note 15).
In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. This share repurchase program has no expiration date. During 2016, the Company repurchased 1,184,113 common shares at an average gross price of $7.56 per common share under this share repurchase program. No shares were repurchased in 2017.
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Twelve months ended December 31,
	2017	2016
Balance at beginning of period	$(1,033)	(1,939)
Other comprehensive income (loss) before reclassifications	1,168	(3,084)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	930	3,990
Balance at end of period	$1,065	(1,033)

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

During 2017, 2016 and 2015, 140,746, 48,549 and 32,780 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $584, $210 and $165, respectively.

As of December 31, 2017, there were approximately 3,223,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2017	2016	2015
Net income attributable to Lexington Realty Trust shareholders	$85,583	$95,624	$111,703
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	584	210	165
Change from net income attributable to shareholders and transfers from noncontrolling interests	$86,167	$95,834	$111,868

In July 2015, the Company acquired a consolidated joint venture partner's interest in an office property in Philadelphia, Pennsylvania for $4,022 raising the Company's equity ownership in the office property to 100.0%.

(15)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. No common share options were issued in 2017, 2016 and 2015. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vested 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vested 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) was $8.00 or higher and vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE was $10.00 or higher, and (2) terminate on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options is exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

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

The Company recognized compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. All deferred compensation costs relating to the outstanding options were fully amortized by December 31, 2015. The intrinsic value of an option is the amount by which the market value of the underlying common share at the date the option is exercised exceeds the exercise price of the option. No options were exercised in 2015 and the total intrinsic value of options exercised for the years ended December 31, 2017 and 2016 were $1,064 and $2,856, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2014 and 2015	1,350,410	$7.05
Exercised	(944,169)	7.17
Balance at December 31, 2016	406,241	6.78
Exercised	(271,451)	6.48
Balance at December 31, 2017	134,790	$7.39
As of December 31, 2017, the aggregate intrinsic value of options that were outstanding and exercisable was $305.
Non-vested share activity for the years ended December 31, 2017 and 2016, is as follows:

	Number of Shares	Weighted-Average Value Per Share
Balance at December 31, 2015	2,369,350	$9.55
Granted	1,034,019	5.23
Vested	(252,059)	10.13
Balance at December 31, 2016	3,151,310	8.09
Granted	777,900	6.83
Vested	(161,912)	8.90
Balance at December 31, 2017	3,767,298	$7.79

During 2017 and 2016, the Company granted common shares to certain employees and trustees as follows:

	2017	2016
Performance Shares(1)
Shares issued:
Index - 1Q	106,706	404,466
Peer - 1Q	106,705	404,463
Index - 2Q	163,466	—
Peer - 2Q	163,463	—

Grant date fair value per share:(2)
Index - 1Q	$6.82	$4.53
Peer - 1Q	$6.34	$4.58
Index - 2Q	$4.05	$—
Peer - 2Q	$4.27	$—

Non-Vested Common Shares:(3)
Shares issued	237,560	225,090
Grant date fair value	$2,551	$1,724

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

In addition, during 2017, 2016 and 2015, the Company issued 57,334, 50,816, and 48,051, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $596, $427, and $468, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

As of December 31, 2017, of the remaining 3,767,298 non-vested shares, 1,769,503 are subject to time-based vesting and 1,997,795 are subject to performance-based vesting. At December 31, 2017, there are 4,978,802 awards available for grant. The Company has $8,707 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 2.5 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2017 and 2016, there were 427,531 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $439, $357 and $333 of contributions are applicable to 2017, 2016 and 2015, respectively.
During 2017, 2016 and 2015, the Company recognized $8,333, $8,415 and $8,201, respectively, in expense relating to scheduled vesting and issuance of common share grants.

(16)	Related Party Transactions
The Company has an indemnity obligation to Vornado Realty Trust ("VNO"), one of its significant shareholders, with respect to actions by the Company that affect Vornado Realty Trust's status as a REIT.
All related party acquisitions, sales and loans are approved by the independent members of the Company's Board of Trustees or the Audit Committee.
The Company leased a property to an entity in which VNO, a significant shareholder, has an interest. During 2017, 2016 and 2015, the Company recognized $234, $236 and $255, respectively, in rental revenue from this property. This property was sold in 2017. The Company leases its corporate office from an affiliate of Vornado Realty Trust. Rent expense for this property was $1,179, $1,176 and $1,323 in 2017, 2016 and 2015, respectively.
In connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture investment in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provides that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds. During 2017, USCIS approved the project, and the guaranty terminated by its terms.
In addition, the Company obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina owned by LCIF. The Company reimbursed the Chairman's affiliate approximately $105 for its expenses and paid a $120 structuring fee to the Chairman's affiliate. The loan may be increased to $12,000 upon certain events.

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
The Company's provision for income taxes for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	2017	2016	2015
Current:
Federal	$(107)	$(140)	$—
State and local	(1,810)	(1,299)	(645)
NOL utilized	—	59	—
Deferred:
Federal	—	(44)	59
State and local	—	(15)	18
	$(1,917)	$(1,439)	$(568)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2017	2016	2015
Federal provision at statutory tax rate (34%)	$(182)	$(154)	$65
State and local taxes, net of federal benefit	(40)	(30)	12
Other	(1,695)	(1,255)	(645)
	$(1,917)	$(1,439)	$(568)

For the years ended December 31, 2017, 2016 and 2015, the “other” amount is comprised primarily of state franchise taxes of $1,598, $1,252 and $679, respectively.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2017, is as follows:

	2017	2016	2015
Total dividends per share	$0.700	$0.685	$0.68
Ordinary income	59.93%	96.73%	63.07%
Qualifying dividend	0.15%	0.22%	—
Capital gain	—	—	—
Return of capital	39.92%	3.05%	36.93%
	100.00%	100.00%	100.00%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2017, is as follows:

	2017	2016	2015
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	99.75%	99.78%	100.00%
Qualifying dividend	0.25%	0.22%	—
Capital gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

(18)	Commitments and Contingencies

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
The lender claimed that the Company's limited guaranty was triggered due to the merger of Newkirk Realty Trust, Inc. and Lexington Corporate Properties Trust on December 31, 2006, arguing that it constituted an event of default because it was a transfer that was not permitted by the loan agreement. The limited guaranty provided that the guarantor's liability for the guaranteed obligations shall not exceed $10,000.  The Company filed a motion to dismiss, which was generally denied. The parties conducted discovery consisting of document production. A mediation was held on October 5, 2017. As a result of discussions, following the mediation, a settlement agreement was executed and the Company made a $2,050 payment in full settlement of the lender's claims. The action was subsequently dismissed.
The lender also brought a foreclosure action against the property owner subsidiary. A foreclosure sale was held September 13, 2016 and the lender acquired the property for a nominal amount.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2017, the Company incurred $2,255 in legal costs relating to this litigation, which are included in general and administrative expense on the Company's consolidated statement of operations.
Other. As of December 31, 2017, four of the Company's executive officers had employment contracts and were entitled to severance benefits upon termination by the Company without cause or termination by the executive officer with good reason, in each case, as defined in the employment contract. The employment agreements expired in January 2018. In January 2018, the Company adopted an executive severance policy and entered into related agreements with certain of its executive officers whereby the Company's executives are entitled to severance benefits upon substantially similar events. Also, in January 2018, the Company entered into retirement agreements with two of the four executive officers that had employment contracts. One of the retirement agreements provides for contingent payments, not to exceed $795, in future years upon the receipt of certain incentive fees by the Company, if any.

(19)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2017, 2016 and 2015, the Company paid $75,069, $87,692 and $88,725, respectively, for interest and $2,340, $1,240 and $741, respectively, for income taxes.

During 2017, 2016 and 2015, the Company conveyed its interests in certain properties to its lenders in full satisfaction of the $12,616, $21,582 and $47,528, respectively, non-recourse mortgage notes payable. In addition, during 2016 and 2015, the Company sold its interests in certain properties, which included the assumption by the buyers of the related non-recourse mortgage debt in the aggregate amount of $242,269 and $55,000, respectively.

(20)    Unaudited Quarterly Financial Data

	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Total gross revenues	$96,099	$95,684	$97,689	$102,169
Net income	$42,220	$7,365	$5,596	$31,448
Net income attributable to common shareholders	$40,397	$5,519	$3,916	$29,235
Net income attributable to common shareholders - basic per share	$0.17	$0.02	$0.02	$0.12
Net income attributable to common shareholders - diluted per share	$0.17	$0.02	$0.02	$0.12

	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Total gross revenues	$111,277	$116,912	$105,981	$95,326
Net income (loss)	$50,453	$56,680	$(27,612)	$16,929
Net income (loss) attributable to common shareholders	$47,781	$53,875	$(26,975)	$14,391
Net income (loss) attributable to common shareholders - basic per share	$0.21	$0.23	$(0.12)	$0.06
Net income (loss) attributable to common shareholders - diluted per share	$0.20	$0.23	$(0.12)	$0.06

The sum of the quarterly income (loss) attributable to common shareholders and per common share amounts may not equal the full year amounts primarily because the computations of amounts allocated to participating securities and the weighted-average number of common shares of the Company outstanding for each quarter and the full year are made independently.

(21)	Subsequent Events

Subsequent to December 31, 2017 and in addition to disclosures elsewhere in the financial statements, the Company sold two office properties for $21,000.

Report of Independent Registered Public Accounting Firm
To the Partners of
Lepercq Corporate Income Fund L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lepercq Corporate Income Fund L.P. and subsidiaries (the "Partnership") as of December 31, 2017, and the related consolidated statements of operations, changes in partners’ capital, and cash flows, for the year ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 for the year ended December 31, 2017 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, NY
February 26, 2018
We have served as the Partnership's auditor since 2017.

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

(signed) KPMG LLP
New York, New York
February 28, 2017

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except unit data)
As of December 31,

	2017	2016
Assets:
Real estate, at cost	$794,242	$731,202
Real estate - intangible assets	116,861	104,761
Investment in real estate under construction	—	40,443
	911,103	876,406
Less: accumulated depreciation and amortization	233,121	236,930
Real estate, net	677,982	639,476
Cash and cash equivalents	50,900	52,031
Restricted cash	932	1,545
Investment in and advances to non-consolidated entities	6,477	5,526
Deferred expenses (net of accumulated amortization of $5,878 in 2017 and $4,910 in 2016)	6,326	5,070
Rent receivable - current	365	358
Rent receivable - deferred	22,529	17,449
Related party advances, net	—	5,967
Other assets	2,202	1,182
Total assets	$767,713	$728,604

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$212,792	$169,212
Co-borrower debt	157,789	146,404
Related party advances, net	2,422	—
Accounts payable and other liabilities	8,748	3,559
Accrued interest payable	691	673
Deferred revenue - including below market leases (net of accumulated accretion of $355 in 2017 and $3,180 in 2016)	804	1,003
Distributions payable	14,952	16,916
Prepaid rent	3,233	3,214
Total liabilities	401,431	340,981

Commitments and contingencies
Partners' capital	366,282	387,623
Total liabilities and partners' capital	$767,713	$728,604

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except unit data)
Years ended December 31,

	2017	2016	2015
Gross revenues:
Rental	$74,707	$115,403	$117,847
Tenant reimbursements	8,066	8,766	10,154
Total gross revenues	82,773	124,169	128,001
Expense applicable to revenues:
Depreciation and amortization	(37,266)	(34,264)	(30,651)
Property operating	(12,516)	(14,414)	(17,046)
General and administrative	(6,721)	(9,570)	(8,541)
Non-operating income	386	299	531
Interest and amortization expense	(15,969)	(27,313)	(29,269)
Debt satisfaction charges, net	—	(7,388)	(33)
Impairment charges	(12,061)	(72,072)	(787)
Gains on sales of properties	4,491	36,380	—
Income (loss) before provision for income taxes and equity in earnings of non-consolidated entities	3,117	(4,173)	42,205
Provision for income taxes	(34)	(72)	(48)
Equity in earnings of non-consolidated entities	476	324	158
Net income (loss)	$3,559	$(3,921)	$42,315
Net income (loss) per unit	$0.04	$(0.05)	$0.58
Weighted-average units outstanding	82,537,628	83,241,396	72,615,795

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
($000, except unit amounts)
Year ended December 31,

	Units	Partners' Capital
Balance December 31, 2014	70,682,266	$432,041
Changes in co-borrower debt	—	(64,139)
Issuance of units	12,559,130	112,286
Distributions	—	(60,846)
Net Income	—	42,315
Balance December 31, 2015	83,241,396	461,657
Changes in co-borrower debt	—	(3,298)
Distributions	—	(66,815)
Net Loss	—	(3,921)
Balance December 31, 2016	83,241,396	387,623
Changes in co-borrower debt	—	168,615
Redemption of OP units	(2,675,785)	(129,990)
Distributions	—	(63,525)
Net Income	—	3,559
Balance December 31, 2017	80,565,611	$366,282

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Year ended December 31,

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,559	$(3,921)	$42,315
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,356	34,660	31,145
Gains on sales of properties	(4,491)	(36,380)	—
Debt satisfaction charges, net	—	4,733	33
Impairment charges	12,061	72,072	787
Straight-line rents	(4,499)	(26,891)	(35,962)
Other non-cash income, net	(603)	(1,914)	(2,190)
Equity in earnings of non-consolidated entities	(476)	(324)	(158)
Distributions of accumulated earnings from non-consolidated entities	408	324	150
Change in accounts payable and other liabilities	397	(2,180)	1,129
Change in rent receivable and prepaid rent, net	12	(710)	(316)
Change in accrued interest payable	18	(269)	(215)
Other adjustments, net	126	(293)	1,692
Net cash provided by operating activities	43,868	38,907	38,410
Cash flows from investing activities:
Investment in real estate, including intangible assets	(71,272)	(52,700)	(152,000)
Investment in real estate under construction	(20,894)	(31,220)	(20,699)
Capital expenditures	(4,277)	(1,466)	(6,295)
Net proceeds from sale of properties	17,847	238,891	—
Investment in loan receivable	—	—	(318)
Principal payments received on loans receivable	—	—	3,480
Investments in and advances to non-consolidated entities	(1,737)	(81)	(1,683)
Distributions from non-consolidated entities in excess of accumulated earnings	854	478	503
Payments of deferred leasing costs	(2,474)	(1,156)	(1,553)
Real estate deposits	(40)	(28)	—
Change in restricted cash	613	912	(843)
Net cash provided by (used in) investing activities	(81,380)	153,630	(179,408)
Cash flows from financing activities:
Distributions to partners	(65,489)	(67,113)	(19,741)
Principal amortization payments	(1,054)	(1,311)	(1,454)
Principal payments on debt, excluding normal amortization	—	(23,934)	(28,626)
Proceeds of mortgages and notes payable	45,400	—	139,193
Related party note payment	—	—	(8,250)
Co-borrower debt borrowings (payments), net	180,000	(58,000)	—
Payments of deferred financing costs	(875)	(79)	(1,281)
Related party advances, net	8,389	(9,199)	71,959
Redemption of OP units	(129,990)	—	—
Net cash provided by (used in) financing activities	36,381	(159,636)	151,800
Change in cash and cash equivalents	(1,131)	32,901	10,802
Cash and cash equivalents, at beginning of year	52,031	19,130	8,328
Cash and cash equivalents, at end of year	$50,900	$52,031	$19,130

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)    The Partnership

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership is an operating partnership subsidiary of Lexington. As of December 31, 2017, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner owned approximately 96.0% of the outstanding units of the Partnership. As of December 31, 2017, the Partnership had equity ownership interests in 32 consolidated real estate properties located in 20 states. The properties in which the Partnership has an interest are primarily net-leased to tenants in various industries.

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

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for Lexington shares of beneficial interests, par value $0.0001 per share classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not otherwise mandatorily redeemable by the Partnership. As of December 31, 2017, Lexington's common shares had a closing price of $9.65 per share. The estimated fair value of these units was $35,021, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $63,525 ($0.77 per weighted average unit), $66,815 ($0.80 per weighted-average unit) and $60,846 ($0.84 per weighted-average unit) to its partners during the years ended December 31, 2017, 2016 and 2015, respectively.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. The Partnership also estimates costs to execute similar leases including leasing commissions. The Partnership's management generally retains a third party to assist in the allocations.

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

Income Taxes. Because the Partnership is a limited partnership, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the Consolidated Financial Statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred. The Partnership does not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2017 and 2016.

Cash and Cash Equivalents. The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow by lenders.

Co-borrower Debt. The Partnership is subject to ASC 405-40, which requires recognition of obligations as to which it is a co-borrower as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors.
Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Partnership has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Partnership's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2017, the Partnership was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
Segment Reporting. The Partnership operates generally in one industry segment, single-tenant real estate assets.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Recently Issued Accounting Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Partnership’s revenue-producing contracts are primarily leases that are not within the scope of this standard as leases are excluded from ASU 2014-09. The Partnership expects that it may be impacted in its recognition of non-lease revenue, non-lease components of revenue from lease agreements (upon adoption of ASU 2016-02) and the timing of its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control and the buyer having the ability to direct the use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. As a result, the Partnership generally expects that the new guidance may result in transactions qualifying as sales of real estate at an earlier date than under current accounting guidance. The Partnership believes the impact would be limited to the timing and income statement presentation of revenue and not the total amount of revenue recognized over time. The Partnership adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. As the majority of the Partnership’s revenue is from rental income related to leases, the Partnership does not believe the ASU will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for the Partnership's future obligations under its ground lease arrangements for which the Partnership is the lessee. From a lessor perspective, the Partnership expects that lease components will primarily be recognized on a straight-line basis over the lease term. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, ASU 2016-02 will require that the Partnership capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2016-02 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Partnership expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years; however, early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Partnership adopted this guidance effective January 1, 2018. The Partnership does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. Upon adoption, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Partnership's consolidated statement of cash flows for all periods presented. Upon adoption, separate line items showing changes in restricted cash balances will be eliminated from the Partnership's consolidated statement of cash flows. The Partnership adopted this guidance effective January 1, 2018.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Partnership expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Partnership adopted this guidance effective January 1, 2018. The Partnership does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate. The ASU requires the Partnership to measure at fair value any retained interest in a partial sale of real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The Partnership adopted ASU 2017-05 effective January 1, 2018 and it is not expected to have a material impact on its consolidated financial statements.
(3)     Investments in Real Estate and Real Estate Under Construction
The Partnership's real estate, net, consists of the following at December 31, 2017 and 2016:

	2017	2016
Real estate, at cost:
Buildings and building improvements	$705,565	$644,173
Land, land estates and land improvements	88,589	86,120
Fixtures and equipment	84	84
Construction in progress	4	825
Real estate intangibles:
In-place lease values	95,166	82,190
Tenant relationships	19,067	19,943
Above-market leases	2,628	2,628
Investment in real estate under construction	—	40,443
	911,103	876,406
Accumulated depreciation and amortization(1)	(233,121)	(236,930)
Real estate, net	$677,982	$639,476

(1)
Includes accumulated amortization of real estate intangible assets of $54,745 and $54,425 in 2017 and 2016, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $5,307 in 2018, $4,557 in 2019, $4,445 in 2020, $4,431 in 2021 and $4,431 in 2022.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $32 and $64, respectively as of December 31, 2017 and 2016. The estimated accretion for the next five years is $32 in 2018, $0 in 2019, $0 in 2020, $0 in 2021 and $0 in 2022.
The Partnership, through property owner subsidiaries, completed the following build-to-suit transaction/acquisitions during 2017:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Office	Charlotte, NC	Apr-17	$61,339	04/2032	$3,771	$47,064	$10,504
Industrial	Grand Prairie, TX	Jun-17	24,317	03/2037	3,166	17,985	3,166
Industrial	Warren, MI	Nov-17	46,955	10/2032	972	42,521	3,462
			$132,611		$7,909	$107,570	$17,132

Weighted-average life of intangible assets (years)							15.9

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Partnership, through property owner subsidiaries, completed the following acquisition during 2016:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estates	Building and Improvements	Lease in-place Value Intangible
Industrial	Romeoville, IL	Dec-16	$52,700	10/2031	$7,524	$40,167	$5,009

Life of intangible asset (years)							14.9

The Partnership recognized aggregate acquisition and pursuit expenses of $343 and $359 in 2017 and 2016, respectively.
(4)     Property Dispositions and Real Estate Impairment

For the years ended December 31, 2017 and 2016, the Partnership disposed of its interests in certain properties generating aggregate net proceeds of $17,847 and $238,891, respectively, which resulted in gains on sales of $4,491 and $36,380, respectively. During 2017, 2016 and 2015, the Partnership recognized aggregate impairment charges of $5,259, $72,072 and $787, respectively, relating to properties that were ultimately disposed. The aggregate 2016 impairment charges related primarily to the sale of three land investments in New York, New York for $65,500. For the year ended December 31, 2016, the Partnership recognized debt satisfaction charges, net, relating to sold properties of $7,388. No properties were disposed of during the year ended December 31, 2015. At December 31, 2017 and 2016, the Partnership had no properties classified as held for sale.

The Partnership assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During 2017, the Partnership recognized an impairment charge of $6,802 on a partially vacant office property located in Florence, South Carolina.

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
The Partnership's carrying value in NLS at December 31, 2017 and 2016 was $6,175 and $5,224, respectively. The Partnership recognized net income from NLS of $458, $302 and $141 in equity in earnings from non-consolidated entities during 2017, 2016 and 2015, respectively. The Partnership contributed $1,737 and $81 to NLS in 2017 and 2016. In addition, the Partnership received distributions of $1,244, $781 and $636 from NLS in 2017, 2016 and 2015, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(6)    Fair Value Measurements

The following tables present the Partnership's assets and liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2017	(Level 1)	(Level 2)	(Level 3)
Impaired real estate asset*	$2,090	$—	$—	$2,090
*Represents a non-recurring fair value measurement determined during the year.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$370,581	$352,806	$315,616	$314,509

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(7)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Mortgages and notes payable	$214,303	$169,958
Unamortized debt issuance costs	(1,511)	(746)
	$212,792	$169,212
Interest rates, including imputed rates, ranged from 4.0% to 6.5% at December 31, 2017 and the mortgages and notes payable mature between 2019 and 2033. Interest rates, including imputed rates, ranged from 4.0% to 6.5% at December 31, 2016. The weighted-average interest rate at December 31, 2017 and 2016 was approximately 4.8% and 4.7%, respectively.
Lexington's, and the Partnership's as co-borrower, unsecured credit agreement with KeyBank National Association, as agent, was amended in 2017 to, among other things, increase the overall facility to $1,105,000. With lender approval, Lexington can increase the size of the amended facility to an aggregate $2,010,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$300,000 Term Loan(2)	August 2020	LIBOR + 1.10%
$300,000 Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Increased from $400,000. Maturity date can be extended to August 2020 at the Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At December 31, 2017, the revolving credit facility had $160,000 of borrowings outstanding and availability of $345,000 subject to covenant compliance.

(2)
Increased from $250,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements exist to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on $250,000 of the $300,000 outstanding LIBOR-based borrowings.

(3)
Increased from $255,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements exist to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255,000 of the $300,000 outstanding LIBOR-based borrowings.

The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which Lexington was in compliance with at December 31, 2017.
In accordance with the guidance of ASU 2013-04, the Partnership recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility as it is a co-borrower with Lexington, as co-borrower debt in the accompanying balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $157,789 and $146,404 as of December 31, 2017 and 2016, respectively. Changes in co-borrower debt are recognized in partners’ capital, exclusive of direct borrowings/payments, in the accompanying consolidated statements of changes in partners’ capital.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Scheduled principal and balloon payments for mortgages and notes payable and co-borrower debt for the next five years and thereafter are as follows:

Year ending December 31,	Total
2018	$1,124
2019	65,767
2020	80,875
2021	70,864
2022	10,016
Thereafter	143,446
$372,092
Unamortized debt issuance costs	(1,511)
$370,581
Included in the Consolidated Statements of Operations, the Partnership recognized debt satisfaction charges, net of $33 for the year ended 2015 due to the satisfaction of mortgages and notes payable. In addition, the Partnership capitalized $596, $954 and $152 in interest for the years ended 2017, 2016, and 2015, respectively.
(8)    Leases

Lessor:
Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2018	$73,224
2019	68,794
2020	63,719
2021	59,332
2022	54,811
Thereafter	534,397
$854,277

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
Lessee:
The Partnership held, and may in the future hold, through property owner subsidiaries, leasehold interests in various properties. Generally, the ground rents on these properties are either paid directly by the tenants to the fee holder or reimbursed to the Partnership as additional rent. As of December 31, 2017, the Partnership had no leasehold interests.
Rent expense for the leasehold interests was $171, $286 and $307 in 2017, 2016, and 2015, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(9)    Concentration of Risk

The Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2017, 2016, and 2015, the following tenants represented greater than 10% of rental revenues:

	2017	2016	2015
SM Ascott LLC(1)	—%	11.2%	14.7%
Tribeca Ascott LLC(1)	—%	—%	12.6%
AL-Stone Ground Tenant LLC(1)	—%	—%	11.5%
Preferred Freezer Services of Richland, LLC	17.6%	11.4%	—%

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
The Partnership had outstanding net advances owed from/(to) Lexington of $(2,422) and $5,967 as of December 31, 2017 and 2016, respectively. The advances are receivable/payable on demand. Lexington distributions were $61,072, $64,319 and $58,361 during 2017, 2016 and 2015, respectively. In 2017, the Partnership redeemed 2,675,785 OP units owned by Lexington that were entitled to aggregate annual distributions of $3.25 per unit for $129,990. During 2015, the Partnership issued 12,559,130 units to Lexington to satisfy $112,286 of outstanding distributions and advances.
The Partnership was allocated interest and amortization expense by Lexington, in accordance with the Partnership agreement, relating to certain of its lending facilities of $8,237, $11,392 and $12,253 for the years ended December 31, 2017, 2016 and 2015, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $6,557, $9,767 and $8,618 for 2017, 2016 and 2015, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $672, $764 and $905 for the years ended December 31, 2017, 2016 and 2015, respectively, for aggregate fees and reimbursements charged by the affiliate.
The Partnership leased a property to an entity in which Vornado Realty Trust, a significant Lexington shareholder, has an interest. During 2017, 2016 and 2015, the Partnership recognized $234, $236 and $255, respectively, in rental revenue from this property.

In addition, the Partnership obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of Lexington's Chairman, who is also the holder of the most OP units other than Lexington, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina. The Partnership reimbursed the Chairman's affiliate approximately $105 for its expenses and paid the Chairman's affiliate a $120 structuring fee. The loan may be increased to $12,000 upon certain events.

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

(12)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2017, 2016 and 2015, the Partnership paid $15,846, $27,262 and $28,191, respectively, for interest and $119, $34 and $60, respectively, for income taxes.
During 2016, the Partnership sold its interests in certain properties, which included the assumption by the buyers of the related non-recourse mortgage debt in the aggregate amount of $242,269.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(13)     Unaudited Quarterly Financial Data

	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Total gross revenues	$19,281	$20,646	$21,242	$21,604
Net income (loss)	$(470)	$(8)	$(4,422)	$8,459
Net income (loss) per unit	$(0.01)	$—	$(0.05)	$0.11

	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Total gross revenues	$34,100	$40,772	$30,558	$18,739
Net income (loss)	$18,027	$22,754	$(61,579)	$16,877
Net income (loss) per unit	$0.22	$0.27	$(0.74)	$0.20

The sum of the quarterly per units amounts may not equal the full year amounts primarily because the computations of the weighted-average number of units of the Partnership outstanding for each quarter and the full year are made independently.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Office	Glendale, AZ	$—	$9,418	$8,394	$17,812	$3,553	Sep-12	—
Office	Phoenix, AZ	—	5,585	36,923	42,508	5,556	Dec-12	—
Office	Tempe, AZ	—	—	13,086	13,086	2,525	Sep-12	—
Office	Tucson, AZ	—	681	4,037	4,718	929	Sep-12	—
Office	Palo Alto, CA	37,846	12,398	16,977	29,375	21,909	Dec-06	—
Office	Centenial, CO	—	4,851	19,351	24,202	7,123	May-07	—
Office	Englewood, CO	—	2,207	27,851	30,058	4,934	Apr-13	2013
Office	Louisville, CO	—	3,657	11,645	15,302	4,196	Sep-08	—
Office	Parachute, CO	—	1,400	10,751	12,151	1,187	Jan-14	—
Office	Wallingford, CT	—	1,049	4,773	5,822	2,010	Dec-03	—
Office	Boca Raton, FL	19,088	4,290	17,160	21,450	6,382	Feb-03	—
Office	Orlando, FL	—	3,538	9,863	13,401	6,737	Jan-07	—
Office	McDonough, GA	—	1,443	11,794	13,237	2,215	Sep-12	—
Office	McDonough, GA	—	693	6,405	7,098	1,372	Sep-12	—
Office	Meridian, ID	8,428	2,255	7,797	10,052	2,142	Sep-12	—
Office	Schaumburg, IL	—	5,007	22,340	27,347	6,225	Oct-13	—
Office	Columbus, IN	11,842	235	45,729	45,964	30,595	Dec-06	—
Office	Indianapolis, IN	—	1,700	18,591	20,291	13,777	Apr-05	—
Office	Lenexa, KS	33,212	6,909	41,966	48,875	14,057	Jul-08	—
Office	Lenexa, KS	8,631	2,828	6,075	8,903	1,538	Sep-12	—
Office	Overland Park, KS	32,828	4,769	41,956	46,725	15,769	Jun-07	—
Office	Baton Rouge, LA	—	1,252	11,085	12,337	4,924	May-07	—
Office	Oakland, ME	8,370	551	8,774	9,325	1,922	Sep-12	—
Office	Auburn Hills, MI	—	4,416	30,012	34,428	4,120	Mar-15	—
Office	Livonia, MI	—	935	13,714	14,649	3,347	Sep-12	—
Office	Kansas City, MO	15,618	2,433	20,154	22,587	7,553	Jun-07	—
Office	St Joseph, MO	—	607	14,004	14,611	2,355	Sep-12	2012
Office	Pascagoula, MS	—	618	3,677	4,295	868	Sep-12	—
Office	Charlotte, NC	45,400	3,771	47,064	50,835	1,262	Apr-17	2017
Office	Omaha, NE	—	2,058	32,343	34,401	3,856	Dec-13	—
Office	Omaha, NE	—	2,566	8,324	10,890	3,070	Nov-05	—
Office	Rockaway, NJ	—	4,646	23,143	27,789	7,088	Dec-06	—
Office	Wall, NJ	11,924	8,985	26,961	35,946	14,671	Jan-04	—
Office	Whippany, NJ	12,704	4,063	19,711	23,774	9,018	Nov-06	—
Office	Las Vegas, NV	—	12,099	53,164	65,263	14,947	Dec-06	—
Office	Columbus, OH	—	1,594	10,481	12,075	1,834	Dec-10	—
Office	Columbus, OH	—	432	2,773	3,205	451	Jul-11	—
Office	Westerville, OH	—	2,085	9,411	11,496	3,322	May-07	—
Office	Eugene, OR	—	1,541	13,098	14,639	2,290	Dec-12	2012
Office	Redmond, OR	—	2,064	8,316	10,380	1,913	Sep-12	—
Office	Jessup, PA	—	2,520	17,688	20,208	3,792	Aug-12	2012
Office	Philadelphia, PA	—	13,209	57,071	70,280	39,639	Jun-05	—
Office	Florence, SC	—	774	3,629	4,403	622	Feb-12	2012
Office	Fort Mill, SC	—	1,798	26,038	27,836	18,142	Nov-04	—
Office	Fort Mill, SC	—	3,601	15,340	18,941	5,833	Dec-02	—
Office	Kingsport, TN	—	513	403	916	233	Sep-12	—
Office	Knoxville, TN	—	621	6,487	7,108	1,428	Sep-12	—
Office	Knoxville, TN	—	1,079	11,351	12,430	7,505	Mar-05	—
Office	Memphis, TN	—	5,291	97,032	102,323	27,795	Dec-06	—
Office	Allen, TX	—	5,591	25,421	31,012	10,705	May-11	—
Office	Arlington, TX	—	1,274	15,309	16,583	2,980	Sep-12	—
Office	Carrollton, TX	—	2,599	22,050	24,649	9,273	Jun-07	—
Office	Carrollton, TX	—	828	—	828	—	Jun-07	—
Office	Houston, TX	—	1,875	17,323	19,198	8,982	Apr-05	—
Office	Houston, TX	—	1,875	10,959	12,834	8,176	Apr-05	—

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Office	Houston, TX	—	16,613	63,770	80,383	20,604	Mar-04	—
Office	Irving, TX	—	7,476	45,985	53,461	21,479	May-07	—
Office	Irving, TX	—	4,889	30,192	35,081	12,645	Jun-07	—
Office	Lake Jackson, TX	192,451	7,435	141,436	148,871	6,182	Nov-16	2016/2017
Office	Mission, TX	—	2,556	2,911	5,467	903	Sep-12	—
Office	San Antonio, TX	—	2,800	15,619	18,419	12,110	Apr-05	—
Office	Westlake, TX	—	2,361	26,591	28,952	11,913	May-07	—
Office	Hampton, VA	—	2,333	12,132	14,465	5,147	Mar-00	—
Office	Herndon, VA	—	5,127	25,293	30,420	10,626	Dec-99	—
Office	Herndon, VA	—	9,409	14,951	24,360	6,126	Jun-07	—
Office	Midlothian, VA	—	1,100	12,767	13,867	8,601	Apr-05	—
Office	Richmond, VA	57,500	7,329	89,810	97,139	8,817	Dec-15	2015
Office	Huntington, WV	—	1,368	9,527	10,895	1,918	Jan-12	2012
Industrial	Anniston, AL	—	1,201	16,771	17,972	2,369	Dec-14	—
Industrial	Moody, AL	—	654	9,943	10,597	7,251	Feb-04	—
Industrial	Opelika, AL	—	134	33,183	33,317	579	Jul-17	2017
Industrial	Orlando, FL	—	1,030	10,869	11,899	3,371	Dec-06	—
Industrial	Tampa, FL	—	2,160	8,526	10,686	6,457	Jul-88	—
Industrial	Lavonia, GA	7,010	171	7,657	7,828	1,155	Sep-12	—
Industrial	McDonough, GA	—	5,441	52,762	58,203	912	Aug-17	—
Industrial	McDonough, GA	—	2,463	24,811	27,274	7,188	Dec-06	—
Industrial	Thomson, GA	—	909	7,746	8,655	995	May-15	2015
Industrial	Edwardsville, IL	—	4,593	34,251	38,844	1,416	Dec-16	—
Industrial	Rantoul, IL	—	1,304	32,562	33,866	3,579	Jan-14	2014
Industrial	Rockford, IL	—	371	2,573	2,944	789	Dec-06	—
Industrial	Rockford, IL	—	509	5,289	5,798	1,595	Dec-06	—
Industrial	Romeoville, IL	—	7,524	40,167	47,691	1,798	Dec-16	—
Industrial	Lafayette, IN	—	662	15,578	16,240	200	Oct-17	—
Industrial	Lebanon, IN	—	2,100	29,443	31,543	1,108	Feb-17	—
Industrial	Plymouth, IN	—	254	8,101	8,355	1,529	Sep-12	—
Industrial	New Century, KS	—	—	13,198	13,198	491	Feb-17	—
Industrial	Dry Ridge, KY	—	560	12,553	13,113	5,453	Jun-05	—
Industrial	Elizabethtown, KY	—	890	26,868	27,758	11,671	Jun-05	—
Industrial	Elizabethtown, KY	—	352	4,862	5,214	2,112	Jun-05	—
Industrial	Hopkinsville, KY	—	631	16,154	16,785	7,453	Jun-05	—
Industrial	Owensboro, KY	—	393	11,956	12,349	5,978	Jun-05	—
Industrial	Owensboro, KY	—	819	2,439	3,258	1,014	Dec-06	—
Industrial	Shreveport, LA	—	1,078	10,134	11,212	2,050	Jun-12	2012
Industrial	Shreveport, LA	—	860	21,840	22,700	5,892	Mar-07	—
Industrial	North Berwick, ME	1,992	1,383	35,659	37,042	9,678	Dec-06	—
Industrial	Detroit, MI	—	1,133	25,009	26,142	2,602	Jan-16	—
Industrial	Kalamazoo, MI	—	1,942	14,169	16,111	3,036	Sep-12	—
Industrial	Marshall, MI	—	143	4,302	4,445	2,469	Sep-12	—
Industrial	Marshall, MI	—	40	2,236	2,276	1,164	Aug-87	—
Industrial	Plymouth, MI	—	2,296	15,819	18,115	6,079	Jun-07	—
Industrial	Romulus, MI	—	2,438	33,786	36,224	296	Nov-17	—
Industrial	Warren, MI	—	972	42,521	43,493	296	Nov-17	—
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	322	Sep-12	—
Industrial	Byhalia, MS	—	1,751	31,236	32,987	455	Sep-17	—
Industrial	Byhalia, MS	—	1,006	35,795	36,801	5,131	May-11	2011
Industrial	Canton, MS	—	5,077	71,289	76,366	9,497	Mar-15	—
Industrial	Olive Branch, MS	—	198	10,276	10,474	7,283	Dec-04	—
Industrial	Henderson, NC	—	1,488	5,953	7,441	2,400	Nov-01	—
Industrial	Lumberton, NC	—	405	12,049	12,454	4,263	Dec-06	—
Industrial	Shelby, NC	—	1,421	18,862	20,283	4,593	Jun-11	2011
Industrial	Statesville, NC	—	891	16,771	17,662	5,355	Dec-06	—
Industrial	Durham, NH	—	3,464	18,094	21,558	6,441	Jun-07	—

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Industrial	North Las Vegas, NV	—	3,244	21,732	24,976	2,317	Jul-13	2014
Industrial	Erwin, NY	6,991	1,648	12,514	14,162	2,450	Sep-12	—
Industrial	Long Island City, NY	43,334	—	42,759	42,759	13,737	Mar-13	2013
Industrial	Chillicothe, OH	—	735	9,021	9,756	2,745	Oct-11	—
Industrial	Cincinnati, OH	—	1,049	8,784	9,833	2,785	Dec-06	—
Industrial	Columbus, OH	—	1,990	10,742	12,732	3,837	Dec-06	—
Industrial	Glenwillow, OH	—	2,228	24,530	26,758	7,176	Dec-06	—
Industrial	Hebron, OH	—	1,063	4,947	6,010	1,827	Dec-97	—
Industrial	Hebron, OH	—	1,681	8,179	9,860	3,349	Dec-01	—
Industrial	Streetsboro, OH	16,931	2,441	25,282	27,723	8,824	Jun-07	—
Industrial	Wilsonville, OR	—	6,815	32,380	39,195	1,771	Sep-16	—
Industrial	Bristol, PA	—	2,508	15,863	18,371	7,137	Mar-98	—
Industrial	Anderson, SC	—	4,663	44,987	49,650	3,298	Jun-16	2016
Industrial	Chester, SC	7,271	1,629	8,470	10,099	1,650	Sep-12	—
Industrial	Duncan, SC	—	884	8,626	9,510	2,393	Jun-07	—
Industrial	Laurens, SC	—	5,552	21,908	27,460	7,203	Jun-07	—
Industrial	Cleveland, TN	—	1,871	29,743	31,614	865	May-17	—
Industrial	Crossville, TN	—	545	6,999	7,544	4,218	Jan-06	—
Industrial	Franklin, TN	—	—	5,673	5,673	2,596	Sep-12	—
Industrial	Jackson, TN	—	1,454	49,026	50,480	525	Sep-17	—
Industrial	Lewisburg, TN	—	173	10,865	11,038	1,244	May-14	—
Industrial	Memphis, TN	—	1,054	11,538	12,592	11,463	Feb-88	—
Industrial	Memphis, TN	—	214	1,902	2,116	20	Dec-06	—
Industrial	Millington, TN	—	723	19,383	20,106	12,022	Apr-05	—
Industrial	Smyrna, TN	—	1,793	93,940	95,733	1,031	Sep-17	—
Industrial	Arlington, TX	—	589	7,750	8,339	1,310	Sep-12	—
Industrial	Brookshire, TX	—	2,388	16,614	19,002	2,138	Mar-15	—
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	390	Jun-17	—
Industrial	Houston, TX	—	4,674	19,540	24,214	5,879	Mar-15	—
Industrial	Houston, TX	—	15,055	57,949	73,004	8,568	Mar-13	—
Industrial	Missouri City, TX	—	14,555	5,895	20,450	4,772	Apr-12	—
Industrial	San Antonio, TX	—	1,311	36,644	37,955	788	Jun-17	—
Industrial	Winchester, VA	—	1,988	32,501	34,489	—	Dec-17	—
Industrial	Winchester, VA	—	3,823	12,276	16,099	4,008	Jun-07	—
Industrial	Bingen, WA	—	—	18,075	18,075	3,338	May-14	2014
Industrial	Richland, WA	110,000	1,293	126,947	128,240	11,380	Nov-15	—
Industrial	Oak Creek, WI	—	3,015	15,300	18,315	1,663	Jul-15	2015
Other	Phoenix, AZ	—	1,831	15,635	17,466	4,918	Nov-01	—
Other	Manteca, CA	187	2,082	6,464	8,546	2,041	May-07	—
Other	San Diego, CA	119	—	13,310	13,310	3,637	May-07	—
Other	Venice, FL	—	4,696	11,753	16,449	6,755	Jan-15	—
Other	Albany, GA	—	1,468	5,137	6,605	1,192	Oct-13	2013
Other	Honolulu, HI	—	8,259	7,398	15,657	4,199	Dec-06	—
Other	Galesburg, IL	105	91	250	341	3	May-07	—
Other	Lawrence, IN	—	139	435	574	—	Dec-06	—
Other	Baltimore, MD	—	4,605	—	4,605	—	Dec-06	—
Other	Baltimore, MD	—	5,000	—	5,000	—	Dec-15	—
Other	Jefferson, NC	—	71	884	955	281	Dec-06	—
Other	Thomasville, NC	—	208	561	769	104	Dec-06	—
Other	Vineland, NJ	—	2,698	12,790	15,488	1,291	Oct-14	—
Other	Watertown, NY	176	386	5,162	5,548	1,713	May-07	—
Other	Lawton, OK	—	663	1,288	1,951	538	Dec-06	—
Other	Charleston, SC	6,987	1,189	9,133	10,322	4,244	Nov-06	—
Other	Florence, SC	—	744	1,280	2,024	160	May-04	—
Other	Antioch, TN	—	3,847	12,659	16,506	2,923	May-07	—

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Other	Chattanooga, TN	—	487	956	1,443	175	Dec-06	—
Other	Paris, TN	—	247	547	794	220	Dec-06	—
Other	Farmers Branch, TX	—	3,984	30,798	34,782	12,375	Jun-07	—
Other	Houston, TX	—	800	27,670	28,470	21,400	Apr-05	—
Other	Danville, VA	—	3,454	—	3,454	—	Oct-13	—
Other	Fairlea, WV	123	501	1,985	2,486	600	May-07	—
Construction in progress		—	—	—	4,219	—
Deferred loan costs, net		(7,258)	—	—	—	—
		$689,810	$456,134	$3,476,106	$3,936,459	$890,969

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Land estates	Up to 51 years
Tenant improvements	Shorter of useful life or term of related lease

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2017 for federal income tax purposes was approximately $4.7 billion.

	2017	2016	2015
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,533,172	$3,789,711	$3,671,560
Additions during year	676,355	291,004	478,717
Properties sold and impaired during the year	(270,241)	(527,597)	(343,976)
Other reclassifications	(2,827)	(19,946)	(16,590)
Balance at end of year	$3,936,459	$3,533,172	$3,789,711

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$844,931	$812,207	$795,486
Depreciation and amortization expense	139,493	128,384	124,618
Accumulated depreciation and amortization of properties sold and impaired during year	(93,455)	(86,428)	(106,268)
Other reclassifications	—	(9,232)	(1,629)
Balance at end of year	$890,969	$844,931	$812,207

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Office	Phoenix, AZ	$—	$5,585	$36,923	$42,508	$5,556	Dec-12	—
Office	Centenial, CO	—	4,851	19,351	24,202	7,123	May-07	—
Office	Louisville, CO	—	3,657	11,645	15,302	4,196	Sep-08	—
Office	Wallingford, CT	—	1,049	4,773	5,822	2,010	Dec-03	—
Office	Boca Raton, FL	19,088	4,290	17,160	21,450	6,382	Feb-03	—
Office	Schaumburg, IL	—	5,007	22,340	27,347	6,225	Oct-13	—
Office	Overland Park, KS	32,828	4,769	41,956	46,725	15,769	Jun-07	—
Office	Baton Rouge, LA	—	1,252	11,085	12,337	4,924	May-07	—
Office	Charlotte, NC	45,400	3,771	47,064	50,835	1,262	Apr-17	2017
Office	Fort Mill, SC	—	1,798	26,038	27,836	18,142	Nov-04	—
Office	Fort Mill, SC	—	3,601	15,340	18,941	5,833	Dec-02	—
Office	Carrollton, TX	—	2,599	22,050	24,649	9,273	Jun-07	—
Office	Carrollton, TX	—	828	—	828	—	Jun-07	—
Office	Westlake, TX	—	2,361	26,591	28,952	11,913	May-07	—
Office	Herndon, VA	—	5,127	25,293	30,420	10,626	Dec-99	—
Industrial	Moody, AL	—	654	9,943	10,597	7,251	Feb-04	—
Industrial	Tampa, FL	—	2,160	8,526	10,686	6,457	Jul-88	—
Industrial	Romeoville, IL	—	7,524	40,167	47,691	1,798	Dec-16	—
Industrial	Marshall, MI	—	40	2,236	2,276	1,164	Aug-87	—
Industrial	Warren, MI	—	972	42,521	43,493	296	Nov-17	—
Industrial	Byhalia, MS	—	1,006	35,795	36,801	5,131	May-11	2011
Industrial	Olive Branch, MS	—	198	10,276	10,474	7,283	Dec-04	—
Industrial	Shelby, NC	—	1,421	18,917	20,338	4,593	Jun-11	2011
Industrial	Hebron, OH	—	1,063	4,947	6,010	1,827	Dec-97	—
Industrial	Hebron, OH	—	1,681	8,179	9,860	3,349	Dec-01	—
Industrial	Bristol, PA	—	2,508	15,863	18,371	7,137	Mar-98	—
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	390	Jun-17	—
Industrial	Richland, WA	110,000	1,293	126,947	128,240	11,380	Nov-15	—
Other	Albany, GA	—	1,468	5,137	6,605	1,192	Oct-13	2013
Other	Honolulu, HI	—	8,259	7,398	15,657	4,199	Dec-06	—
Other	Vineland, NJ	—	2,698	12,790	15,488	1,291	Oct-14	—
Other	Charleston, SC	6,987	1,189	9,133	10,322	4,244	Nov-06	—
Other	Florence, SC	—	744	1,280	2,024	160	May-04	—
Construction in progress		—	—	—	4	—
Deferred loan costs, net		(1,511)	—	—	—	—
		$212,792	$88,589	$705,649	$794,242	$178,376

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Tenant improvements	Shorter of useful life or term of related lease

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

The initial cost includes the purchase price paid directly or indirectly by the Partnership. The total cost basis of the Partnership's properties at December 31, 2017 for federal income tax purposes was approximately $0.9 billion.

	2017	2016	2015
Reconciliation of real estate, at cost:
Balance at the beginning of year	$731,202	$1,061,606	$910,113
Additions during year	123,261	49,417	152,280
Properties sold and impaired during year	(60,221)	(379,821)	(787)
Balance at end of year	$794,242	$731,202	$1,061,606

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$182,505	$199,690	$176,167
Depreciation and amortization expense	30,701	26,989	23,523
Accumulated depreciation and amortization of properties sold and impaired during year	(34,830)	(44,174)	—
Balance at end of year	$178,376	$182,505	$199,690

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Lexington Realty Trust:
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the financial statements included in this Annual Report on Form 10-K that contain the disclosure required by this Item, independently assessed the effectiveness of the Company's internal control over financial reporting. Deloitte & Touche LLP has issued an unqualified report on the Company's internal control over financial reporting, which is included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter ended December 31, 2017, we operated and tested the previously reported remediation plan resulting from the material weakness reported as of December 31, 2016. Other than the operation and testing of such remediation plan, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Lepercq Corporate Income Fund L.P.:
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Partnership’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of the Partnership’s management, including the Partnership’s general partner's President and Vice President and Treasurer, who are the Partnership’s Principal Executive Officer and the Partnership’s Principal Financial Officer, respectively. The Partnership's management, including the Partner's general partner's President and Vice President and Treasurer, has concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2017.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
During the fourth quarter ended December 31, 2017, the Partnership operated and tested the previously reported remediation plan resulting from the material weakness reported as of December 31, 2016. Other than the operation and testing of such remediation plan, there were no other changes to the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of Lexington

The following sets forth certain information relating to our executive officers:

Name	Business Experience
E. Robert Roskind Age 72
Mr. Roskind has served as our Chairman since March 2008 and previously served as Co-Vice Chairman from December 2006 to March 2008, Chairman from October 1993 to December 2006 and Co-Chief Executive Officer from October 1993 to January 2003. Mr. Roskind will retire as one of our executives effective January 2019. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind also serves as Chairman of Crescent Hotels and Resorts and Live In America Financial Services LLC.

T. Wilson Eglin Age 53
Mr. Eglin has served as our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010. Mr. Eglin also serves as President and a Director of Lex GP.

Patrick Carroll Age 54
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

Joseph S. Bonventre Age 42
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

Beth Boulerice Age 53
Ms. Boulerice has served as our Chief Accounting Officer since January 2011 and one of our Executive Vice Presidents since January 2013. Prior to joining us in January 2007, Ms. Boulerice was employed by First Winthrop Corporation and was the Chief Accounting Officer of Newkirk Realty Trust. Ms. Boulerice is a Certified Public Accountant. Ms. Boulerice also serves as Vice President of Lex GP.

Brendan P. Mullinix Age 43
Mr. Mullinix was appointed an executive officer in February 2018 and has served as one of our Executive Vice Presidents focusing on debt capital markets.  Mr. Mullinix joined us in 1996 and has previously served as a Senior Vice President and a Vice President.

Lara Johnson Age 45
Ms. Johnson was appointed an executive officer in February 2018 and has served as one of our Executive Vice Presidents focusing on dispositions and strategic transactions. Prior to joining us in 2007, Ms. Johnson was an executive vice president of Newkirk Realty Trust and a member of its board of directors. Ms. Johnson previously served as senior vice president of Winthrop Financial Associates, as a vice president of Shelbourne I, Shelbourne II and Shelbourne III, three publicly-traded REITs, and as Director of Investor Relations for National Property Investors, Inc.

James Dudley Age 37
Mr. Dudley was appointed an executive officer in February 2018 and has served as an Executive Vice President and Director of Asset Management. He has been with the company since 2006 and has held various roles within the Asset Management Department. Prior to joining the firm, Mr. Dudley was employed by ORIX Capital Markets.

The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference. Lex GP is the sole general partner of LCIF.

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

The following table indicates, as of the close of business on December 31, 2017, (a) the number of OP units beneficially owned by each person known by the Partnership to own in excess of five percent of the outstanding OP units and the number of OP units beneficially owned by the general partner of the Partnership and (b) the percentage such OP units represent of the total outstanding OP units. All OP units were owned directly on such date with sole voting and investment power unless otherwise indicated, calculated as set forth in footnote 1 to the table.

Name of Beneficial Owner	Number of OP Units Beneficially Owned (1)	Percentage of Class
Lexington (2)	77,342,559.5	96%
_________________________

(1)	For purposes of this table, a person is deemed to beneficially own any OP unit as of a given date which such person owns or has the right to acquire within 60 days after such date.

(2)	Lexington beneficially owns OP units through Lex GP and Lex LP. Lexington’s address is One Penn Plaza, Suite 4015, New York, NY 10119-4015.

None of the officers of Lex GP beneficially own any OP units. Mr. Roskind is not an officer of Lex GP.  However, as of December 31, 2017, Mr. Roskind beneficially owned 1,474,296 OP units, which is approximately 2% of the class.

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

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009)(1)
3.5	—	Second Amendment to the Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 3, 2017)(1)
3.6	—
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

4.4	—	Junior Subordinated Indenture, dated as of March 21, 2007, between the Company and BONY (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.5	—
Indenture, dated as of June 10, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 13, 2013)(1)

4.6	—
First Supplemental Indenture, dated as of September 30, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 3, 2013)(1)

4.7	—	Indenture, dated as of May 9, 2014, among the Company, the Partnership and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.8	—
First Supplemental Indenture, dated as of May 20, 2014 among the Company, the Partnership and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)

10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994)(1, 4)
10.2	—	Lexington Realty Trust Amended and Restated 2011 Equity-Based Award Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 18, 2017)(1, 4)
10.3	—
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

10.5	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 24, 2010 (the “11/24/10 8-K/A”))(1, 4)
10.6	—	Form of 2010 Share Option Award Agreement (filed as Exhibit 10.2 to the 11/24/10 8-K/A)(1, 4)
10.7	—	Form of December 2010 Share Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011(1, 4)
10.8	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2009)(1, 4)
10.9	—
Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and T. Wilson Eglin (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 7, 2014 (the “09/30/14 10-Q”))(1, 4)

10.10	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and E. Robert Roskind (filed as Exhibit 10.2 to the 09/30/14 10-Q)(1, 4)
10.11	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and Richard J. Rouse (filed as Exhibit 10.3 to the 09/30/14 10-Q)(1, 4)
10.12	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and Patrick Carroll (filed as Exhibit 10.4 to the 09/30/14 10-Q)(1, 4)
10.13	—
Retirement Agreement, dated January 18, 2018, between the Company and Richard J. Rouse (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 19, 2018 (the “1/19/18 8-K”))(1, 4)

10.14	—	Retirement Agreement, dated January 18, 2018, between the Company and E. Robert Roskind (filed as Exhibit 10.2 to the 1/19/18 8-K)(1, 4)
10.15	—
Lexington Realty Trust Executive Severance Plan with related Severance Policy Agreements with E. Robert Roskind, T. Wilson Eglin, Patrick Carroll, Joseph S. Bonventre and Beth Boulerice (filed as Exhibit 10.3 to the 1/19/18 8-K)(1, 4)

10.16	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4))
10.17	—	Form of 2015 Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 9, 2015)(1, 4)
10.18	—	Form of 2017 Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)(1, 4)
10.19	—
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

10.25	—
First Amendment to Credit Agreement and Agreement Regarding Revolving Line Commitment and Term Loan Increases, dated as of September 29, 2017, among the Company and LCIF, as borrowers, and KeyBank National Association, as agent (filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2017)(1)

10.26	—	Ownership Limitation Waiver Agreement (BlackRock), dated as of November 18, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2010 (the “11/24/10 8-K”)(1)
10.27	—	First Amendment to Ownership Limitation Waiver Agreement (BlackRock), dated April 25, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)(1)
10.28	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.29	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.30	—
Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the Company's Current Report of Form 8-K filed on November 6, 2008)(1)

12.1	—	Lexington Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends (2)
12.2	—	LCIF Statement of Computation of Ratio of Earnings to Fixed Charges (2)
14	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed on December 8, 2010)(1)
21	—	List of subsidiaries (2)
23.1	—	Lexington - Consent of Deloitte & Touche LLP (2)
23.2	—	LCIF - Consent of Deloitte & Touche LLP (2)
23.3	—	Lexington - Consent of KPMG LLP (2)
23.4	—	LCIF - Consent of KPMG LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Lexington Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Lexington Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.3	—	LCIF Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.4	—	LCIF Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Lexington Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Lexington Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.3	—	LCIF Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.4	—	LCIF Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Realty Trust

Dated:	February 27, 2018	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	February 27, 2018	By:	/s/ T. Wilson Eglin
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

Signature	Title

/s/ E. Robert Roskind E. Robert Roskind	Chairman of the Trust

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President and Trustee of the Trust and President and a Director of the General Partner of the Partnership (principal executive officer)

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Executive Vice President and Treasurer of the Trust and Vice President and Treasurer of the General Partner of the Partnership (principal financial officer)

/s/ Beth Boulerice Beth Boulerice	Executive Vice President and Chief Accounting Officer of the Trust and Vice President of the Partnership (principal accounting officer)

/s/ Harold First Harold First	Trustee of the Trust

/s/ Richard S. Frary Richard S. Frary	Trustee of the Trust

/s/ Lawrence L. Gray Lawrence L. Gray	Trustee of the Trust

/s/ Jamie Handwerker Jamie Handwerker	Trustee of the Trust

/s/ Claire A. Koeneman Claire A. Koeneman	Trustee of the Trust

/s/ Howard Roth Howard Roth	Trustee of the Trust
Each dated: February 27, 2018