Form 10-Q
period 2018-03-31
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2018-05-08
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018.
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
Indicate the number of shares outstanding of each of Lexington Realty Trust's classes of common stock, as of the latest practicable date: 239,983,245 common shares of beneficial interest, par value $0.0001 per share, as of May 4, 2018.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2018, which we refer to as this Quarterly Report, of (1) Lexington Realty Trust and its subsidiaries and (2) Lepercq Corporate Income Fund L.P. and subsidiaries. Unless stated otherwise or the context otherwise requires, (1) the “Company,” the “Trust,” “Lexington,” “we,” “our,” and “us” refer collectively to Lexington Realty Trust and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries, and (2) “LCIF” or the “Partnership” refer to Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

The Company is the sole equity owner of (1) Lex GP-1 Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of March 31, 2018, approximately 96.0% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

OP units not owned by Lexington are accounted for as partners’ capital in LCIF’s unaudited condensed consolidated financial statements and as noncontrolling interests in the Trust’s unaudited condensed consolidated financial statements.

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

We believe combining the quarterly reports on Form 10-Q of the Trust and LCIF into this single report results in the following benefits:

•	combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	combined reports enhance investor understanding of the Trust and LCIF by enabling investors to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Trust and LCIF to prepare, resulting in savings in time, effort and expense; and

•	combined reports are more efficient for investors to review, as they reduce duplicative disclosure and provide a single document for their review.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets:
Real estate, at cost	$3,792,977	$3,936,459
Real estate - intangible assets	564,947	599,091
	4,357,924	4,535,550
Less: accumulated depreciation and amortization	1,179,078	1,225,650
Real estate, net	3,178,846	3,309,900
Assets held for sale	—	2,827
Cash and cash equivalents	90,214	107,762
Restricted cash	7,479	4,394
Investment in and advances to non-consolidated entities	17,485	17,476
Deferred expenses, net	30,098	31,693
Rent receivable – current	5,878	5,450
Rent receivable – deferred	56,038	52,769
Other assets	25,958	20,749
Total assets	$3,411,996	$3,553,020

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$682,994	$689,810
Revolving credit facility borrowings	100,000	160,000
Term loans payable, net	596,957	596,663
Senior notes payable, net	495,407	495,198
Trust preferred securities, net	127,221	127,196
Dividends payable	48,438	49,504
Accounts payable and other liabilities	27,284	38,644
Accrued interest payable	11,051	5,378
Deferred revenue - including below market leases, net	32,130	33,182
Prepaid rent	16,130	16,610
Total liabilities	2,137,612	2,212,185

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 239,972,103 and 240,689,081 shares issued and outstanding in 2018 and 2017, respectively	24	24
Additional paid-in-capital	2,811,213	2,818,520
Accumulated distributions in excess of net income	(1,647,804)	(1,589,724)
Accumulated other comprehensive income	1,311	1,065
Total shareholders’ equity	1,258,760	1,323,901
Noncontrolling interests	15,624	16,934
Total equity	1,274,384	1,340,835
Total liabilities and equity	$3,411,996	$3,553,020
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Gross revenues:
Rental	$94,522	$88,654
Tenant reimbursements	8,115	7,445
Total gross revenues	102,637	96,099
Expense applicable to revenues:
Depreciation and amortization	(46,537)	(42,891)
Property operating	(11,477)	(12,116)
General and administrative	(8,996)	(9,457)
Non-operating income	546	2,621
Interest and amortization expense	(20,331)	(19,725)
Impairment charges and loan loss	(53,049)	(7,992)
Gains on sales of properties	22,774	34,193
Income (loss) before provision for income taxes and equity in earnings of non-consolidated entities	(14,433)	40,732
Provision for income taxes	(503)	(422)
Equity in earnings of non-consolidated entities	113	1,910
Net income (loss)	(14,823)	42,220
Less net (income) loss attributable to noncontrolling interests	508	(180)
Net income (loss) attributable to Lexington Realty Trust shareholders	(14,315)	42,040
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(70)	(71)
Net income (loss) attributable to common shareholders	$(15,957)	$40,397

Net income (loss) attributable to common shareholders - per common share basic	$(0.07)	$0.17
Weighted-average common shares outstanding – basic	238,072,081	237,179,526

Net income (loss) attributable to common shareholders - per common share diluted	$(0.07)	$0.17
Weighted-average common shares outstanding – diluted	238,072,081	241,088,049
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended March 31,
	2018	2017
Net income (loss)	$(14,823)	$42,220
Other comprehensive income (loss):
Change in unrealized gain on interest rate swaps, net	246	1,292
Other comprehensive income	246	1,292
Comprehensive income (loss)	(14,577)	43,512
Comprehensive (income) loss attributable to noncontrolling interests	508	(180)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$(14,069)	$43,332
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months ended March 31, 2018		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance December 31, 2017	$1,340,835	$94,016	$24	$2,818,520	$(1,589,724)	$1,065	$16,934
Issuance of common shares and deferred compensation amortization, net	1,660	—	—	1,660	—	—	—
Repurchase of common shares	(6,336)	—	—	(6,336)	—	—	—
Repurchase of common shares to settle tax obligations	(2,544)	—	—	(2,544)	—	—	—
Forfeiture of employee common shares	(78)	—	—	(87)	9	—	—
Dividends/distributions	(44,576)	—	—	—	(43,774)	—	(802)
Net loss	(14,823)	—	—	—	(14,315)	—	(508)
Other comprehensive income	246	—	—	—	—	246	—
Balance March 31, 2018	$1,274,384	$94,016	$24	$2,811,213	$(1,647,804)	$1,311	$15,624

Three Months ended March 31, 2017		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2016	$1,412,491	$94,016	$24	$2,800,736	$(1,500,966)	$(1,033)	$19,714
Issuance of common shares and deferred compensation amortization, net	18,322	—	—	18,322	—	—	—
Dividends/distributions	(44,331)	—	—	—	(43,291)	—	(1,040)
Net income	42,220	—	—	—	42,040	—	180
Other comprehensive income	1,292	—	—	—	—	1,292	—
Balance March 31, 2017	$1,429,994	$94,016	$24	$2,819,058	$(1,502,217)	$259	$18,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months ended March 31,
	2018	2017
Net cash provided by operating activities:	$56,221	$57,438
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	—	(48,250)
Investment in real estate under construction	—	(42,298)
Capital expenditures	(6,727)	(3,330)
Net proceeds from sale of properties	61,518	90,823
Net proceeds from sale of non-consolidated investment	—	6,127
Principal payments received on loans receivable	—	88,556
Investments in and advances to non-consolidated entities	—	(1,293)
Distributions from non-consolidated entities in excess of accumulated earnings	157	371
Increase in deferred leasing costs	(609)	(1,671)
Change in real estate deposits, net	(3,102)	12,229
Net cash provided by investing activities	51,237	101,264
Cash flows from financing activities:
Dividends to common and preferred shareholders	(44,840)	(42,836)
Principal amortization payments	(7,494)	(7,913)
Change in revolving credit facility borrowings, net	(60,000)	—
Deferred financing costs	(32)	(11)
Proceeds of mortgages and notes payable	500	—
Cash distributions to noncontrolling interests	(802)	(1,040)
Issuance of common shares, net of costs and repurchases to settle tax obligations	(2,917)	16,168
Repurchase of common shares	(6,336)	—
Net cash used in financing activities	(121,921)	(35,632)
Change in cash, cash equivalents and restricted cash	(14,463)	123,070
Cash, cash equivalents and restricted cash, at beginning of period	112,156	117,779
Cash, cash equivalents and restricted cash, at end of period	$97,693	$240,849

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$107,762	$86,637
Restricted cash at beginning of period	4,394	31,142
Cash, cash equivalents and restricted cash at beginning of period	$112,156	$117,779

Cash and cash equivalents at end of period	$90,214	$177,301
Restricted cash at end of period	7,479	63,548
Cash, cash equivalents and restricted cash at end of period	$97,693	$240,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
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
As of March 31, 2018, the Company had ownership interests in approximately 170 consolidated real estate properties, located in 37 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
The Company believes that it continues to be operated in a manner that enables it to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. As such, the TRS are subject to federal income taxes on the income from these activities.
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, which are single purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, and (4) investments in joint ventures. References to “OP units” refer to units of limited partner interests in LCIF. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest, but in all cases are separate and distinct legal entities. Each property owner subsidiary is a separate and distinct legal entity that maintains separate books and records. The assets and credit of each property owner subsidiary with a property subject to a mortgage loan are not available to creditors to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interests therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2018 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 (“Annual Report”).
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
March 31, 2018 and 2017
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
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of March 31, 2018 and December 31, 2017, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Real estate, net	$650,084	$682,587
Total assets	$698,201	$766,025
Mortgages and notes payable, net	$212,965	$212,792
Total liabilities	$220,940	$226,331
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Reclassifications. Certain amounts included in the 2017 unaudited condensed consolidated financial statements have been reclassified to conform to the 2018 presentation.
New Accounting Standards Adopted in 2018. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. Restricted cash balances are now included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Company's consolidated statement of cash flows for all periods presented. Restricted cash is comprised primarily of cash balances held in escrow by lenders. In addition, separate line items showing changes in restricted cash balances are now eliminated from the Company's consolidated statement of cash flows. These ASUs were effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted these ASUs effective January 1, 2018 on a retrospective basis. The effect of the adoption resulted in a $33,978 increase in cash provided by investing activities and an increase in cash used in financing activities of $1,572 for the three months ended March 31, 2017.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU was effective for reporting periods beginning after December 15, 2017. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Company adopted this guidance effective January 1, 2018 on a prospective basis. The Company's adoption of this guidance did not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The new guidance was effective for reporting periods beginning after December 15, 2017. The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard as leases are excluded from ASU 2014-09. The Company expects that it may be impacted in its recognition of non-lease revenue, non-lease components of revenue from lease agreements (upon adoption of ASU 2016-02) and the timing of its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control and the buyer having the ability to direct the use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. As a result, the Company generally expects that the new guidance may result in transactions qualifying as sales of real estate at an earlier date than under previous GAAP. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. As the majority of the Company’s revenue is from rental income related to leases, the adoption of the ASU did not have a material impact on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate.  The ASU requires the Company to measure at fair value any retained interest in a partial sale of real estate. The ASU was effective for annual periods, and interim periods therein, beginning after December 15, 2017. The Company adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective approach. The Company's adoption of this guidance did not have a material impact on its consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Recently Issued Accounting Guidance. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The Company expects the ASU to result in the recognition of a right-to-use asset and related liability to account for the Company's future obligations under its ground lease arrangements for which the Company is the lessee. From a lessor perspective, the Company expects that lease components will primarily be recognized on a straight-line basis over the lease term. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components; however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, ASU 2016-02 will require that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2016-02 originally required a modified retrospective method of adoption; however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Company expects to adopt this new guidance on January 1, 2019 and continues to evaluate the impact that this guidance will have on its consolidated financial statements.
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
March 31, 2018 and 2017
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
BASIC
Net income (loss) attributable to common shareholders	$(15,957)	$40,397
Weighted-average number of common shares outstanding - basic	238,072,081	237,179,526

Net income (loss) attributable to common shareholders - per common share basic	$(0.07)	$0.17

DILUTED
Net income (loss) attributable to common shareholders - basic	$(15,957)	$40,397
Impact of assumed conversions	—	(19)
Net income (loss) attributable to common shareholders	$(15,957)	$40,378

Weighted-average common shares outstanding - basic	238,072,081	237,179,526
Effect of dilutive securities:
Share options	—	136,881
OP Units	—	3,771,642
Weighted-average common shares outstanding - diluted	238,072,081	241,088,049

Net income (loss) attributable to common shareholders - per common share diluted	$(0.07)	$0.17
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Dispositions and Impairment
During the three months ended March 31, 2018 and 2017, the Company disposed of its interests in various properties for an aggregate gross sale price of $62,675 and $92,756, respectively, and recognized aggregate gains on sales of properties of $22,774 and $34,193, respectively.
As of March 31, 2018, the Company had no properties classified as held for sale. At December 31, 2017, the Company had one retail property classified as held for sale. Assets held for sale as of December 31, 2017 consisted of $2,827 of real estate, at cost.
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the three months ended March 31, 2018 and 2017, the Company recognized aggregate impairment charges on real estate properties of $53,049 and $2,698, respectively. Included in the impairment charges recognized during the three months ended March 31, 2018, are impairment charges of $17,906 recognized on an office property in Overland Park, Kansas, and $25,433 on an unencumbered office property in Memphis, Tennessee. The Overland Park, Kansas property is encumbered at March 31, 2018 by a $32,591 non-recourse mortgage loan, which is $19,366 in excess of the property's estimated fair value.
In February 2017, the Company recognized a $5,294 loan loss on the assignment of a loan receivable secured by a hospital in Kennewick, Washington.
(4)    Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,311	$—	$1,311	$—
Impaired real estate assets*	$75,207	$—	$—	$75,207

	Balance	Fair Value Measurements Using
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,065	$—	$1,065	$—
Impaired real estate assets*	$7,829	$—	$—	$7,829
*Represents a non-recurring fair value measurement, including assets held for sale. Fair value as of the date of impairment.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$2,002,579	$1,945,604	$2,068,867	$2,013,226
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2018 and December 31, 2017, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Investment in and Advances to Non-Consolidated Entities
As of March 31, 2018, the Company had ownership interests ranging from 15% to 25% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $96,299 at March 31, 2018 (the Company's proportionate share was $20,816). In addition, in 2017, the Company formed a non-consolidated joint venture with a developer to pursue industrial build-to-suit opportunities. The Company's initial contribution to this joint venture of $5,831 was used to acquire a 151-acre parcel of developable land.
In February 2017, the Company sold its 40% tenant-in-common interest in its Oklahoma City, Oklahoma office property for $6,198. The Company recognized a gain of $1,452 in connection with the sale, which is included in equity in earnings of non-consolidated entities. In addition, in February 2017, the Company collected $8,420 in full satisfaction of a loan to the other tenant-in-common.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of March 31, 2018, the Company had a 25% equity interest in the joint venture. The joint venture completed the project during 2016 for a total construction cost of $79,964. The Company was contractually obligated to provide construction financing to the joint venture up to $56,686. During 2017, the Company received $49,085 in full satisfaction of the construction financing from the proceeds of a $50,000 third-party financing.

(6)	Debt
The Company had the following mortgages and notes payable outstanding as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Mortgages and notes payable	$690,074	$697,068
Unamortized debt issuance costs	(7,080)	(7,258)
	$682,994	$689,810
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at March 31, 2018 and December 31, 2017 and all mortgages and notes payables mature between 2018 and 2036 as of March 31, 2018. The weighted-average interest rate was 4.6% at March 31, 2018 and December 31, 2017.
The Company had the following senior notes outstanding as of March 31, 2018 and December 31, 2017:

Issue Date	March 31, 2018	December 31, 2017	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized discount	(1,439)	(1,507)
Unamortized debt issuance cost	(3,154)	(3,295)
	$495,407	$495,198
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company has a $1,105,000 unsecured credit agreement with KeyBank National Association, as agent. With lender approval, the Company can increase the size of the amended facility to an aggregate of $2,010,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$300,000 Term Loan(2)(4)	August 2020	LIBOR + 1.10%
$300,000 Term Loan(3)(4)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At March 31, 2018, the revolving credit facility had $100,000 borrowings outstanding and availability of $405,000, subject to covenant compliance.

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

(4)	The aggregate unamortized debt issuance costs for the term loans were $3,043 and $3,337 as of March 31, 2018 and December 31, 2017, respectively.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at March 31, 2018.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at March 31, 2018 was 3.5%. As of March 31, 2018 and December 31, 2017, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,899 and $1,924, respectively, of unamortized debt issuance costs.

(7)	Derivatives and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2018 and 2017.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

As of March 31, 2018, the Company has designated the interest-rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rate on $255,000 of LIBOR-indexed variable-rate unsecured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $1,311 will be reclassified as a decrease to interest expense.
As of March 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	5	$255,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$1,311	Other Assets	$1,065
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017.

Derivatives in Cash Flow	Amount of Income Recognized in OCI on Derivatives (Effective Portion) March 31,		Location of (Income) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Income) Loss Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
Hedging Relationships	2018	2017		2018	2017
Interest Rate Swaps	$494	$688	Interest expense	$(248)	$604
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2018, the Company had not posted any collateral related to the agreements.

(8)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2018 and 2017, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(9)	Equity
Shareholders' Equity. During the three months ended March 31, 2017, the Company issued 1,593,603 common shares under its At-The-Market offering program and generated aggregate gross proceeds of $17,362.
During the three months ended March 31, 2018 and 2017, the Company granted common shares to certain employees as follows:

	Three Months ended March 31,
	2018	2017
Performance Shares(1)
Shares granted:
Index - 1Q	331,025	106,706
Peer - 1Q	331,019	106,705

Grant date fair value per share:(2)
Index - 1Q	$5.81	$6.82
Peer - 1Q	$5.37	$6.34

Non-Vested Common Shares:(3)
Shares issued	237,570	237,560
Grant date fair value	$2,190	$2,551

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2018, 116,926 of the 642,029 performance shares issued in 2015 vested.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

In addition, during the three months ended March 31, 2018 and 2017, the Company issued 35,581 and 30,070, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $337 and $318, respectively.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the three months ended March 31, 2018, the Company repurchased and retired 795,775 common shares, at an average price of $7.94 per common share. No repurchases occurred during the three months ended March 31, 2017.
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Three Months ended March 31,
	2018	2017
Balance at beginning of period	$1,065	$(1,033)
Other comprehensive income before reclassifications	494	688
Amounts of (income) loss reclassified from accumulated other comprehensive income (loss) to interest expense	(248)	604
Balance at end of period	$1,311	$259

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
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
As of March 31, 2018, there were approximately 3,223,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

(10)	Related Party Transactions
In connection with efforts to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provided that the Company would reimburse investors providing the funds for such financing if the following occurred: (1) the joint venture received such funds, (2) the USCIS denied the financing solely because the project was not permitted under the EB-5 visa program, and (3) the joint venture failed to return such funds.  During 2017, USCIS approved the project, and the guaranty terminated by its terms. The joint venture is still pursuing the mezzanine financing.
In addition, during 2017, the Company obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina owned by LCIF. In January 2018, the Company obtained an additional $500 of financing proceeds. The Company reimbursed the Chairman's affiliate approximately $105 for its expenses and paid a $128 structuring fee to the Chairman's affiliate. The loan may be increased to $12,000 upon certain events.
There were no other related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

(11)	Commitments and Contingencies
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
March 31, 2018 and 2017
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

(12)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2018 and 2017, the Company paid $13,633 and $14,351, respectively, for interest and $195 and $548, respectively, for income taxes.

(13)	Subsequent Events
Subsequent to March 31, 2018 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company:

•	acquired two industrial properties in Olive Branch, Mississippi for an aggregate cost of $92,512, which were fully financed with borrowings under the revolving credit facility; and

•	obtained $25,850 non-recourse mortgage financing with a fixed rate of 5.4%, which matures in November 2032 and is secured by an industrial property in Warren, Michigan.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	March 31, 2018	December 31, 2017
Assets:
Real estate, at cost	$750,146	$794,242
Real estate - intangible assets	108,126	116,861
	858,272	911,103
Less: accumulated depreciation and amortization	212,793	233,121
Real estate, net	645,479	677,982
Cash and cash equivalents	12,077	50,900
Restricted cash	1,890	932
Investment in and advances to non-consolidated entities	5,941	6,477
Deferred expenses, net	6,076	6,326
Rent receivable - current	440	365
Rent receivable - deferred	24,372	22,529
Other assets	2,899	2,202
Total assets	$699,174	$767,713

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$212,965	$212,792
Co-borrower debt	147,692	157,789
Related party advances, net	2,476	2,422
Accounts payable and other liabilities	2,880	8,748
Accrued interest payable	680	691
Deferred revenue - including below market leases, net	740	804
Distributions payable	14,952	14,952
Prepaid rent	3,596	3,233
Total liabilities	385,981	401,431

Commitments and contingencies
Partners' capital	313,193	366,282
Total liabilities and partners' capital	$699,174	$767,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except unit data)

	Three Months ended March 31,
	2018	2017
Gross revenues:
Rental	$19,943	$17,308
Tenant reimbursements	2,164	1,973
Total gross revenues	22,107	19,281
Expense applicable to revenues:
Depreciation and amortization	(8,872)	(9,172)
Property operating	(3,114)	(3,557)
General and administrative	(1,785)	(1,439)
Non-operating income	2	229
Interest and amortization expense	(5,012)	(3,407)
Impairment charges	(22,730)	(2,497)
Gains on sales of properties	930	—
Loss before provision for income taxes and equity in earnings of non-consolidated entities	(18,474)	(562)
Provision for income taxes	(12)	(8)
Equity in earnings of non-consolidated entities	252	100
Net loss	$(18,234)	$(470)
Net loss per unit	$(0.23)	$(0.01)
Weighted-average units outstanding	80,565,611	83,241,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited and in thousands, except unit amounts)

Three Months ended March 31, 2018	Units	Partners' Capital
Balance December 31, 2017	80,565,611	$366,282
Changes in co-borrower debt allocation	—	(19,903)
Distributions	—	(14,952)
Net loss	—	(18,234)
Balance March 31, 2018	80,565,611	$313,193

Three Months ended March 31, 2017
Balance December 31, 2016	83,241,396	$387,623
Changes in co-borrower debt allocation	—	47,811
Distributions	—	(16,916)
Net loss	—	(470)
Balance March 31, 2017	83,241,396	$418,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months ended March 31,
	2018	2017
Net cash provided by operating activities	$8,549	$9,887
Cash flows from investing activities:
Investments in real estate under construction	—	(8,761)
Capital expenditures	(4,175)	(638)
Net proceeds from the sale of properties	2,101	3,889
Investment in and advances to non-consolidated entities	—	(175)
Distributions from non-consolidated entities in excess of accumulated earnings	467	154
Increase in deferred leasing costs	(17)	(1)
Real estate deposits	(14)	(2)
Net cash used in investing activities	(1,638)	(5,534)
Cash flows from financing activities:
Distributions to partners	(14,952)	(16,916)
Principal amortization payments	(346)	(323)
Proceeds of mortgages and notes payable	500	—
Co-borrower debt payments	(30,000)	—
Deferred financing costs	(32)	—
Related party advances, net	54	7,877
Net cash used in financing activities	(44,776)	(9,362)
Change in cash, cash equivalents and restricted cash	(37,865)	(5,009)
Cash, cash equivalents and restricted cash, at beginning of period	51,832	53,576
Cash, cash equivalents and restricted cash, at end of period	$13,967	$48,567

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$50,900	$52,031
Restricted cash at beginning of period	932	1,545
Cash, cash equivalents and restricted cash at beginning of period	$51,832	$53,576

Cash and cash equivalents at end of period	$12,077	$47,027
Restricted cash at end of period	1,890	1,540
Cash, cash equivalents and restricted cash at end of period	$13,967	$48,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. As of March 31, 2018, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96% of the outstanding units of the Partnership.

As of March 31, 2018, the Partnership had ownership interests in 31 consolidated real estate properties, located in 20 states. The properties in which the Partnership has an interest are leased to tenants in various industries.

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

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2018 have been prepared by the Partnership in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 (“Annual Report”).

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

Earnings Per Unit. Net income (loss) per unit is computed by dividing net income (loss) by the weighted-average number of operating partnership units, or OP units, outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests classified as common stock of Lexington, par value $0.0001 per share ("common shares"), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of March 31, 2018, Lexington's common shares had a closing price of $7.87 per share. The estimated fair value of these units was $28,561, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $14,952 ($0.19 per weighted-average unit) and $16,916 ($0.20 per weighted-average unit) to its partners during the three months ended March 31, 2018 and 2017, respectively.

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
Reclassifications. Certain amounts included in the 2017 unaudited condensed consolidated financial statements have been reclassified to conform to the 2018 presentation.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

New Accounting Standards Adopted in 2018. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. Restricted cash balances are now included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Partnership's consolidated statement of cash flows for all periods presented. Restricted cash is comprised primarily of cash balances held in escrows by lenders. In addition, separate line items showing changes in restricted cash balances are now eliminated from the Partnership's consolidated statement of cash flows. These ASUs were effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Partnership adopted these ASUs effective January 1, 2018 on a retrospective basis. The Partnership's adoption of this guidance did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU was effective for reporting periods beginning after December 15, 2017. The Partnership expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Partnership adopted this guidance effective January 1, 2018 on a prospective basis. The Partnership's adoption of this guidance did not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The new guidance was effective for reporting periods beginning after December 15, 2017. The Partnership’s revenue-producing contracts are primarily leases that are not within the scope of this standard as leases are excluded from ASU 2014-09. The Partnership expects that it may be impacted in its recognition of non-lease revenue, non-lease components of revenue from lease agreements (upon adoption of ASU 2016-02) and the timing of its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control and the buyer having the ability to direct the use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. As a result, the Partnership generally expects that the new guidance may result in transactions qualifying as sales of real estate at an earlier date than under previous GAAP. The Partnership adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. As the majority of the Partnership’s revenue is from rental income related to leases, the adoption of the ASU did not have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate. The ASU requires the Partnership to measure at fair value any retained interest in a partial sale of real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The Partnership adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective approach. The Partnership's adoption of this guidance did not have a material impact on its consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

Recently Issued Accounting Guidance. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for the Partnership's future obligations under its ground lease arrangements for which the Partnership is the lessee. From a lessor perspective, the Partnership expects that lease components will primarily be recognized on a straight-line basis over the lease term. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, ASU 2016-02 will require that the Partnership capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2016-02 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Partnership expects to adopt this new guidance on January 1, 2019 and continues to evaluate the impact that this guidance will have on its consolidated financial statements.

(2)     Dispositions and Impairment

During the three months ended March 31, 2018, the Partnership disposed of its interest in an industrial property for a gross sale price of $2,300 and recognized a gain on sale of $930. During the three months ended March 31, 2017, the Partnership sold its interest in a vacant office property for a gross sale price of $4,130 and recognized an impairment charge of $2,497.
The Partnership assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Partnership estimates that its cost will not be recovered. During the three months ended March 31, 2018, the Partnership recognized aggregate impairment charges on real estate properties of $22,730. Included in the impairment charges recognized during the three months ended March 31, 2018, is an impairment charge of $17,906 recognized on an office property in Overland Park, Kansas. The office property is encumbered at March 31, 2018 by a $32,591 non-recourse mortgage loan, which is $19,366 in excess of the property's estimated fair value.
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
The Partnership's carrying value in NLS at March 31, 2018 and December 31, 2017 was $5,639 and $6,175, respectively. The Partnership recognized net income from NLS of $247 and $97 in equity in earnings from non-consolidated entities during the three months ended March 31, 2018 and 2017, respectively. The Partnership contributed $175 to NLS during the three months ended March 31, 2017. In addition, the Partnership received distributions of $783 and $250 from NLS during the three months ended March 31, 2018 and 2017, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

(4)    Fair Value Measurements

The following table presents the Partnership's assets measured at fair value as of March 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets*	$17,594	$—	$—	$17,594
* Represents a non-recurring fair value measurement as of the date of impairment.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$360,657	$342,989	$370,581	$352,806

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

(5)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Mortgages and notes payable	$214,458	$214,303
Unamortized debt issuance costs	(1,493)	(1,511)
	$212,965	$212,792
Interest rates, including imputed rates, ranged from 4.0% to 6.5% at March 31, 2018 and December 31, 2017, and the mortgages and notes payable mature between 2019 and 2033. The weighted-average interest rate at March 31, 2018 and December 31, 2017 was approximately 4.8%.

Lexington, and the Partnership as co-borrower, have a $1,105,000 unsecured credit agreement with KeyBank National Association, as agent. With lender approval, Lexington can increase the size of the amended facility to an aggregate $2,010,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$300,000 Term Loan(2)	August 2020	LIBOR + 1.10%
$300,000 Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At March 31, 2018, the revolving credit facility had $100,000 of borrowings outstanding and availability of $405,000 subject to covenant compliance.

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

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at March 31, 2018.
In accordance with the guidance of ASC 405-40, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above-mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $147,692 and $157,789 as of March 31, 2018 and December 31, 2017, respectively. Non-cash changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

(6)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2018 and 2017, the following tenants represented greater than 10% of rental revenues:

	2018	2017
Preferred Freezer Services of Richland, LLC	16.5%	19.0%

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
The Partnership had outstanding net advances owed to Lexington of $2,476 and $2,422 as of March 31, 2018 and December 31, 2017, respectively. The advances are payable on demand.
Lexington earned distributions of $14,340 and $16,287 during the three months ended March 31, 2018 and 2017, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $2,369 and $1,811 for the three months ended March 31, 2018 and 2017, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $1,744 and $1,418 for the three months ended March 31, 2018 and 2017, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $156 and $170 for the three months ended March 31, 2018 and 2017, respectively, for aggregate fees charged by the affiliate.
In addition, during 2017, the Partnership obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of Lexington's Chairman, who is also the holder of the most OP units other than Lexington, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina. In January 2018, the Partnership obtained an additional $500 of financing proceeds. The Partnership reimbursed the Chairman's affiliate approximately $105 for its expenses and paid the Chairman's affiliate a $128 structuring fee. The loan may be increased to $12,000 upon certain events.
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
March 31, 2018 and 2017
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
The Partnership has guaranteed $250,000 aggregate principal amount of 4.40% Senior Notes due 2024 (“2024 Senior Notes”) issued by Lexington at an issuance price of 99.883% of the principal amount and $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“2023 Senior Notes”) issued by Lexington at an issuance price of 99.026% of the principal amount, collectively referred to as the Senior Notes. The Senior Notes are unsecured and pay interest semi-annually in arrears. Lexington may redeem the Senior Notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
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
(9)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2018 and 2017, the Partnership paid $4,821 and $3,869, respectively, for interest and $27 and $45, respectively, for income taxes.
(10)    Subsequent Event

Subsequent to March 31, 2018, the Partnership obtained $25,850 non-recourse mortgage financing with a fixed rate of 5.4%, which matures in November 2032 and is secured by an industrial property in Warren, Michigan,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. When we use the terms the “Partnership” or “LCIF”, we mean Lepercq Corporate Income Fund L.P. and all entities owned by it, including non-consolidated entities, except where it is clear that the term means only LCIF. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2018. The results of operations contained herein for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the three months ended March 31, 2018 and 2017, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company and the Partnership included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's and the Partnership's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 27, 2018, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
As of March 31, 2018, we had ownership interests in approximately 170 consolidated real estate properties, located in 37 states and containing an aggregate of approximately 48.1 million square feet of space, approximately 97.2% of which was leased. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, in the first quarter of 2018, we continued to be an active seller of non-core assets such as vacant properties and properties subject to short-term leases. In addition, we continue our efforts to increase the percentage of rents from industrial assets, which include sales of non-core assets and acquisitions of industrial assets.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend our weighted-average lease term on a cash basis, which was approximately 8.9 years at March 31, 2018 and 8.8 years at March 31, 2017.
During the first quarter of 2018, we entered into new leases and lease extensions encompassing approximately 209 thousand square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $5.92 per square foot compared to the average GAAP base rent on these leases before extension of $5.67 per square foot. The weighted-average cost of tenant improvements and lease commissions was $5.41 per square foot for new leases and $0.23 per square foot for extended leases on a GAAP basis.
First Quarter 2018 Transaction Summary.
The following summarizes our significant transactions during the three months ended March 31, 2018.
Investments:

•	Committed to acquire industrial properties in Olive Branch, MS for an aggregate cost of $92.5 million.
Capital Recycling:

•	Disposed of our interests in various consolidated properties for approximately $62.7 million.
Debt:

•	Obtained an additional $500 thousand in EB-5 financing on our AvidXchange Charlotte, NC property from an affiliate of Lexington's chairman.
Equity

•	Repurchased and retired 795,775 common shares at an average price of $7.94 per common share.
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
At March 31, 2018, we had $6.6 million and $83.8 million of property specific mortgage balloon debt due in 2018 and 2019, respectively. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($90.2 million at March 31, 2018), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($405.0 million at March 31, 2018), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.

Cash flows from operations were $56.2 million for the three months ended March 31, 2018 as compared to $57.4 million for the three months ended March 31, 2017. The decrease was primarily related to the impact of property sales and vacancies, a decrease in lease termination payments and a decrease in prepaid rent, offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash provided by investing activities totaled $51.2 million and $101.3 million during the three months ended March 31, 2018 and 2017, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable and changes in real estate deposits, net. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, capital expenditures, lease costs, changes in real estate deposits, net, and investments in and advances to non-consolidated entities.
Net cash used in financing activities totaled $121.9 million and $35.6 million during the three months ended March 31, 2018 and 2017, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, repayment of debt obligations and repurchases of common shares. Cash provided by financing activities related primarily to proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares.
Dividends. Dividends paid to our common and preferred shareholders were $44.8 million and $42.8 million in the three months ended March 31, 2018 and 2017, respectively.
UPREIT Structure. As of March 31, 2018, 3.2 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $28.6 million based on our closing price of $7.87 per common share as of March 31, 2018 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of March 31, 2018:

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
We have a $1.105 billion unsecured credit agreement with KeyBank National Association, as agent. With lender approval, we can increase the size of the amended facility to an aggregate $2.01 billion. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505.0 Million Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$300.0 Million Term Loan(2)	August 2020	LIBOR + 1.10%
$300.0 Million Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At March 31, 2018, the unsecured revolving credit facility had $100.0 million of borrowings outstanding and availability of $405.0 million subject to covenant compliance.

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

As of March 31, 2018, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.

Results of Operations
Three months ended March 31, 2018 compared with three months ended March 31, 2017. The decrease in net income attributable to common shareholders of $56.4 million was primarily due to the items discussed below.
The increase in total gross revenues during the three months ended March 31, 2018 of $6.5 million was primarily attributable to an increase in rental revenue. Rental revenue increased $5.9 million primarily due to new 2017 property acquisitions rental revenue of $11.6 million and changes in occupancy of $0.5 million, partially offset by a decrease in revenue from properties disposed of $4.9 million and a reduction in termination fee income of $1.6 million. In addition, there was an increase in tenant reimbursements of $0.7 million during the three months ended March 31, 2018.
The increase in depreciation and amortization expense of $3.6 million was primarily due to acquisitions of certain properties.
The decrease in property operating expense of $0.6 million was primarily due to a decrease in transaction costs and the net effect of purchases and sales of properties with operating expense responsibilities.
The decrease in non-operating income of $2.1 million was primarily due to the collection of loans receivable in 2017.
The increase in interest and amortization expense of $0.6 million related primarily to an overall increase in our debt outstanding.
The increase in impairment charges of $45.1 million related to the timing of impairment charges recognized on certain properties primarily due to potential sales, vacancies and lack of leasing prospects.
The decrease in gains on sales of properties of $11.4 million related to the timing of sales of properties.
The decrease in equity in earnings of non-consolidated entities of $1.8 million was primarily due to the sale of our interest in a non-consolidated entity in 2017.
The change in net (income) loss attributable to noncontrolling interests of $0.7 million related primarily to an increase in the net loss of LCIF in 2018 compared to 2017.
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

The following presents our consolidated same-store NOI, for the three months ended March 31, 2018 and 2017 ($000's):

	Three Months ended March 31,
	2018	2017
Total cash base rent	$78,590	$78,604
Tenant reimbursements	7,590	6,933
Property operating expenses	(10,732)	(10,226)
Same-store NOI	$75,448	$75,311
Our reported same-store NOI increased from the first quarter of 2017 to the first quarter of 2018 by 0.2%. The increase in same-store NOI between periods primarily related to an increase in tenant reimbursement in certain of our properties. Our historical same-store square footage leased was 96.5% at March 31, 2018 and 98.7% at March 31, 2017.
Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months ended March 31,
	2018	2017
Net income (loss)	$(14,823)	$42,220

Interest and amortization expense	20,331	19,725
Provision for income taxes	503	422
Depreciation and amortization	46,537	42,891
General and administrative	8,996	9,457
Transaction costs	—	186
Non-operating income	(546)	(2,621)
Gains on sales of properties	(22,774)	(34,193)
Impairment charges and loan loss	53,049	7,992
Equity in (earnings) of non-consolidated entities	(113)	(1,910)
Lease termination income	(308)	(1,929)
Straight-line adjustments	(4,866)	(2,909)
Lease incentives	536	431
Amortization of above/below market leases	(22)	514
NOI	86,500	80,276

Less NOI:
Acquisitions and dispositions	(11,052)	(4,965)
Same-Store NOI	$75,448	$75,311

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

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and three months ended March 31, 2018 and 2017 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended March 31,
	2018	2017
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$(15,957)	$40,397
Adjustments:
Depreciation and amortization	45,154	41,542
Impairment charges - real estate	53,049	2,698
Noncontrolling interests - OP units	(729)	(19)
Amortization of leasing commissions	1,383	1,349
Joint venture and noncontrolling interest adjustment	258	340
Gains on sales of properties, including non-consolidated entities	(22,774)	(35,645)
FFO available to common shareholders and unitholders - basic	60,384	50,662
Preferred dividends	1,572	1,572
Amount allocated to participating securities	70	71
FFO available to all equityholders and unitholders - diluted	62,026	52,305
Loan loss	—	5,294
Transaction costs	—	186
Adjusted Company FFO available to all equityholders and unitholders - diluted	$62,026	$57,785

Per Common Share and Unit Amounts
Basic:
FFO	$0.25	$0.21

Diluted:
FFO	$0.25	$0.21
Adjusted Company FFO	$0.25	$0.23

	Three Months ended March 31,
	2018	2017
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	238,072,081	237,179,526
Operating partnership units(1)	3,629,195	3,771,642
Weighted-average common shares outstanding - basic FFO	241,701,276	240,951,168

Diluted:
Weighted-average common shares outstanding - diluted EPS	238,072,081	241,088,049
Operating partnership units(1)	3,629,195	—
Unvested share-based payment awards and options	562,084	691,936
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	246,973,930	246,490,555
(1) Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

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
Cash flows from operations totaled $8.5 million and $9.9 million during the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to the impact of reduced cash flows attributable to sold properties and an increase in interest expense, offset by cash flow generated from acquired properties. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which the Partnership has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership cash management program.
Net cash used in investing activities totaled $1.6 million and $5.5 million during the three months ended March 31, 2018 and 2017, respectively. Cash used in investing activities related primarily to capital expenditures on real estate properties, investments in real estate under construction, investments in non-consolidated entities and an increase in deferred lease costs. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities in excess of accumulated earnings.
Net cash used in financing activities totaled $44.8 million and $9.4 million during the three months ended March 31, 2018 and 2017, respectively. Cash used in financing activities was primarily attributable to distribution payments, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to related party advances, net and proceeds of mortgages and notes payable.
Property Specific Debt. As of March 31, 2018, the Partnership had no property-specific debt maturing in 2018 and $31.8 million in 2019. However, if a mortgage loan is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage loan to avoid transferring the underlying property to the lender or selling the underlying property to a third party.
 Capital Recycling. During the three months ended March 31, 2018 and 2017, the Partnership disposed of its interests in certain investments for an aggregate gross sales price of $2.3 million and $4.1 million, respectively.

Results of Operations
Three months ended March 31, 2018 compared with the three months ended March 31, 2017. The increase in net loss of $17.8 million was primarily due to the items discussed below.
The increase in total gross revenues of $2.8 million was primarily attributable to an increase in rental revenue. The increase in rental revenue of $2.6 million was primarily due to rental revenue from newly acquired properties of $2.9 million, partially offset by a reduction in rental revenue of $0.3 million due to a decrease in revenue from properties sold.
The increase in interest and amortization expense of $1.6 million was primarily due to an increase in interest due to the financing of a property in Charlotte, North Carolina and an increase in allocated co-borrower debt.
The increase in impairment charges of $20.2 million primarily related to the timing of impairment charges recognized on the sale or potential sale of properties or lack of leasing prospects.
The gains on sales of properties of $0.9 million in 2018 related to a gain on the sale of an industrial property in Marshall, Michigan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $574.1 million at March 31, 2018, which represented 28.4% of our aggregate principal consolidated indebtedness. We had no consolidated variable-rate indebtedness outstanding at March 31, 2017. During the three-month periods ended March 31, 2018, our variable-rate indebtedness had a weighted-average interest rate of 2.8%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2018 would have increased by $1.3 million. As of March 31, 2018 and 2017, our aggregate principal consolidated fixed-rate debt was $1.4 billion and $1.9 billion, respectively, which represented 71.6% and 100.0%, respectively, for our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2018. We believe the fair value is indicative of the interest rate environment as of March 31, 2018, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.4 billion as of March 31, 2018.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2018, we had five interest rate swap agreements (see note 7 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

The Partnership has similar exposure to market risk and interest rate risk relating to its variable-rate indebtedness because the Partnership is a co-borrower of certain of the Company's variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Lexington Realty Trust:

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2018. Management believes the unaudited condensed consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

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

Lepercq Corporate Income Fund L.P.:

Evaluation of Disclosure Controls and Procedures.  The Partnership’s management, with the participation of Lex GP’s President and Lex GP’s Vice President and Treasurer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including Lex GP’s President and Lex GP’s Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of Lex GP's President and Lex GP's Vice President and Treasurer, has concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2018. Management believes the unaudited condensed consolidated financial statements contained herein present fairly, in all material respects, the Partnership's financial position as of the specified dates and the Partnership's results of operations and cash flows for the specified periods.

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
The following table summarizes repurchases of our common shares/OP units during the three months ended March 31, 2018 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2018	—	$—	—	6,599,088
February 1 - 28, 2018	—	$—	—	6,599,088
March 1 - 31, 2018	795,775	$7.94	795,775	5,803,313
First quarter 2018	795,775	$7.94	795,775	5,803,313

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

10.2	—	Retirement Agreement, dated January 18, 2018, between the Company and E. Robert Roskind (filed as Exhibit 10.2 to the 1/19/18 8-K)(1, 4)
10.3	—
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

(5)
The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged; (vii) Unaudited Condensed Consolidated Balance Sheets of LCIF; (viii) Unaudited Condensed Consolidated Statements of Operations of LCIF; (ix) Unaudited Condensed Consolidated Statements of Changes in Partners' Capital of LCIF; (x) Unaudited Condensed Consolidated Statements of Cash Flows of LCIF; and (xi) Notes to Unaudited Condensed Consolidated Financial Statements of LCIF, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	May 8, 2018	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	May 8, 2018	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	May 8, 2018	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Date:	May 8, 2018	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President and Treasurer (principal financial officer)