Form 10-Q
period 2018-06-30
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2018-08-08
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018.
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of Lexington Realty Trust's classes of common stock, as of the latest practicable date: 239,899,418 common shares of beneficial interest, par value $0.0001 per share, as of August 6, 2018.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2018, which we refer to as this Quarterly Report, of (1) Lexington Realty Trust and its subsidiaries and (2) Lepercq Corporate Income Fund L.P. and subsidiaries. Unless stated otherwise or the context otherwise requires, (1) the “Company,” the “Trust,” “Lexington,” “we,” “our,” and “us” refer collectively to Lexington Realty Trust and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries, and (2) “LCIF” or the “Partnership” refer to Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

The Company is the sole equity owner of (1) Lex GP-1 Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of June 30, 2018, approximately 96.0% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets:
Real estate, at cost	$3,650,121	$3,936,459
Real estate - intangible assets	523,097	599,091
	4,173,218	4,535,550
Less: accumulated depreciation and amortization	1,139,865	1,225,650
Real estate, net	3,033,353	3,309,900
Assets held for sale	171,550	2,827
Cash and cash equivalents	75,373	107,762
Restricted cash	71,564	4,394
Investment in and advances to non-consolidated entities	17,199	17,476
Deferred expenses, net	29,472	31,693
Rent receivable – current	4,712	5,450
Rent receivable – deferred	52,861	52,769
Other assets	20,107	20,749
Total assets	$3,476,191	$3,553,020

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$701,774	$689,810
Revolving credit facility borrowings	195,000	160,000
Term loans payable, net	597,251	596,663
Senior notes payable, net	495,616	495,198
Trust preferred securities, net	127,246	127,196
Dividends payable	48,474	49,504
Liabilities held for sale	2,333	—
Accounts payable and other liabilities	26,207	38,644
Accrued interest payable	6,069	5,378
Deferred revenue - including below market leases, net	33,736	33,182
Prepaid rent	13,189	16,610
Total liabilities	2,246,895	2,212,185

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 239,888,688 and 240,689,081 shares issued and outstanding in 2018 and 2017, respectively	24	24
Additional paid-in-capital	2,811,981	2,818,520
Accumulated distributions in excess of net income	(1,693,165)	(1,589,724)
Accumulated other comprehensive income	1,098	1,065
Total shareholders’ equity	1,213,954	1,323,901
Noncontrolling interests	15,342	16,934
Total equity	1,229,296	1,340,835
Total liabilities and equity	$3,476,191	$3,553,020
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross revenues:
Rental	$97,649	$87,565	$192,171	$176,219
Tenant reimbursements	7,844	8,119	15,959	15,564
Total gross revenues	105,493	95,684	208,130	191,783
Expense applicable to revenues:
Depreciation and amortization	(45,440)	(42,320)	(91,977)	(85,211)
Property operating	(10,906)	(12,974)	(22,383)	(25,090)
General and administrative	(7,421)	(8,141)	(16,417)	(17,598)
Non-operating income	354	1,371	900	3,992
Interest and amortization expense	(21,734)	(19,216)	(42,065)	(38,941)
Debt satisfaction charges, net	—	(46)	—	(46)
Impairment charges and loan loss	(35,269)	(13,599)	(88,318)	(21,591)
Gains on sales of properties	14,432	10,240	37,206	44,433
Income (loss) before provision for income taxes and equity in earnings (losses) of non-consolidated entities	(491)	10,999	(14,924)	51,731
Provision for income taxes	(379)	(377)	(882)	(799)
Equity in earnings (losses) of non-consolidated entities	75	(3,257)	188	(1,347)
Net income (loss)	(795)	7,365	(15,618)	49,585
Less net income attributable to noncontrolling interests	(899)	(213)	(391)	(393)
Net income (loss) attributable to Lexington Realty Trust shareholders	(1,694)	7,152	(16,009)	49,192
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(3,145)	(3,145)
Allocation to participating securities	(60)	(60)	(130)	(131)
Net income (loss) attributable to common shareholders	$(3,327)	$5,519	$(19,284)	$45,916

Net income (loss) attributable to common shareholders - per common share basic	$(0.01)	$0.02	$(0.08)	$0.19
Weighted-average common shares outstanding – basic	237,312,726	237,720,198	237,690,306	237,451,355

Net income (loss) attributable to common shareholders - per common share diluted	$(0.01)	$0.02	$(0.08)	$0.19
Weighted-average common shares outstanding – diluted	237,312,726	241,531,313	237,690,306	241,310,529
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(795)	$7,365	$(15,618)	$49,585
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(213)	184	33	1,476
Other comprehensive income (loss)	(213)	184	33	1,476
Comprehensive income (loss)	(1,008)	7,549	(15,585)	51,061
Comprehensive income attributable to noncontrolling interests	(899)	(213)	(391)	(393)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$(1,907)	$7,336	$(15,976)	$50,668
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Six Months ended June 30, 2018		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance December 31, 2017	$1,340,835	$94,016	$24	$2,818,520	$(1,589,724)	$1,065	$16,934
Redemption of noncontrolling OP units for common shares	—	—	—	63	—	—	(63)
Issuance of common shares and deferred compensation amortization, net	3,391	—	—	3,391	—	—	—
Repurchase of common shares	(7,362)	—	—	(7,362)	—	—	—
Repurchase of common shares to settle tax obligations	(2,544)	—	—	(2,544)	—	—	—
Forfeiture of employee common shares	(78)	—	—	(87)	9	—	—
Dividends/distributions	(89,361)	—	—	—	(87,441)	—	(1,920)
Net income (loss)	(15,618)	—	—	—	(16,009)	—	391
Other comprehensive income	33	—	—	—	—	33	—
Balance June 30, 2018	$1,229,296	$94,016	$24	$2,811,981	$(1,693,165)	$1,098	$15,342

Six Months ended June 30, 2017		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2016	$1,412,491	$94,016	$24	$2,800,736	$(1,500,966)	$(1,033)	$19,714
Redemption of noncontrolling OP units for common shares	—	—	—	485	—	—	(485)
Issuance of common shares and deferred compensation amortization, net	20,996	—	—	20,996	—	—	—
Dividends/distributions	(88,423)	—	—	—	(86,668)	—	(1,755)
Net income	49,585	—	—	—	49,192	—	393
Other comprehensive income	1,476	—	—	—	—	1,476	—
Balance June 30, 2017	$1,396,125	$94,016	$24	$2,822,217	$(1,538,442)	$443	$17,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months ended June 30,
	2018	2017
Net cash provided by operating activities:	$110,881	$106,021
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(136,776)	(152,474)
Investment in real estate under construction	—	(76,933)
Capital expenditures	(10,566)	(8,548)
Net proceeds from sale of properties	127,035	148,960
Net proceeds from sale of non-consolidated investment	—	6,127
Principal payments received on loans receivable	—	89,005
Investments in and advances to non-consolidated entities	(187)	(4,068)
Distributions from non-consolidated entities in excess of accumulated earnings	389	425
Increase in deferred leasing costs	(1,801)	(3,056)
Change in real estate deposits, net	(111)	11,683
Net cash provided by (used in) investing activities	(22,017)	11,121
Cash flows from financing activities:
Dividends to common and preferred shareholders	(88,471)	(85,895)
Principal amortization payments	(14,369)	(14,797)
Principal payments on debt, excluding normal amortization	—	(19,757)
Revolving credit facility borrowings	135,000	—
Revolving credit facility payments	(100,000)	—
Deferred financing costs	(493)	(292)
Payment of early extinguishment of debt charges	—	(55)
Proceeds of mortgages and notes payable	26,350	—
Cash distributions to noncontrolling interests	(1,920)	(1,755)
Issuance of common shares, net of costs and repurchases to settle tax obligations	(2,818)	16,848
Repurchase of common shares	(7,362)	—
Net cash used in financing activities	(54,083)	(105,703)
Change in cash, cash equivalents and restricted cash	34,781	11,439
Cash, cash equivalents and restricted cash, at beginning of period	112,156	117,779
Cash, cash equivalents and restricted cash, at end of period	$146,937	$129,218

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$107,762	$86,637
Restricted cash at beginning of period	4,394	31,142
Cash, cash equivalents and restricted cash at beginning of period	$112,156	$117,779

Cash and cash equivalents at end of period	$75,373	$93,279
Restricted cash at end of period	71,564	35,939
Cash, cash equivalents and restricted cash at end of period	$146,937	$129,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
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
As of June 30, 2018, the Company had ownership interests in approximately 170 consolidated real estate properties, located in 37 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2018 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 (“Annual Report”).
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
June 30, 2018 and 2017
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
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of June 30, 2018 and December 31, 2017, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Real estate, net	$627,078	$682,587
Total assets	$755,542	$766,025
Mortgages and notes payable, net	$238,285	$212,792
Total liabilities	$250,208	$226,331
In addition, the Company acquires, from time to time, properties using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a "reverse 1031 exchange") and, as such, the properties are in the possession of an Exchange Accommodation Titleholder ("EAT") until the reverse 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance and can collapse the 1031 exchange structure at any time. The assets of the EAT primarily consist of leased property (net real estate and intangibles).
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
June 30, 2018 and 2017
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
New Accounting Standards Adopted in 2018. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. Restricted cash balances are now included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Company's consolidated statement of cash flows for all periods presented. Restricted cash is comprised primarily of cash balances held in escrow by lenders. In addition, separate line items showing changes in restricted cash balances are now eliminated from the Company's consolidated statement of cash flows. These ASUs were effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted these ASUs effective January 1, 2018 on a retrospective basis. The effect of the adoption resulted in (1) a $55 increase in cash provided by operating activities for the six months ended June 30, 2017 due to the reclassification of debt satisfaction payments to financing activities, (2) a $6,369 increase in cash provided by investing activities and (3) a decrease in cash used in financing activities of $1,627 for the six months ended June 30, 2017.
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
June 30, 2018 and 2017
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
Recently Issued Accounting Guidance. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The Company expects the ASU to result in the recognition of a right-to-use asset and related liability to account for the Company's future obligations under its ground lease arrangements for which the Company is the lessee. From a lessor perspective, the Company expects that lease components will primarily be recognized on a straight-line basis over the lease term. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components; however, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements in July 2018, which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, ASU 2016-02 will require that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2016-02 originally required a modified retrospective method of adoption; however, under ASU 2018-11 companies may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some other optional practical expedients. The Company expects to adopt this new guidance on January 1, 2019 and continues to evaluate the impact that this guidance will have on its consolidated financial statements.
In August 2017, the FASB issued ASU-2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Topic 815. The ASU is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not believe the adoption of the new guidance will have a material impact on its consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2018 and 2017:

	Three Months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
BASIC
Net income (loss) attributable to common shareholders	$(3,327)	$5,519	$(19,284)	$45,916
Weighted-average number of common shares outstanding - basic	237,312,726	237,720,198	237,690,306	237,451,355

Net income (loss) attributable to common shareholders - per common share basic	$(0.01)	$0.02	$(0.08)	$0.19

DILUTED
Net income (loss) attributable to common shareholders - basic	$(3,327)	$5,519	$(19,284)	$45,916
Impact of assumed conversions	—	—	—	(19)
Net income (loss) attributable to common shareholders	$(3,327)	$5,519	$(19,284)	$45,897

Weighted-average common shares outstanding - basic	237,312,726	237,720,198	237,690,306	237,451,355
Effect of dilutive securities:
Share options	—	86,653	—	111,252
OP Units	—	3,724,462	—	3,747,922
Weighted-average common shares outstanding - diluted	237,312,726	241,531,313	237,690,306	241,310,529

Net income (loss) attributable to common shareholders - per common share diluted	$(0.01)	$0.02	$(0.08)	$0.19
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate
The Company completed the following acquisition transactions during the six months ended June 30, 2018:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below-Market Lease Intangible
Industrial	Olive Branch, MS	April 2018	$44,090	07/2029	$1,958	$38,687	$3,445	$—
Industrial	Olive Branch, MS	April 2018	48,575	06/2021	2,500	42,538	5,151	(1,614)
Industrial	Edwardsville, IL	June 2018	44,178	05/2030	3,649	41,292	3,467	(4,230)
			$136,843		$8,107	$122,517	$12,063	$(5,844)

(4)	Dispositions and Impairment
During the six months ended June 30, 2018 and 2017, the Company disposed of its interests in various properties for an aggregate gross sale price of $128,324 and $151,856, respectively, and recognized aggregate gains on sales of properties of $37,206 and $44,433, respectively. In addition, during the six months ended 2017, the Company recognized debt satisfaction charges of $44 relating to sold properties. As of June 30, 2018, $64,511 of the sales proceeds were held with an EAT and are included in restricted cash on the Company's consolidated balance sheet.
As of June 30, 2018, the Company had six properties classified as held for sale. At December 31, 2017, the Company had one retail property classified as held for sale. The properties were classified as held for sale as the properties were either under contract for sale and/or a sale of the property to a third party within the next 12 months was probable.
Assets and liabilities of held for sale properties as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Assets:
Real estate, at cost	$167,733	$2,827
Real estate, intangible assets	23,369	—
Accumulated depreciation and amortization	(26,368)	—
Rent receivable - deferred	4,235	—
Other	2,581	—
	$171,550	$2,827

Liabilities:
Mortgages and notes payable, net	$104	$—
Accounts payable and other liabilities	1,912	—
Prepaid rent	317	—
	$2,333	$—

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the six months ended June 30, 2018 and 2017, the Company recognized aggregate impairment charges on real estate properties of $88,318 and $16,297, respectively. Included in the impairment charges recognized during the six months ended June 30, 2018, are impairment charges of $17,906 recognized on an office property in Overland Park, Kansas, $5,591 recognized on an office property in Kansas City, Missouri and $25,585 on an unencumbered office property in Memphis, Tennessee. The Overland Park, Kansas and Kansas City, Missouri properties are encumbered at June 30, 2018 by $47,884 of non-recourse mortgage loans, which are $25,259 in excess of the properties' estimated fair value.
In February 2017, the Company recognized a $5,294 loan loss on the assignment of a loan receivable secured by a hospital in Kennewick, Washington.
(5)    Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,098	$—	$1,098	$—
Impaired real estate assets*	$121,393	$—	$—	$121,393

	Balance	Fair Value Measurements Using
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,065	$—	$1,065	$—
Impaired real estate assets*	$7,829	$—	$—	$7,829
*Represents a non-recurring fair value measurement, including assets held for sale. Fair value as of the date of impairment.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$2,116,887	$2,061,819	$2,068,867	$2,013,226
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2018 and December 31, 2017, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
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

(6)	Investment in and Advances to Non-Consolidated Entities
As of June 30, 2018, the Company had ownership interests ranging from 15% to 25% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $96,010 at June 30, 2018 (the Company's proportionate share was $20,749). In addition, in 2017, the Company formed a non-consolidated joint venture with a developer to pursue industrial build-to-suit opportunities. The Company's initial contribution to this joint venture of $5,831 was used to acquire a 151-acre parcel of developable land.
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
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of June 30, 2018, the Company had a 25% equity interest in the joint venture. The joint venture completed the project during 2016 for a total construction cost of $79,964. The Company was contractually obligated to provide construction financing to the joint venture up to $56,686. During 2017, the Company received $49,085 in full satisfaction of the construction financing from the proceeds of a $50,000 third-party financing.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(7)	Debt
The Company had the following mortgages and notes payable outstanding as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Mortgages and notes payable	$708,946	$697,068
Unamortized debt issuance costs	(7,172)	(7,258)
	$701,774	$689,810
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at June 30, 2018 and December 31, 2017 and all mortgages and notes payables mature between 2018 and 2036 as of June 30, 2018. The weighted-average interest rate was 4.6% at June 30, 2018 and December 31, 2017.
The Company had the following senior notes outstanding as of June 30, 2018 and December 31, 2017:

Issue Date	June 30, 2018	December 31, 2017	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized discount	(1,371)	(1,507)
Unamortized debt issuance cost	(3,013)	(3,295)
	$495,616	$495,198
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

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At June 30, 2018, the revolving credit facility had $195,000 borrowings outstanding and availability of $310,000, subject to covenant compliance.

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

(4)	The aggregate unamortized debt issuance costs for the term loans were $2,749 and $3,337 as of June 30, 2018 and December 31, 2017, respectively.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2018.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at June 30, 2018 was 4.1%. As of June 30, 2018 and December 31, 2017, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,874 and $1,924, respectively, of unamortized debt issuance costs.

(8)	Derivatives and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2018 and 2017.
As of June 30, 2018, the Company has designated the interest-rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rate on $255,000 of LIBOR-indexed variable-rate unsecured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $1,098 will be reclassified as a decrease to interest expense.
As of June 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	5	$255,000

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$1,098	Other Assets	$1,065
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017.

Derivatives in Cash Flow	Amount of Income Recognized in OCI on Derivatives (Effective Portion) June 30,		Location of (Income) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Income) Loss Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
Hedging Relationships	2018	2017		2018	2017
Interest Rate Swaps	$606	$554	Interest expense	$(573)	$922
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2018, the Company had not posted any collateral related to the agreements.

(9)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2018 and 2017, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)	Equity
Shareholders' Equity. During the six months ended June 30, 2017, the Company issued 1,593,603 common shares under its At-The-Market offering program and generated aggregate gross proceeds of $17,362.
During the six months ended June 30, 2018 and 2017, the Company granted common shares to certain employees as follows:

	Six Months ended June 30,
	2018	2017
Performance Shares(1)
Shares granted:
Index - 1Q	331,025	106,706
Peer - 1Q	331,019	106,705
Index - 2Q		163,466
Peer - 2Q		163,463

Grant date fair value per share:(2)
Index - 1Q	$5.81	$6.82
Peer - 1Q	$5.37	$6.34
Index - 2Q		$4.05
Peer - 2Q		$4.27

Non-Vested Common Shares:(3)
Shares issued	237,570	237,560
Grant date fair value	$2,190	$2,551

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the six months ended June 30, 2018, 116,926 of the 642,029 performance shares issued in 2015 vested.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

In addition, during the six months ended June 30, 2018 and 2017, the Company issued 46,561 and 36,136, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $431 and $382, respectively.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the six months ended June 30, 2018, the Company repurchased and retired 925,775 common shares, at an average price of $7.93 per common share. No repurchases occurred during the six months ended June 30, 2017.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Six Months ended June 30,
	2018	2017
Balance at beginning of period	$1,065	$(1,033)
Other comprehensive income before reclassifications	606	554
Amounts of (income) loss reclassified from accumulated other comprehensive income (loss) to interest expense	(573)	922
Balance at end of period	$1,098	$443
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
As of June 30, 2018, there were approximately 3,206,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

(11)	Related Party Transactions
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(12)	Commitments and Contingencies
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

(13)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the six months ended June 30, 2018 and 2017, the Company paid $39,046 and $38,705, respectively, for interest and $1,219 and $1,278, respectively, for income taxes.

(14)	Subsequent Events
Subsequent to June 30, 2018, the Company sold three non-industrial properties for an aggregate sales price of $46,613, all of which were classified as held for sale at June 30, 2018.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	June 30, 2018	December 31, 2017
Assets:
Real estate, at cost	$736,576	$794,242
Real estate - intangible assets	96,465	116,861
	833,041	911,103
Less: accumulated depreciation and amortization	210,568	233,121
Real estate, net	622,473	677,982
Assets held for sale	17,284	—
Cash and cash equivalents	15,009	50,900
Restricted cash	67,094	932
Investment in and advances to non-consolidated entities	5,931	6,477
Deferred expenses, net	5,569	6,326
Rent receivable - current	440	365
Rent receivable - deferred	20,560	22,529
Other assets	2,252	2,202
Total assets	$756,612	$767,713

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$238,285	$212,792
Co-borrower debt	164,605	157,789
Related party advances, net	4,350	2,422
Accounts payable and other liabilities	3,507	8,748
Accrued interest payable	669	691
Deferred revenue - including below market leases, net	4,927	804
Distributions payable	14,953	14,952
Prepaid rent	2,704	3,233
Total liabilities	434,000	401,431

Commitments and contingencies
Partners' capital	322,612	366,282
Total liabilities and partners' capital	$756,612	$767,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except unit data)

	Three Months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross revenues:
Rental	$19,846	$18,691	$39,789	$35,999
Tenant reimbursements	1,828	1,955	3,992	3,928
Total gross revenues	21,674	20,646	43,781	39,927
Expense applicable to revenues:
Depreciation and amortization	(9,239)	(9,209)	(18,111)	(18,381)
Property operating	(2,316)	(3,042)	(5,430)	(6,599)
General and administrative	(1,888)	(1,853)	(3,673)	(3,292)
Non-operating income	165	3	167	232
Interest and amortization expense	(5,381)	(3,932)	(10,393)	(7,339)
Impairment charges	(1,208)	(2,762)	(23,938)	(5,259)
Gains on sales of properties	14,432	—	15,362	—
Income (loss) before provision for income taxes and equity in earnings of non-consolidated entities	16,239	(149)	(2,235)	(711)
Provision for income taxes	(25)	(18)	(37)	(26)
Equity in earnings of non-consolidated entities	72	159	324	259
Net income (loss)	$16,286	$(8)	$(1,948)	$(478)
Net income (loss) per unit	$0.20	$—	$(0.02)	$(0.01)
Weighted-average units outstanding	80,565,611	83,241,396	80,565,611	83,241,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited and in thousands, except unit amounts)

Six Months ended June 30, 2018	Units	Partners' Capital
Balance December 31, 2017	80,565,611	$366,282
Changes in co-borrower debt allocation	—	(11,816)
Distributions	—	(29,906)
Net loss	—	(1,948)
Balance June 30, 2018	80,565,611	$322,612

Six Months ended June 30, 2017
Balance December 31, 2016	83,241,396	$387,623
Changes in co-borrower debt allocation	—	43,239
Distributions	—	(33,832)
Net loss	—	(478)
Balance June 30, 2017	83,241,396	$396,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months ended June 30,
	2018	2017
Net cash provided by operating activities	$19,179	$21,180
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(44,110)	(24,317)
Investments in real estate under construction	—	(20,894)
Capital expenditures	(4,209)	(3,814)
Net proceeds from the sale of properties	66,535	7,106
Investment in and advances to non-consolidated entities	—	(1,067)
Distributions from non-consolidated entities in excess of accumulated earnings	477	219
Change in deferred leasing costs	2	(339)
Real estate deposits	(14)	(17)
Net cash provided by (used in) investing activities	18,681	(43,123)
Cash flows from financing activities:
Distributions to partners	(29,905)	(17,545)
Principal amortization payments	(624)	(525)
Proceeds of mortgages and notes payable	26,350	—
Co-borrower debt payments, net	(5,000)	—
Deferred financing costs	(338)	—
Related party advances, net	1,928	12,381
Net cash used in financing activities	(7,589)	(5,689)
Change in cash, cash equivalents and restricted cash	30,271	(27,632)
Cash, cash equivalents and restricted cash, at beginning of period	51,832	53,576
Cash, cash equivalents and restricted cash, at end of period	$82,103	$25,944

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$50,900	$52,031
Restricted cash at beginning of period	932	1,545
Cash, cash equivalents and restricted cash at beginning of period	$51,832	$53,576

Cash and cash equivalents at end of period	$15,009	$24,404
Restricted cash at end of period	67,094	1,540
Cash, cash equivalents and restricted cash at end of period	$82,103	$25,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. As of June 30, 2018, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96% of the outstanding units of the Partnership.

As of June 30, 2018, the Partnership had ownership interests in 31 consolidated real estate properties, located in 19 states. The properties in which the Partnership has an interest are leased to tenants in various industries.

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

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2018 have been prepared by the Partnership in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 (“Annual Report”).

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

Exchange Accommodation Titleholder. The Partnership acquires, from time to time, properties using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a "reverse 1031 exchange") and, as such, the properties are in the possession of an Exchange Accommodation Titleholder ("EAT") until the reverse 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Partnership consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance and can collapse the 1031 exchange structure at any time. The assets of the EAT primarily consist of leased property (net real estate and intangibles).
Earnings Per Unit. Net income (loss) per unit is computed by dividing net income (loss) by the weighted-average number of operating partnership units, or OP units, outstanding during the period. There are no potential dilutive securities.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests classified as common stock of Lexington, par value $0.0001 per share ("common shares"), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of June 30, 2018, Lexington's common shares had a closing price of $8.73 per share. The estimated fair value of these units was $31,516, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $29,906 ($0.37 per weighted-average unit) and $33,832 ($0.41 per weighted-average unit) to its partners during the six months ended June 30, 2018 and 2017, respectively.

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
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

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
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

Recently Issued Accounting Guidance. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for the Partnership's future obligations under its ground lease arrangements for which the Partnership is the lessee. From a lessor perspective, the Partnership expects that lease components will primarily be recognized on a straight-line basis over the lease term. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements in July 2018 which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, ASU 2016-02 will require that the Partnership capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2016-02 originally required a modified retrospective method of adoption, however, under ASU 2018-11 companies may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Partnership expects to adopt this new guidance on January 1, 2019 and continues to evaluate the impact that this guidance will have on its consolidated financial statements.

(2)     Investment in Real Estate

The Partnership completed the following acquisition during the six months ended June 30, 2018:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below-Market Lease Intangible
Industrial	Edwardsville, IL	June 2018	$44,178	05/2030	$3,649	$41,292	$3,467	$(4,230)
During the six months ended June 30, 2018, the Partnership disposed of its interest in two properties for a gross sale price of $66,799 and recognized an aggregate gain on sale of $15,362. As of June 30, 2018, $64,511 of the 2018 sale proceeds were held in an EAT and are included in restricted cash on the Partnership's consolidated balance sheet. During the six months ended June 30, 2017, the Partnership sold its interest in two vacant office properties for an aggregate gross sale price of $7,591 and recognized aggregate impairment charges of $5,259.
As of June 30, 2018, the Partnership had a specialty asset in Vineland, New Jersey classified as held for sale as the sale of the asset to a third party in the next 12 months was probable. The Partnership had no properties classified as held for sale at December 31, 2017. Assets held for sale as of June 30, 2018 consisted of $17,284 of real estate, net.
The Partnership assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Partnership estimates that its cost will not be recovered. During the six months ended June 30, 2018, the Partnership recognized aggregate impairment charges on real estate properties of $23,938. Included in the impairment charges recognized during the six months ended June 30, 2018, is an impairment charge of $17,906 recognized on an office property in Overland Park, Kansas. The office property is encumbered at June 30, 2018 by a $32,411 non-recourse mortgage loan, which is $19,186 in excess of the property's estimated fair value.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

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
The Partnership's carrying value in NLS at June 30, 2018 and December 31, 2017 was $5,630 and $6,175, respectively. The Partnership recognized net income from NLS of $314 and $251 in equity in earnings from non-consolidated entities during the six months ended June 30, 2018 and 2017, respectively. The Partnership contributed $1,067 to NLS during the six months ended June 30, 2017. In addition, the Partnership received distributions of $859 and $470 from NLS during the six months ended June 30, 2018 and 2017, respectively.
(4)    Fair Value Measurements

The following table presents the Partnership's assets measured at fair value as of June 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets*	$16,345	$—	$—	$16,345
* Represents a non-recurring fair value measurement as of the date of impairment.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$402,890	$385,292	$370,581	$352,806

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
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Partnership estimates that the fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates carrying value due to the relatively short maturity of the instruments.

(5)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Mortgages and notes payable	$240,029	$214,303
Unamortized debt issuance costs	(1,744)	(1,511)
	$238,285	$212,792
Interest rates, including imputed rates, ranged from 4.0% to 6.5% at June 30, 2018 and December 31, 2017, and the mortgages and notes payable mature between 2019 and 2033. The weighted-average interest rate at June 30, 2018 and December 31, 2017 was approximately 4.9% and 4.8%, respectively.

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

(1)
Maturity date can be extended to August 2020 at Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At June 30, 2018, the revolving credit facility had $195,000 of borrowings outstanding and availability of $310,000 subject to covenant compliance.

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

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2018.
In accordance with the guidance of ASC 405-40, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above-mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $164,605 and $157,789 as of June 30, 2018 and December 31, 2017, respectively. Non-cash changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

(6)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2018 and 2017, the following tenant represented greater than 10% of rental revenues:

	2018	2017
Preferred Freezer Services of Richland, LLC	16.5%	18.2%

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
The Partnership had outstanding net advances owed to Lexington of $4,350 and $2,422 as of June 30, 2018 and December 31, 2017, respectively. The advances are payable on demand.
Lexington earned distributions of $28,683 and $32,595 during the six months ended June 30, 2018 and 2017, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $4,861 and $3,854 for the six months ended June 30, 2018 and 2017, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $3,559 and $3,211 for the six months ended June 30, 2018 and 2017, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $292 and $330 for the six months ended June 30, 2018 and 2017, respectively, for aggregate fees charged by the affiliate.
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
June 30, 2018 and 2017
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
(9)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the six months ended June 30, 2018 and 2017, the Partnership paid $9,953 and $7,578, respectively, for interest and $121 and $194, respectively, for income taxes.
(10)    Subsequent Event

Subsequent to June 30, 2018, the Partnership sold a specialty asset for $20,200, which was classified as held for sale at June 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. When we use the terms the “Partnership” or “LCIF”, we mean Lepercq Corporate Income Fund L.P. and all entities owned by it, including non-consolidated entities, except where it is clear that the term means only LCIF. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018. The results of operations contained herein for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the three and six months ended June 30, 2018 and 2017, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company and the Partnership included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's and the Partnership's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 27, 2018, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
As of June 30, 2018, we had ownership interests in approximately 170 consolidated real estate properties, located in 37 states and containing an aggregate of approximately 50.7 million square feet of space, approximately 97.3% of which was leased. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during the first half of 2018, we continued to be an active seller of non-core assets such as vacant properties and properties subject to short-term leases. In addition, we continue our efforts to increase the percentage of rents from industrial assets, which include sales of non-core assets and acquisitions of industrial assets.

In recent years, demand for space in the suburban office market has not been as strong as demand for space in the industrial market. We believe this is due to a continuing trend of downsizing of corporate office requirements and an increase in the demand for regionalized distribution and e-commerce facilities. In addition, industrial assets generally require less capital to maintain and re-lease than is required by office assets. In recent years, we have focused on increasing our rental revenue from industrial assets as compared to office assets.  We expect that our office portfolio will continue to decrease in size primarily through sales or other dispositions of office assets.  Our capital recycling strategy may have a near-term dilutive impact on earnings due to sales of revenue-producing office properties, but we believe in the long term this strategy will benefit shareholder value.
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend our weighted-average lease term on a cash basis, which was approximately 8.8 years at June 30, 2018 and 9.0 years at June 30, 2017.
During the second quarter of 2018, we entered into new leases and lease extensions encompassing approximately 331 thousand square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $12.61 per square foot compared to the average GAAP base rent on these leases before extension of $12.33 per square foot. The weighted-average cost of tenant improvements and lease commissions was $24.78 per square foot for new leases and $3.91 per square foot for extended leases on a GAAP basis.
Second Quarter 2018 Transaction Summary.
The following summarizes our significant transactions during the three months ended June 30, 2018.
Investments:

•	Acquired three industrial properties for an aggregate cost of $136.8 million described below.
Capital Recycling:

•	Disposed of our interests in various consolidated properties for approximately $65.6 million.
Debt:

•	Obtained $25.9 million of non-recourse mortgage financing with a fixed rate of 5.4%, which matures in November 2032 and is secured by an industrial property in Warren, MI.
Equity

•	Repurchased and retired 130,000 common shares at an average price of $7.87 per common share.
Acquisition Activity.
During the six months ended June 30, 2018, we completed the following acquisition transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Olive Branch, MS	Industrial	716	$44.1	April 2018	11
Olive Branch, MS	Industrial	1,170	48.5	April 2018	3
Edwardsville, IL	Industrial	1,018	44.2	June 2018	12
		2,904	$136.8
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
During the six months ended June 30, 2018, we obtained $25.9 million of long-term mortgage financing at a fixed interest rate of 5.4% secured by the Warren, Michigan property.
At June 30, 2018, we had $6.6 million and $83.8 million of property specific mortgage balloon debt due in 2018 and 2019, respectively. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($75.4 million at June 30, 2018), property sale proceeds (including $64.5 million held by a 1031 exchange intermediary at June 30, 2018), borrowing capacity under our unsecured revolving credit facility ($310.0 million at June 30, 2018), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.
Cash flows from operations were $110.9 million for the six months ended June 30, 2018 as compared to $106.0 million for the six months ended June 30, 2017. The increase was primarily related to cash flows generated from acquired properties, partially offset by the impact of property sales and vacancies and a decrease in lease termination payments. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash provided by (used in) investing activities totaled $(22.0) million and $11.1 million during the six months ended June 30, 2018 and 2017, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable and changes in real estate deposits, net. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, capital expenditures, lease costs and investments in and advances to non-consolidated entities.
Net cash used in financing activities totaled $54.1 million and $105.7 million during the six months ended June 30, 2018 and 2017, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, repayment of debt obligations and repurchases of common shares. Cash provided by financing activities related primarily to proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares.
Dividends. Dividends paid to our common and preferred shareholders were $88.5 million and $85.9 million in the six months ended June 30, 2018 and 2017, respectively.
UPREIT Structure. As of June 30, 2018, 3.2 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $31.5 million based on our closing price of $8.73 per common share as of June 30, 2018 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of June 30, 2018:

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

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At June 30, 2018, the unsecured revolving credit facility had $195.0 million of borrowings outstanding and availability of $310.0 million subject to covenant compliance.

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

As of June 30, 2018, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.
Results of Operations
Three months ended June 30, 2018 compared with three months ended June 30, 2017. The decrease in net income attributable to common shareholders of $8.8 million was primarily due to the items discussed below.
The increase in total gross revenues during the three months ended June 30, 2018 of $9.8 million was primarily attributable to an increase in rental revenue. Rental revenue increased $10.1 million primarily due to rental revenue of $11.0 million from properties acquired in 2018 and 2017 and the acceleration of below-market lease intangible accretion on three retail assets of $3.5 million, partially offset by a decrease in revenue from properties disposed of $3.9 million and a reduction in termination fee income of $0.4 million.
The increase in depreciation and amortization expense of $3.1 million was primarily due to acquisitions of certain properties, offset by sales of properties and assets being classified as held for sale.
The decrease in property operating expense of $2.1 million was primarily due to the net effect of purchases of properties and the sale of certain properties with operating expense responsibilities, primarily vacant properties, coupled with changes in occupancy and management responsibility of certain properties.
The decrease in general and administrative expense of $0.7 million was primarily due to a decrease in professional fees.
The decrease in non-operating income of $1.0 million was primarily due to the collection of loans receivable in 2017.
The increase in interest and amortization expense of $2.5 million related primarily to an overall increase in our debt outstanding.
The increase in impairment charges of $21.7 million related to the timing of impairment charges recognized on certain properties primarily due to potential sales, vacancies and lack of leasing prospects. During the three months ended June 30, 2018, we completed an extensive impairment analysis of our non-industrial assets due to our contemplating a potentially shorter holding period for these assets, which contributed to this increase in impairment charges.
The increase in gains on sales of properties of $4.2 million related to the timing of sales of properties.
The increase in equity in earnings (losses) of non-consolidated entities of $3.3 million was primarily due to an impairment charge recognized on our non-consolidated investment in Palm Beach Gardens, Florida in 2017.
The change in net income attributable to noncontrolling interests of $0.7 million related primarily to an increase in the net income of LCIF in 2018 compared to 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017. The decrease in net income attributable to common shareholders of $65.2 million was primarily due to the items discussed below.
The increase in total gross revenues during the six months ended June 30, 2018 of $16.3 million was primarily attributable to an increase in rental revenue. Rental revenue increased $16.0 million primarily due to rental revenue of $22.5 million from properties acquired in 2018 and 2017 and the acceleration of below-market lease intangible accretion on three retail assets of $3.5 million, partially offset by a decrease in revenue from properties disposed of $8.8 million and a reduction in termination fee income of $2.0 million.
The increase in depreciation and amortization expense of $6.8 million was primarily due to acquisitions of certain properties, offset by sales of properties and assets being classified as held for sale.
The decrease in property operating expense of $2.7 million was primarily due to the net effect of purchases of properties and the sale of certain properties with operating expense responsibilities, primarily vacant properties, coupled with changes in occupancy and management responsibility of certain properties.
The decrease in general and administrative expense of $1.2 million was primarily due to a decrease in professional fees.
The decrease in non-operating income of $3.1 million was primarily due to the collection of loans receivable in 2017.
The increase in interest and amortization expense of $3.1 million related primarily to an overall increase in our debt outstanding.
The increase in impairment charges of $66.7 million related to the timing of impairment charges recognized on certain properties primarily due to potential sales, vacancies and lack of leasing prospects. The increase was also due to our strategy of disposing of non-industrial assets, thus shortening the potential holding period of certain assets.
The decrease in gains on sales of properties of $7.2 million related to the timing of sales of properties.
The increase in equity in earnings (losses) of non-consolidated entities of $1.5 million was primarily due to an impairment charge recognized on our non-consolidated investment in Palm Beach Gardens, Florida in 2017, partially offset by a gain recognized on the sale of a non-consolidated investment in Oklahoma City, Oklahoma in 2017.
Any increase in net income in future periods will be closely tied to the level of our acquisitions and dispositions and leasing activity. Without acquisitions and favorable leasing activity, the sources of growth in net income are limited to index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and debt refinancings and by controlling other variable overhead costs and, periodically, gains on sales of properties. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates, decreased occupancy rates, tenant monetary defaults, delayed acquisitions and the other risks described in our periodic reports filed with the SEC.
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

The following presents our consolidated same-store NOI, for the six months ended June 30, 2018 and 2017 ($000's):

	Six Months ended June 30,
	2018	2017
Total cash base rent	$153,401	$152,878
Tenant reimbursements	14,616	13,599
Property operating expenses	(20,386)	(19,752)
Same-store NOI	$147,631	$146,725
Our reported same-store NOI increased from the first six months of 2017 to the first six months of 2018 by 0.6%. The increase in same-store NOI between periods primarily related to an increase in cash base rent and tenant reimbursements, offset by an increase in operating expenses in certain of our properties. Our historical same-store square footage leased was 96.4% at June 30, 2018 and 98.7% at June 30, 2017.
Below is a reconciliation of net income (loss) to same-store NOI for periods presented ($000's):

	Six Months ended June 30,
	2018	2017
Net income (loss)	$(15,618)	$49,585

Interest and amortization expense	42,065	38,941
Provision for income taxes	882	799
Depreciation and amortization	91,977	85,211
General and administrative	16,417	17,598
Pursuit/transaction costs	353	488
Non-operating income	(900)	(3,992)
Gains on sales of properties	(37,206)	(44,433)
Impairment charges and loan loss	88,318	21,591
Debt satisfaction charges, net	—	46
Equity in (earnings) losses of non-consolidated entities	(188)	1,347
Lease termination income	(617)	(2,625)
Straight-line adjustments	(10,879)	(8,550)
Lease incentives	1,055	941
Amortization of above/below market leases	(3,248)	860
NOI	172,411	157,807

Less NOI:
Acquisitions and dispositions	(24,780)	(11,082)
Same-Store NOI	$147,631	$146,725

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

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and six months ended June 30, 2018 and 2017 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$(3,327)	$5,519	$(19,284)	$45,916
Adjustments:
Depreciation and amortization	44,225	41,076	89,379	82,618
Impairment charges - real estate	35,269	17,111	88,318	19,809
Noncontrolling interests - OP units	649	—	(80)	(19)
Amortization of leasing commissions	1,215	1,244	2,598	2,593
Joint venture and noncontrolling interest adjustment	258	265	516	605
Gains on sales of properties, including non-consolidated entities	(14,432)	(10,240)	(37,206)	(45,885)
FFO available to common shareholders and unitholders - basic	63,857	54,975	124,241	105,637
Preferred dividends	1,573	1,573	3,145	3,145
Amount allocated to participating securities	60	60	130	131
FFO available to all equityholders and unitholders - diluted	65,490	56,608	127,516	108,913
Debt satisfaction charges, net	—	46	—	46
Loan loss	—	—	—	5,294
Other(1)	(3,120)	302	(3,120)	488
Adjusted Company FFO available to all equityholders and unitholders - diluted	$62,370	$56,956	$124,396	$114,741

Per Common Share and Unit Amounts
Basic:
FFO	$0.27	$0.23	$0.51	$0.44

Diluted:
FFO	$0.27	$0.23	$0.52	$0.44
Adjusted Company FFO	$0.25	$0.23	$0.50	$0.47

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	237,312,726	237,720,198	237,690,306	237,451,355
Operating partnership units(2)	3,619,315	3,724,462	3,624,228	3,747,922
Weighted-average common shares outstanding - basic FFO	240,932,041	241,444,660	241,314,534	241,199,277

Diluted:
Weighted-average common shares outstanding - diluted EPS	237,312,726	241,531,313	237,690,306	241,310,529
Operating partnership units(2)	3,619,315	—	3,624,228	—
Unvested share-based payment awards and options	445,283	606,934	503,461	648,810
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	246,087,894	246,848,817	246,528,565	246,669,909
(1)     "Other" primarily consisted of the acceleration of below-market lease intangible accretion in 2018 and transaction related costs in 2017.
(2)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of June 30, 2018, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

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
Liquidity and Capital Resources
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
Cash flows from operations totaled $19.2 million and $21.2 million during the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to the impact of reduced cash flows attributable to sold properties and an increase in interest expense, offset by cash flow generated from acquired properties. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which the Partnership has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership cash management program.
Net cash provided by (used in) investing activities totaled $18.7 million and $(43.1) million during the six months ended June 30, 2018 and 2017, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities related primarily to the acquisition of and capital expenditures on real estate properties, investments in real estate under construction, investments in non-consolidated entities and an increase in deferred lease costs.
Net cash used in financing activities totaled $7.6 million and $5.7 million during the six months ended June 30, 2018 and 2017, respectively. Cash used in financing activities was primarily attributable to distribution payments, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to related party advances, net and proceeds of mortgages and notes payable.
Property Specific Debt. During the six months ended June 30, 2018, the Partnership obtained $25.9 million of long-term mortgage financing at a fixed interest rate of 5.4% secured by the Warren, Michigan property. As of June 30, 2018, the Partnership had no property-specific debt maturing in 2018 and $31.8 million in 2019. However, if a mortgage loan is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage loan to avoid transferring the underlying property to the lender or selling the underlying property to a third party.
Acquisitions. In June 2018, the Partnership acquired an industrial property in Edwardsville, Illinois for $44.2 million. In April 2017, the Partnership completed an office build-to-suit property in Charlotte, North Carolina for $61.3 million.
Capital Recycling. During the six months ended June 30, 2018 and 2017, the Partnership disposed of its interests in certain investments for an aggregate gross sales price of $66.8 million and $7.6 million, respectively.

Results of Operations
Three months ended June 30, 2018 compared with the three months ended June 30, 2017. The increase in net income of $16.3 million was primarily due to the items discussed below.
The increase in total gross revenues of $1.0 million was primarily attributable to an increase in rental revenue. The increase in rental revenue of $1.2 million was primarily due to rental revenue from newly acquired properties of $1.9 million, partially offset by a reduction in rental revenue of $0.5 million due to a decrease in revenue from properties sold.
The decrease in property operating expense of $0.7 million was primarily due to the net effect of purchases of properties and the sale of certain properties with operating expense responsibilities, primarily vacant properties, coupled with changes in occupancy and management responsibility of certain properties.
The increase in interest and amortization expense of $1.4 million was primarily due to an increase in interest due to the financing of a property in Charlotte, North Carolina and an increase in allocated co-borrower debt interest.
The decrease in impairment charges of $1.6 million primarily related to the timing of impairment charges recognized on the sale, potential sale or lack of leasing prospects for certain properties.
The gains on sales of properties of $14.4 million in 2018 related to a gain on the sale of an office property in Phoenix, Arizona.
Six months ended June 30, 2018 compared with the six months ended June 30, 2017. The increase in net loss of $1.5 million was primarily due to the items discussed below.
The increase in total gross revenues of $3.9 million was primarily attributable to an increase in rental revenue. The increase in rental revenue of $3.8 million was primarily due to rental revenue from newly acquired properties of $4.8 million, partially offset by a reduction in rental revenue of $0.8 million due to a decrease in revenue from properties sold.
The decrease in property operating expense of $1.2 million was primarily due to the net effect of purchases of properties and the sale of certain properties with operating expense responsibilities, primarily vacant properties, coupled with changes in occupancy and management responsibility of certain properties.
The increase in interest and amortization expense of $3.1 million was primarily due to an increase in interest due to the financing of a property in Charlotte, North Carolina and an increase in allocated co-borrower debt interest.
The increase in impairment charges of $18.7 million primarily related to the timing of impairment charges recognized on the sale, potential sale or lack of leasing prospects for certain properties.
The gains on sales of properties of $15.3 million in 2018 related primarily to a gain on the sale of an office property in Phoenix, Arizona.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $669.1 million and $129.1 million at June 30, 2018 and 2017, respectively, which represented 31.4% and 7.0% of our aggregate principal consolidated indebtedness. During the three-month periods ended June 30, 2018 and 2017, our variable-rate indebtedness had a weighted-average interest rate of 3.2% and 2.9%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2018 and 2017 would have increased by $1.6 million and $219 thousand, respectively. During the six-month periods ended June 30, 2018 and 2017, our variable-rate indebtedness had a weighted-average interest rate of 3.0% and 2.9%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2018 and 2017 would have increased by $2.9 million and $219 thousand, respectively. As of June 30, 2018 and 2017, our aggregate principal consolidated fixed-rate debt was $1.5 billion and $1.7 billion, respectively, which represented 68.6% and 93.0%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of June 30, 2018. We believe the fair value is indicative of the interest rate environment as of June 30, 2018, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.4 billion as of June 30, 2018.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2018, we had five interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

The Partnership has similar exposure to market risk and interest rate risk relating to its variable-rate indebtedness because the Partnership is a co-borrower of certain of the Company's variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Lexington Realty Trust:

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Lepercq Corporate Income Fund L.P.:

Evaluation of Disclosure Controls and Procedures.  The Partnership’s management, with the participation of Lex GP’s President and Lex GP’s Vice President and Treasurer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including Lex GP’s President and Lex GP’s Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of Lex GP's President and Lex GP's Vice President and Treasurer, has concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2018.

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
The following table summarizes repurchases of our common shares/OP units during the three months ended June 30, 2018 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2018	130,000	$7.87	130,000	5,673,313
May 1 - 31, 2018	—	—	—	5,673,313
June 1 -30, 2018	—	—	—	5,673,313
Second quarter 2018	130,000	$7.87	130,000	5,673,313

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

(5)
The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged; (vii) Unaudited Condensed Consolidated Balance Sheets of LCIF; (viii) Unaudited Condensed Consolidated Statements of Operations of LCIF; (ix) Unaudited Condensed Consolidated Statements of Changes in Partners' Capital of LCIF; (x) Unaudited Condensed Consolidated Statements of Cash Flows of LCIF; and (xi) Notes to Unaudited Condensed Consolidated Financial Statements of LCIF, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 8, 2018	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	August 8, 2018	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	August 8, 2018	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Date:	August 8, 2018	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President and Treasurer (principal financial officer)