Form 10-Q
period 2018-09-30
LEXINGTON REALTY TRUST; LEPERCQ CORPORATE INCOME FUND L P
filed 2018-11-06
CIK 910108, 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018.
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
Indicate the number of shares outstanding of each of Lexington Realty Trust's classes of common stock, as of the latest practicable date: 236,274,338 common shares of beneficial interest, par value $0.0001 per share, as of November 2, 2018.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2018, which we refer to as this Quarterly Report, of (1) Lexington Realty Trust and its subsidiaries and (2) Lepercq Corporate Income Fund L.P. and subsidiaries. Unless stated otherwise or the context otherwise requires, (1) the “Company,” the “Trust,” “Lexington,” “we,” “our,” and “us” refer collectively to Lexington Realty Trust and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries, and (2) “LCIF” or the “Partnership” refer to Lepercq Corporate Income Fund L.P. and its consolidated subsidiaries. All of the Company's and LCIF's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

The Company is the sole equity owner of (1) Lex GP-1 Trust, or Lex GP, a Delaware statutory trust, and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  The Company, through Lex GP and Lex LP, holds, as of September 30, 2018, approximately 96.0% of LCIF's outstanding units of limited partner interest, which we refer to as OP units. The remaining OP units are beneficially owned by E. Robert Roskind, Chairman of the Trust, and certain non-affiliated investors. As the sole equity owner of LCIF’s general partner, the Company has the ability to control all of LCIF’s day-to-day operations subject to the terms of LCIF’s partnership agreement.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets:
Real estate, at cost	$3,005,959	$3,936,459
Real estate - intangible assets	418,268	599,091
	3,424,227	4,535,550
Less: accumulated depreciation and amortization	934,096	1,225,650
Real estate, net	2,490,131	3,309,900
Assets held for sale	134,744	2,827
Cash and cash equivalents	128,444	107,762
Restricted cash	263,543	4,394
Investment in and advances to non-consolidated entities	70,879	17,476
Deferred expenses, net	15,211	31,693
Rent receivable – current	3,584	5,450
Rent receivable – deferred	54,551	52,769
Other assets	10,853	20,749
Total assets	$3,171,940	$3,553,020

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$585,369	$689,810
Revolving credit facility borrowings	—	160,000
Term loans payable, net	447,099	596,663
Senior notes payable, net	495,825	495,198
Trust preferred securities, net	127,271	127,196
Dividends payable	48,384	49,504
Liabilities held for sale	1,446	—
Accounts payable and other liabilities	29,239	38,644
Accrued interest payable	10,234	5,378
Deferred revenue - including below market leases, net	19,163	33,182
Prepaid rent	10,909	16,610
Total liabilities	1,774,939	2,212,185

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 238,946,145 and 240,689,081 shares issued and outstanding in 2018 and 2017, respectively	24	24
Additional paid-in-capital	2,803,581	2,818,520
Accumulated distributions in excess of net income	(1,518,669)	(1,589,724)
Accumulated other comprehensive income	652	1,065
Total shareholders’ equity	1,379,604	1,323,901
Noncontrolling interests	17,397	16,934
Total equity	1,397,001	1,340,835
Total liabilities and equity	$3,171,940	$3,553,020
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross revenues:
Rental	$91,815	$89,704	$283,986	$265,923
Tenant reimbursements	8,143	7,985	24,102	23,549
Total gross revenues	99,958	97,689	308,088	289,472
Expense applicable to revenues:
Depreciation and amortization	(37,716)	(43,495)	(129,693)	(128,706)
Property operating	(10,678)	(11,694)	(33,061)	(36,784)
General and administrative	(7,482)	(7,963)	(23,899)	(25,561)
Litigation reserve	—	(2,050)	—	(2,050)
Non-operating income	766	1,005	1,666	4,997
Interest and amortization expense	(21,159)	(18,887)	(63,224)	(57,828)
Debt satisfaction gains (charges), net	(2,228)	2,424	(2,228)	2,378
Impairment charges and loan loss	(2,542)	(21,986)	(90,860)	(43,577)
Gains on sales of properties	202,371	10,645	239,577	55,078
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	221,290	5,688	206,366	57,419
Provision for income taxes	(444)	(375)	(1,326)	(1,174)
Equity in earnings (losses) of non-consolidated entities	4	283	192	(1,064)
Net income	220,850	5,596	205,232	55,181
Less net income attributable to noncontrolling interests	(2,834)	(55)	(3,225)	(448)
Net income attributable to Lexington Realty Trust shareholders	218,016	5,541	202,007	54,733
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(253)	(52)	(279)	(183)
Net income attributable to common shareholders	$216,190	$3,916	$197,010	$49,832

Net income attributable to common shareholders - per common share basic	$0.91	$0.02	$0.83	$0.21
Weighted-average common shares outstanding – basic	237,354,669	237,989,098	237,577,198	237,632,572

Net income attributable to common shareholders - per common share diluted	$0.90	$0.02	$0.83	$0.21
Weighted-average common shares outstanding – diluted	246,058,298	241,702,715	241,660,588	241,442,227
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$220,850	$5,596	$205,232	$55,181
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(446)	67	(413)	1,543
Other comprehensive income (loss)	(446)	67	(413)	1,543
Comprehensive income	220,404	5,663	204,819	56,724
Comprehensive income attributable to noncontrolling interests	(2,834)	(55)	(3,225)	(448)
Comprehensive income attributable to Lexington Realty Trust shareholders	$217,570	$5,608	$201,594	$56,276
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months Ended September 30, 2018		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance December 31, 2017	$1,340,835	$94,016	$24	$2,818,520	$(1,589,724)	$1,065	$16,934
Redemption of noncontrolling OP units for common shares	—	—	—	63	—	—	(63)
Issuance of common shares and deferred compensation amortization, net	5,016	—	—	5,016	—	—	—
Repurchase of common shares	(17,387)	—	—	(17,387)	—	—	—
Repurchase of common shares to settle tax obligations	(2,544)	—	—	(2,544)	—	—	—
Forfeiture of employee common shares	(71)	—	—	(87)	16	—	—
Dividends/distributions	(133,667)	—	—	—	(130,968)	—	(2,699)
Net income	205,232	—	—	—	202,007	—	3,225
Other comprehensive loss	(413)	—	—	—	—	(413)	—
Balance September 30, 2018	$1,397,001	$94,016	$24	$2,803,581	$(1,518,669)	$652	$17,397

Nine Months Ended September 30, 2017		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2016	$1,412,491	$94,016	$24	$2,800,736	$(1,500,966)	$(1,033)	$19,714
Redemption of noncontrolling OP units for common shares	—	—	—	574	—	—	(574)
Issuance of common shares and deferred compensation amortization, net	23,069	—	—	23,069	—	—	—
Dividends/distributions	(132,789)	—	—	—	(130,226)	—	(2,563)
Net income	55,181	—	—	—	54,733	—	448
Other comprehensive income	1,543	—	—	—	—	1,543	—
Balance September 30, 2017	$1,359,495	$94,016	$24	$2,824,379	$(1,576,459)	$510	$17,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities:	$169,656	$172,407
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(207,791)	(418,574)
Investment in real estate under construction	—	(81,364)
Capital expenditures	(11,349)	(13,367)
Net proceeds from sale of properties	807,739	186,499
Net proceeds from sale of non-consolidated investment	—	6,127
Principal payments received on loans receivable	—	89,670
Investments in and advances to non-consolidated entities	(8,580)	(4,068)
Distributions from non-consolidated entities in excess of accumulated earnings	590	477
Increase in deferred leasing costs	(3,074)	(5,284)
Change in real estate deposits, net	(85)	10,938
Net cash provided by (used in) investing activities	577,450	(228,946)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(132,088)	(128,996)
Principal amortization payments	(22,622)	(23,243)
Principal payments on debt, excluding normal amortization	(6,708)	(41,488)
Proceeds from term loans	—	95,000
Term loan payments	(151,000)	—
Revolving credit facility borrowings	150,000	270,000
Revolving credit facility payments	(310,000)	(70,000)
Deferred financing costs	(667)	(1,252)
Payment of early extinguishment of debt charges	—	(55)
Proceeds of mortgages and notes payable	26,350	—
Cash distributions to noncontrolling interests	(2,699)	(2,563)
Issuance of common shares, net of costs and repurchases to settle tax obligations	(2,818)	16,848
Repurchase of common shares	(15,023)	—
Net cash provided by (used in) financing activities	(467,275)	114,251
Change in cash, cash equivalents and restricted cash	279,831	57,712
Cash, cash equivalents and restricted cash, at beginning of period	112,156	117,779
Cash, cash equivalents and restricted cash, at end of period	$391,987	$175,491

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$107,762	$86,637
Restricted cash at beginning of period	4,394	31,142
Cash, cash equivalents and restricted cash at beginning of period	$112,156	$117,779

Cash and cash equivalents at end of period	$128,444	$140,545
Restricted cash at end of period	263,543	34,946
Cash, cash equivalents and restricted cash at end of period	$391,987	$175,491
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
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
As of September 30, 2018, the Company had ownership interests in approximately 145 consolidated real estate properties, located in 35 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2018 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 (“Annual Report”).
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
September 30, 2018 and 2017
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
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of September 30, 2018 and December 31, 2017, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Real estate, net	$519,443	$682,587
Total assets	$674,523	$766,025
Mortgages and notes payable, net	$193,050	$212,792
Total liabilities	$204,072	$226,331
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
September 30, 2018 and 2017
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
New Accounting Standards Adopted in 2018. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. Restricted cash balances are now included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Company's consolidated statement of cash flows for all periods presented. Restricted cash is comprised primarily of cash balances held in escrow by Section 1031 exchange agents and lenders. In addition, separate line items showing changes in restricted cash balances are now eliminated from the Company's consolidated statement of cash flows. These ASUs were effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted these ASUs effective January 1, 2018 on a retrospective basis. The effect of the adoption resulted in (1) a $174 decrease in cash provided by operating activities for the nine months ended September 30, 2017 due partly to the reclassification of debt satisfaction payments to financing activities, (2) a $5,605 increase in cash provided by investing activities and (3) a decrease in cash used in financing activities of $1,627 for the nine months ended September 30, 2017.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU was effective for reporting periods beginning after December 15, 2017. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Company adopted this guidance effective January 1, 2018 on a prospective basis. The Company's property acquisitions in 2018 were accounted for as asset acquisitions. The Company's adoption of this guidance did not have a material impact on its consolidated financial statements.
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
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate.  The ASU requires the Company to measure at fair value any retained interest in a partial sale of real estate. The Company adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective approach, however there was no impact to prior balances as there were no open contracts at the date of adoption. During the nine months ended September 30, 2018, the Company entered into a transaction in which it contributed consolidated properties to a newly-formed joint venture and acquired a 20% interest in the joint venture. See note 6.
Recently Issued Accounting Guidance. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The Company expects the ASU to result in the recognition of a right-to-use asset and related liability to account for the Company's future obligations under its ground lease arrangements for which the Company is the lessee. From a lessor perspective, the Company expects that lease components will primarily be recognized on a straight-line basis over the lease term. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components; however, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements in July 2018, which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, ASU 2016-02 will require that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2016-02 originally required a modified retrospective method of adoption; however, under ASU 2018-11 companies may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt this new guidance on January 1, 2019 utilizing the cumulative-effect adjustment outlined in ASU 2018-11 and continues to evaluate the impact that this guidance will have on its consolidated financial statements.
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
September 30, 2018 and 2017
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
BASIC
Net income attributable to common shareholders	$216,190	$3,916	$197,010	$49,832
Weighted-average number of common shares outstanding - basic	237,354,669	237,989,098	237,577,198	237,632,572

Net income attributable to common shareholders - per common share basic	$0.91	$0.02	$0.83	$0.21

DILUTED
Net income attributable to common shareholders - basic	$216,190	$3,916	$197,010	$49,832
Impact of assumed conversions	4,159	(173)	2,505	(192)
Net income attributable to common shareholders	$220,349	$3,743	$199,515	$49,640

Weighted-average common shares outstanding - basic	237,354,669	237,989,098	237,577,198	237,632,572
Effect of dilutive securities:
Unvested share-based payment awards and options	382,956	66,748	463,922	95,788
Preferred shares - Series C	4,710,570	—	—	—
OP Units	3,610,103	3,646,869	3,619,468	3,713,867
Weighted-average common shares outstanding - diluted	246,058,298	241,702,715	241,660,588	241,442,227

Net income attributable to common shareholders - per common share diluted	$0.90	$0.02	$0.83	$0.21
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate
The Company completed the following acquisition transactions during the nine months ended September 30, 2018:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below-Market Lease Intangible
Industrial	Olive Branch, MS	April 2018	$44,090	07/2029	$1,958	$38,687	$3,445	$—
Industrial	Olive Branch, MS	April 2018	48,575	06/2021	2,500	42,538	5,151	(1,614)
Industrial	Edwardsville, IL	June 2018	44,178	05/2030	3,649	41,292	3,467	(4,230)
Industrial	Spartanburg, SC	August 2018	27,632	07/2024	1,447	23,744	2,441	—
Industrial	Pasadena, TX	August 2018	23,868	08/2023	4,057	17,810	2,001	—
Industrial	Carrollton, TX	September 2018	19,564	03/2025	3,228	15,766	1,247	(677)
			$207,907		$16,839	$179,837	$17,752	$(6,521)

(4)	Dispositions and Impairment
During the nine months ended September 30, 2018 and 2017, the Company disposed of its interests in various properties for an aggregate gross disposition price of $967,799 and $190,368, respectively, and recognized aggregate gains on sales of properties of $239,577 and $55,078, respectively, including in 2018 the disposition of 21 office assets to a newly-formed joint venture with an unaffiliated third-party, NNN Office JV L.P. (“NNN JV”). See note 6. As of September 30, 2018, $256,808 of the sales proceeds, including interest thereon, were held with an EAT and are included in restricted cash on the Company's consolidated balance sheet.
During the nine months ended 2018 and 2017, the Company recognized debt satisfaction gains (charges), net of $(1,698) and $2,381, respectively, relating to sold properties. In addition, during the nine months ended September 30, 2017, the Company conveyed a vacant office property, along with its escrow deposits, in satisfaction of a $3,496 non-recourse mortgage loan.
As of September 30, 2018, the Company had six properties classified as held for sale. As of December 31, 2017, the Company had one retail property classified as held for sale. The properties were classified as held for sale because the properties were either under contract for sale and/or a sale of the property to a third party within the next 12 months was probable.
Assets and liabilities of held for sale properties as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Assets:
Real estate, at cost	$125,878	$2,827
Real estate, intangible assets	15,352	—
Accumulated depreciation and amortization	(13,881)	—
Rent receivable - deferred	4,897	—
Other	2,498	—
	$134,744	$2,827

Liabilities:
Accounts payable and other liabilities	$162	$—
Prepaid rent	546	—
Deferred rent - below market lease, net	738	—
	$1,446	$—

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the nine months ended September 30, 2018 and 2017, the Company recognized aggregate impairment charges on real estate properties of $90,860 and $38,283, respectively. Included in the impairment charges recognized during the nine months ended September 30, 2018, are impairment charges of $17,906 recognized on an office property in Overland Park, Kansas, $5,591 recognized on an office property in Kansas City, Missouri and $25,585 on an unencumbered office property in Memphis, Tennessee. The Overland Park, Kansas and Kansas City, Missouri properties are encumbered at September 30, 2018 by an aggregate of $47,685 of non-recourse mortgage loans, which are $25,060 in excess of the properties' estimated impairment date fair value. The Memphis, Tennessee property was classified as held for sale at September 30, 2018.
In February 2017, the Company recognized a $5,294 loan loss on the assignment of a loan receivable secured by a hospital in Kennewick, Washington.

(5)	Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$652	$—	$652	$—
Impaired real estate assets*	$41,519	$—	$—	$41,519
Impaired properties held for sale*	$67,930	$—	$15,605	$52,325

	Balance	Fair Value Measurements Using
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,065	$—	$1,065	$—
Impaired real estate assets*	$7,829	$—	$—	$7,829
*Represents a non-recurring fair value measurement. Fair value as of the date of impairment.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,655,564	$1,606,142	$2,068,867	$2,013,226
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2018 and December 31, 2017, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company estimates the fair value of its real estate assets, including non-consolidated real estate assets, by using income and market valuation techniques. The Company may estimate fair values using market information such as recent sale offers or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.
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

(6)	Investment in and Advances to Non-Consolidated Entities
Below is a schedule of the Company's investments in and advances to non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		September 30, 2018	September 30, 2018	December 31, 2017
NNN JV	(1)	20%	$53,571	$—
Etna Park 70 LLC	(2)	90%	6,288	5,831
Other	(3)	15% to 25%	11,020	11,645
			$70,879	$17,476

(1)
During the nine months ended September 30, 2018, the Company disposed of 21 office assets to NNN JV for an aggregate gross disposition price of $725,800 and acquired a 20% interest in NNN JV. Two of the 21 properties, with a combined estimated fair value of $45,653, were contributed to NNN JV along with cash of $8,053. The Company recognized a gain of $14,645 in connection with the contribution of the two office assets to NNN JV, and in addition, NNN JV assumed an aggregate of $103,400 of non-recourse mortgage debt in the transaction. NNN JV obtained an aggregate of $362,800 of non-recourse mortgage financing which bears interest at LIBOR plus 200 basis points and has an initial term of three years but can be extended for two additional terms of one-year each. There is a rate increase of 15 basis points upon each extension. NNN JV entered into interest rate agreements which cap the LIBOR component of the $362,800 mortgage financing at 4.0% for two years. As of September 30, 2018, NNN JV had total assets of $758,307 and total liabilities of $490,451. The properties are encumbered by an aggregate of $466,200 of non-recourse mortgage debt.

(2)
Joint venture formed in 2017 with a developer entity to pursue industrial build-to-suit opportunities. The developer entity has substantive participation rights. The Company's initial investment of $5,831 was used to acquire a 151-acre parcel of developable land.

(3)
Represents three joint venture investments, which own single-tenant, net-leased assets. During 2017, the Company received $49,085 in full satisfaction of a construction financing arrangement that the Company previously provided to one of the investments.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
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
During the nine months ended September 30, 2017, the Company recognized an impairment charge of $3,512 on its investment in a retail property in Palm Beach Gardens, Florida due to the bankruptcy of its tenant. This impairment charge reduced the Company's investment balance to zero. During the nine months ended September 30, 2018, the property was sold in a foreclosure sale.

(7)	Debt
The Company had the following mortgages and notes payable outstanding as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Mortgages and notes payable	$590,635	$697,068
Unamortized debt issuance costs	(5,266)	(7,258)
	$585,369	$689,810
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 6.5% at September 30, 2018 and 2.2% to 7.8% at December 31, 2017 and all mortgages and notes payables mature between 2019 and 2036 as of September 30, 2018. The weighted-average interest rate was 4.5% and 4.6% at September 30, 2018 and December 31, 2017, respectively.
The Company had the following senior notes outstanding as of September 30, 2018 and December 31, 2017:

Issue Date	September 30, 2018	December 31, 2017	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized discount	(1,303)	(1,507)
Unamortized debt issuance cost	(2,872)	(3,295)
	$495,825	$495,198
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company has an unsecured credit agreement with KeyBank National Association, as agent. In September 2018, the Company repaid $151,000 of the term loan that matures in 2020, reducing the current capacity of the facility to $954,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$149,000 Term Loan(2)(4)	August 2020	LIBOR + 1.10%
$300,000 Term Loan(3)(4)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At September 30, 2018, the revolving credit facility had no borrowings outstanding and availability of $505,000, subject to covenant compliance.

(2)
Initial balance was $300,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. The Company previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the then $250,000 of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. The Company previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255,000 of outstanding LIBOR-based borrowings.

(4)	The aggregate unamortized debt issuance costs for the term loans were $1,901 and $3,337 as of September 30, 2018 and December 31, 2017, respectively.

The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2018.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at September 30, 2018 was 4.0%. As of September 30, 2018 and December 31, 2017, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,849 and $1,924, respectively, of unamortized debt issuance costs.

During the nine months ended September 30, 2018 and 2017, the Company incurred debt satisfaction charges, net of $530 and $3, respectively, on the retirement of various debt instruments, other than those disclosed elsewhere in the Company's condensed consolidated financial statements.

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
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2018 and 2017.
As of September 30, 2018, the Company has designated the interest-rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rate on $255,000 of LIBOR-indexed variable-rate unsecured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $652 will be reclassified as a decrease to interest expense.
As of September 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	5	$255,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$652	Other Assets	$1,065
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017.

Derivatives in Cash Flow	Amount of Income Recognized in OCI on Derivatives (Effective Portion) September 30,		Location of (Income) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Income) Loss Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
Hedging Relationships	2018	2017		2018	2017
Interest Rate Swaps	$600	$581	Interest expense	$(1,013)	$962
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2018, the Company had not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(9)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2018 and 2017, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(10)	Equity
Shareholders' Equity. During the nine months ended September 30, 2017, the Company issued 1,593,603 common shares under its At-The-Market offering program and generated aggregate gross proceeds of $17,362.
During the nine months ended September 30, 2018 and 2017, the Company granted common shares to certain employees as follows:

	Nine Months Ended September 30,
	2018	2017
Performance Shares(1)
Shares granted:
Index - 1Q	331,025	106,706
Peer - 1Q	331,019	106,705
Index - 2Q		163,466
Peer - 2Q		163,463

Grant date fair value per share:(2)
Index - 1Q	$5.81	$6.82
Peer - 1Q	$5.37	$6.34
Index - 2Q		$4.05
Peer - 2Q		$4.27

Non-Vested Common Shares:(3)
Shares issued	237,570	237,560
Grant date fair value	$2,190	$2,551

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the nine months ended September 30, 2018, 116,926 of the 642,029 performance shares issued in 2015 vested.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

In addition, during the nine months ended September 30, 2018 and 2017, the Company issued 57,055 and 44,238, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $518 and $463, respectively.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares. During the nine months ended September 30, 2018, the Company repurchased and retired 1,871,655 common shares, at an average price of $8.01 per common share. No repurchases occurred during the nine months ended September 30, 2017. The Company records a liability for repurchases that have not yet been settled as of period end. There were $2,364 of unsettled repurchases as of September 30, 2018.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$1,065	$(1,033)
Other comprehensive income before reclassifications	600	581
Amounts of (income) loss reclassified from accumulated other comprehensive income (loss) to interest expense	(1,013)	962
Balance at end of period	$652	$510
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
As of September 30, 2018, there were approximately 3,206,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

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
In addition, during 2017, the Company obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina. In January 2018, the Company obtained an additional $500 of financing proceeds. The Company reimbursed the Chairman's affiliate approximately $105 for its expenses and paid a $128 structuring fee to the Chairman's affiliate. The property was subsequently contributed to, and the financing assumed by, NNN JV. See note 6.
There were no other related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
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
From time to time, the Company is directly and indirectly involved in legal proceedings arising in the ordinary course of business. Management believes, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition and results of operations, except for the following:
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Bank, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court).  On October 25, 2018, Cummins Inc., the tenant in the Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P., the Company's property owner subsidiary, and Wells Fargo Bank, N.A., the trustee for the noteholders with a security interest in the office building.  Under the subject lease, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods. Despite failing to timely exercise a purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. has asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. does not dispute that it failed to comply with the requirements of the purchase option, but alleges that it is entitled to relief under several equitable theories.  The Company believes that Indiana law supports the Company's right to retain ownership of the building and intends to vigorously defend this claim.

(13)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2018 and 2017, the Company paid $55,033 and $50,691, respectively, for interest and $1,444 and $1,687, respectively, for income taxes.

(14)	Subsequent Events
Subsequent to September 30, 2018, the Company:
•sold a property to an unrelated third party for a gross sales price of $16,000;
•fully satisfied the remaining $149,000 of the term loan that was scheduled to mature in 2020; and

•	repurchased and retired 2,681,215 common shares at an average price of $8.06 per common share and increased repurchase authorization by 10,000,000 common shares.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	September 30, 2018	December 31, 2017
Assets:
Real estate, at cost	$616,242	$794,242
Real estate - intangible assets	67,323	116,861
	683,565	911,103
Less: accumulated depreciation and amortization	168,726	233,121
Real estate, net	514,839	677,982
Cash and cash equivalents	16,153	50,900
Restricted cash	83,198	932
Investment in and advances to non-consolidated entities	42,899	6,477
Deferred expenses, net	2,074	6,326
Rent receivable - current	302	365
Rent receivable - deferred	15,553	22,529
Other assets	667	2,202
Total assets	$675,685	$767,713

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$193,050	$212,792
Co-borrower debt	91,188	157,789
Related party advances, net	4,494	2,422
Accounts payable and other liabilities	4,403	8,748
Accrued interest payable	770	691
Deferred revenue - including below market leases, net	4,189	804
Distributions payable	14,953	14,952
Prepaid rent	1,576	3,233
Total liabilities	314,623	401,431

Commitments and contingencies
Partners' capital	361,062	366,282
Total liabilities and partners' capital	$675,685	$767,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross revenues:
Rental	$17,886	$19,126	$57,675	$55,125
Tenant reimbursements	1,929	2,116	5,921	6,044
Total gross revenues	19,815	21,242	63,596	61,169
Expense applicable to revenues:
Depreciation and amortization	(8,134)	(10,114)	(26,245)	(28,495)
Property operating	(2,537)	(3,000)	(7,967)	(9,599)
General and administrative	(1,558)	(1,727)	(5,231)	(5,019)
Non-operating income	168	3	335	235
Interest and amortization expense	(5,112)	(4,099)	(15,505)	(11,438)
Debt satisfaction charges, net	(832)	—	(832)	—
Impairment charges	—	(6,802)	(23,938)	(12,061)
Gains on sales of properties	63,097	—	78,459	—
Income (loss) before provision for income taxes and equity in earnings of non-consolidated entities	64,907	(4,497)	62,672	(5,208)
Provision for income taxes	(4)	(4)	(41)	(30)
Equity in earnings of non-consolidated entities	82	79	406	338
Net income (loss)	$64,985	$(4,422)	$63,037	$(4,900)
Net income (loss) per unit	$0.81	$(0.05)	$0.78	$(0.06)
Weighted-average units outstanding	80,565,611	83,125,058	80,565,611	83,202,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited and in thousands, except unit amounts)

Nine Months Ended September 30, 2018	Units	Partners' Capital
Balance December 31, 2017	80,565,611	$366,282
Changes in co-borrower debt allocation	—	(23,399)
Distributions	—	(44,858)
Net income	—	63,037
Balance September 30, 2018	80,565,611	$361,062

Nine Months Ended September 30, 2017
Balance December 31, 2016	83,241,396	$387,623
Changes in co-borrower debt allocation	—	180,565
Redemption of OP units	(2,675,785)	(129,990)
Distributions	—	(48,573)
Net loss	—	(4,900)
Balance September 30, 2017	80,565,611	$384,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$28,127	$32,685
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(67,965)	(24,317)
Investments in real estate under construction	—	(20,894)
Capital expenditures	(4,329)	(3,925)
Net proceeds from the sale of properties	206,929	7,106
Investment in and advances to non-consolidated entities	(8,085)	(1,067)
Distributions from non-consolidated entities in excess of accumulated earnings	477	855
Change in deferred leasing costs	(9)	(2,157)
Real estate deposits	(14)	(24)
Net cash provided by (used in) investing activities	127,004	(44,423)
Cash flows from financing activities:
Distributions to partners	(44,857)	(50,747)
Principal amortization payments	(838)	(785)
Proceeds of mortgages and notes payable	26,350	—
Co-borrower debt borrowings (payments), net	(90,000)	200,000
OP unit redemptions	—	(129,990)
Deferred financing costs	(339)	(13)
Related party advances, net	2,072	8,124
Net cash provided by (used in) financing activities	(107,612)	26,589
Change in cash, cash equivalents and restricted cash	47,519	14,851
Cash, cash equivalents and restricted cash, at beginning of period	51,832	53,576
Cash, cash equivalents and restricted cash, at end of period	$99,351	$68,427

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$50,900	$52,031
Restricted cash at beginning of period	932	1,545
Cash, cash equivalents and restricted cash at beginning of period	$51,832	$53,576

Cash and cash equivalents at end of period	$16,153	$66,887
Restricted cash at end of period	83,198	1,540
Cash, cash equivalents and restricted cash at end of period	$99,351	$68,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

(1)	The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. As of September 30, 2018, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96% of the outstanding units of the Partnership.

As of September 30, 2018, the Partnership had ownership interests in 26 consolidated real estate properties, located in 17 states. The properties in which the Partnership has an interest are leased to tenants in various industries.

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

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2018 have been prepared by the Partnership in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 (“Annual Report”).

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
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests classified as common stock of Lexington, par value $0.0001 per share ("common shares"), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of September 30, 2018, Lexington's common shares had a closing price of $8.30 per share. The estimated fair value of these units was $29,964, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $44,858 ($0.56 per weighted-average unit) and $48,573 ($0.58 per weighted-average unit) to its partners during the nine months ended September 30, 2018 and 2017, respectively.

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
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

Reclassifications. Certain amounts included in the 2017 unaudited condensed consolidated financial statements have been reclassified to conform to the 2018 presentation.
New Accounting Standards Adopted in 2018. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. Restricted cash balances are now included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Partnership's consolidated statement of cash flows for all periods presented. Restricted cash is comprised primarily of cash balances held in escrows by section 1031 exchange agents and lenders. In addition, separate line items showing changes in restricted cash balances are now eliminated from the Partnership's consolidated statement of cash flows. These ASUs were effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Partnership adopted these ASUs effective January 1, 2018 on a retrospective basis. The Partnership's adoption of this guidance did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU was effective for reporting periods beginning after December 15, 2017. The Partnership expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Partnership adopted this guidance effective January 1, 2018 on a prospective basis. The Partnership's property acquisitions in 2018 were accounted for as asset acquisitions. The Partnership's adoption of this guidance did not have a material impact on its consolidated financial statements.
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

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate. The ASU requires the Partnership to measure at fair value any retained interest in a partial sale of real estate. The Partnership adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective approach, however there was no impact to prior balances as there were no open contracts at the date of adoption. During the nine months ended September 30, 2018, the Partnership entered into a transaction in which it contributed a consolidated property to a newly-formed joint venture and acquired a 13.74% interest in the joint venture. See note 3.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

Recently Issued Accounting Guidance. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for the Partnership's future obligations under its ground lease arrangements for which the Partnership is the lessee. From a lessor perspective, the Partnership expects that lease components will primarily be recognized on a straight-line basis over the lease term. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements in July 2018 which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, ASU 2016-02 will require that the Partnership capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2016-02 originally required a modified retrospective method of adoption, however, under ASU 2018-11 companies may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Partnership expects to adopt this new guidance on January 1, 2019 utilizing the cumulative effect adjustment as outlined in ASU 2018-11 and continues to evaluate the impact that this guidance will have on its consolidated financial statements.

(2)	Investment in Real Estate

The Partnership completed the following acquisitions during the nine months ended September 30, 2018:

Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below-Market Lease Intangible
Industrial	Edwardsville, IL	June 2018	$44,178	05/2030	$3,649	$41,292	$3,467	$(4,230)
Industrial	Pasadena, TX	August 2018	23,868	08/2023	4,057	17,810	2,001	—
			$68,046		$7,706	$59,102	$5,468	$(4,230)
During the nine months ended September 30, 2018, the Partnership disposed of its interest in eight properties for a gross disposition price of $283,228, including the disposition of five properties to a newly-formed joint venture with an unaffiliated third-party, NNN Office JV L.P (“NNN JV”). See note 3. The Partnership recognized aggregate gains on sales of properties of $78,459 and $832 of debt satisfaction charges in connection with the dispositions. As of September 30, 2018, $80,137 of the 2018 sale proceeds, including interest thereon, were held in an EAT and are included in restricted cash on the Partnership's consolidated balance sheet. During the nine months ended September 30, 2017, the Partnership sold its interest in two vacant office properties for an aggregate gross sale price of $7,591. The Partnership had no properties classified as held for sale at September 30, 2018 and December 31, 2017.
The Partnership assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Partnership estimates that its cost will not be recovered. During the nine months ended September 30, 2018 and 2017, the Partnership recognized aggregate impairment charges on real estate properties of $23,938 and $12,061, respectively. Included in the impairment charges recognized during the nine months ended September 30, 2018, is an impairment charge of $17,906 recognized on an office property in Overland Park, Kansas. The office property was encumbered at September 30, 2018 by a $32,297 non-recourse mortgage loan, which is $19,072 in excess of the property's estimated impairment date fair value.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

(3)	Investments in and Advances to Non-Consolidated Entities

On September 1, 2012, the Partnership acquired a 2% equity interest in Net Lease Strategic Assets Fund L.P. (“NLS”). The Partnership's carrying value in NLS at September 30, 2018 and December 31, 2017 was $5,794 and $6,175, respectively. The Partnership recognized net income from NLS of $484 and $323 in equity in earnings from non-consolidated entities during the nine months ended September 30, 2018 and 2017, respectively. The Partnership contributed $68 and $1,067 to NLS during the nine months ended September 30, 2018 and 2017, respectively. In addition, the Partnership received distributions of $933 and $1,178 from NLS during the nine months ended September 30, 2018 and 2017, respectively.
During the nine months ended September 30, 2018, the Partnership contributed an office property with an estimated fair value of $28,879 and cash of $8,017 to NNN JV in exchange for a 13.74% interest in NNN JV. NLS also contributed an office property with an estimated fair value of $16,774 to NNN JV for a 6.26% interest in NNN JV. The Partnership recognized a gain of $9,638 in connection with the contribution of the office property to NNN JV. At September 30, 2018, NNN JV had total assets of $758,307 and total liabilities of $490,451. The properties are encumbered by an aggregate of $466,200 of non-recourse mortgage debt. For the nine months ended September 30, 2018, NNN JV generated gross revenues of $5,974 and a net loss of $676 of which the Partnership recognized a loss of $93 in equity in earnings (losses) from non-consolidated entities.
In July 2014, the Partnership acquired a 1.0% interest in an office property in Philadelphia, Pennsylvania for $263. The Partnership accounts for this investment under the cost basis of accounting.

(4)	Fair Value Measurements

The following table presents the Partnership's assets measured at fair value as of September 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets*	$16,345	$—	$—	$16,345
* Represents a non-recurring fair value measurement as of the date of impairment.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$284,238	$266,508	$370,581	$352,806

The Partnership estimates the fair value of its real estate assets, including non-consolidated real estate assets, by using income and market valuation techniques. The Partnership may estimate fair values using market information such as recent sale offers or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Partnership has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Partnership under-estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over-estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
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

(5)	Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had the following mortgages and notes payable outstanding as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Mortgages and notes payable	$193,915	$214,303
Unamortized debt issuance costs	(865)	(1,511)
	$193,050	$212,792
Interest rates, including imputed rates, ranged from 4.0% to 6.5% at September 30, 2018 and December 31, 2017, and the mortgages and notes payable mature between 2019 and 2032 at September 30, 2018. The weighted-average interest rate at September 30, 2018 and December 31, 2017 was approximately 4.8%.

Lexington, and the Partnership as co-borrower, has an unsecured credit agreement with KeyBank National Association, as agent. In September 2018, Lexington repaid $151,000 of the term loan that matures in 2020, reducing the current aggregate capacity of the facility to $954,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$149,000 Term Loan(2)	August 2020	LIBOR + 1.10%
$300,000 Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At September 30, 2018, the revolving credit facility had no borrowings outstanding and availability of $505,000 subject to covenant compliance.

(2)
Initial balance was $300,000. The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the then $250,000 of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255,000 of outstanding LIBOR-based borrowings.

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2018.
In accordance with the guidance of ASC 405-40, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above-mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $91,188 and $157,789 as of September 30, 2018 and December 31, 2017, respectively. Non-cash changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017
(Unaudited and dollars in thousands, except share/unit data)

(6)	Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2018 and 2017, the following tenant represented greater than 10% of rental revenues:

	2018	2017
Preferred Freezer Services of Richland, LLC	17.1%	17.9%

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
The Partnership had outstanding net advances owed to Lexington of $4,494 and $2,422 as of September 30, 2018 and December 31, 2017, respectively. The advances are payable on demand.
Lexington earned distributions of $43,026 and $46,732 during the nine months ended September 30, 2018 and 2017, respectively. In September 2017, the Partnership redeemed 2,675,785 OP units owned by Lexington that were entitled to aggregate annual distributions of $3.25 per unit for $129,990.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $7,168 and $5,913 for the nine months ended September 30, 2018 and 2017, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $4,993 and $4,911 for the nine months ended September 30, 2018 and 2017, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $403 and $515 for the nine months ended September 30, 2018 and 2017, respectively, for aggregate fees charged by the affiliate.
In addition, during 2017, the Partnership obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of Lexington's Chairman, who is also the holder of the most OP units other than Lexington, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina. In January 2018, the Partnership obtained an additional $500 of financing proceeds. The Partnership reimbursed the Chairman's affiliate approximately $105 for its expenses and paid the Chairman's affiliate a $128 structuring fee. The property was subsequently contributed to, and the financing assumed by, NNN JV. See note 3.

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
September 30, 2018 and 2017
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

(9)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2018 and 2017, the Partnership paid $14,775 and $11,527, respectively, for interest and $68 and $121, respectively, for income taxes.
During the nine months ended September 30, 2018, $45,900 of non-recourse mortgage debt was assumed by NNN JV.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. When we use the terms the “Partnership” or “LCIF”, we mean Lepercq Corporate Income Fund L.P. and all entities owned by it, including non-consolidated entities, except where it is clear that the term means only LCIF. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018. The results of operations contained herein for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust and LCIF for the three and nine months ended September 30, 2018 and 2017, and significant factors that could affect their prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company and the Partnership included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's and the Partnership's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 27, 2018, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
As of September 30, 2018, we had ownership interests in approximately 145 consolidated real estate properties, located in 35 states and containing an aggregate of approximately 47.2 million square feet of space, approximately 96.8% of which was leased. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.

Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased industrial investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during 2018, we have continued to be an active seller of non-core assets such as office properties, retail properties and vacant properties. In addition, we continue our efforts to increase the percentage of rents from industrial assets. Our disposition of 21 office assets to a newly-formed joint venture, NNN Office JV L.P. (“NNN JV”), and other disposition and acquisition activities during the three months ended September 30, 2018, have resulted in our percentage of GAAP rent from industrial assets to increase to 60.7% as of September 30, 2018.
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
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend our weighted-average lease term on a cash basis, which was approximately 8.5 years at September 30, 2018 and 9.1 years at September 30, 2017.
During the third quarter of 2018, we entered into new leases and lease extensions encompassing approximately 867 thousand square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $12.01 per square foot compared to the average GAAP base rent on these leases before extension of $10.95 per square foot. The weighted-average cost of tenant improvements and lease commissions was $25.57 per square foot for new leases and $1.64 per square foot for extended leases on a GAAP basis.
Third Quarter 2018 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2018.
Investments/Capital Recycling:

•	Acquired three industrial properties for an aggregate cost of $71.1 million described below.

•	Disposed of 21 office assets to NNN JV for an aggregate gross disposition price of $725.8 million and acquired a 20% equity interest in NNN JV for an aggregate cost of $53.7 million.

•	Disposed of our interests in seven additional non-industrial consolidated properties for approximately $113.7 million.
Debt:

•	Repaid $195.0 million, net under the unsecured revolving credit facility.

•	Repaid $151.0 million of the 2020 term loan, reducing the outstanding balance to $149.0 million.

•	Satisfied an aggregate of $110.1 million of non-recourse debt, including debt encumbering assets sold to NNN JV.
Equity

•	Repurchased and retired 945,880 common shares at an average price of $8.08 per common share.
Acquisition Activity.
During the nine months ended September 30, 2018, we completed the following acquisition transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Olive Branch, MS	Industrial	716	$44.1	April 2018	11
Olive Branch, MS	Industrial	1,170	48.5	April 2018	3
Edwardsville, IL	Industrial	1,018	44.2	June 2018	12
Spartanburg, SC	Industrial	342	27.6	August 2018	6
Pasadena, TX	Industrial	258	23.9	August 2018	5
Carrollton, TX	Industrial	357	19.6	September 2018	7
		3,861	$207.9

Disposition Activity.
During the nine months ended September 30, 2018, we disposed of 37 properties for an aggregate gross disposition price of $967.8 million, generating net proceeds of $807.7 million.
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
During the nine months ended September 30, 2018, we obtained $25.9 million of long-term mortgage financing at a fixed interest rate of 5.4% secured by the Warren, Michigan property.
At September 30, 2018, we had no property specific mortgage balloon debt due in 2018 and $83.8 million due in 2019. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($128.4 million at September 30, 2018), property sale proceeds (including $256.8 million held by a 1031 exchange intermediary at September 30, 2018), borrowing capacity under our unsecured revolving credit facility ($505.0 million at September 30, 2018), which expires in 2019, but can be extended by us to 2020, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.
Cash flows from operations were $169.7 million for the nine months ended September 30, 2018 as compared to $172.4 million for the nine months ended September 30, 2017. The decrease was primarily related to the impact of property sales and vacancies and a decrease in lease termination payments partially offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash provided by (used in) investing activities totaled $577.5 million and $(228.9) million during the nine months ended September 30, 2018 and 2017, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable and changes in real estate deposits, net. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, capital expenditures, lease costs and investments in and advances to non-consolidated entities.

Net cash provided by (used in) financing activities totaled $(467.3) million and $114.3 million during the nine months ended September 30, 2018 and 2017, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, repayment of debt obligations and repurchases of common shares. Cash provided by financing activities related primarily to proceeds of mortgages and notes payable, revolving credit facility borrowings and the net proceeds from the issuance of common shares.
Dividends. Dividends paid to our common and preferred shareholders were $132.1 million and $129.0 million in the nine months ended September 30, 2018 and 2017, respectively.
UPREIT Structure. As of September 30, 2018, 3.2 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $30.0 million based on our closing price of $8.30 per common share as of September 30, 2018 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of September 30, 2018:

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
We have an unsecured credit agreement with KeyBank National Association, as agent. In September 2018, we repaid $151.0 million of the term loan that matures in 2020, reducing the current aggregate capacity of the facility to $954.0 million. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$505.0 Million Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$149.0 Million Term Loan(2)	August 2020	LIBOR + 1.10%
$300.0 Million Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At September 30, 2018, the unsecured revolving credit facility had no borrowings outstanding and availability of $505.0 million subject to covenant compliance.

(2)
Initial balance was $300.0 million. The interest rate ranges from LIBOR plus 0.90% to 1.75%. We previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the then $250.0 million of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. We previously entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255.0 million of outstanding LIBOR-based borrowings.

As of September 30, 2018, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.

Results of Operations
Three months ended September 30, 2018 compared with three months ended September 30, 2017. The increase in net income attributable to common shareholders of $212.3 million was primarily due to the items discussed below.
The increase in total gross revenues during the three months ended September 30, 2018 of $2.3 million was primarily attributable to an increase in rental revenue. Rental revenue increased $2.1 million primarily due to rental revenue of $9.2 million from properties acquired in 2018 and 2017 and the acceleration of below-market lease intangible accretion on three retail assets of $3.5 million, partially offset by a decrease in revenue from properties disposed of $10.7 million.
The decrease in depreciation and amortization expense of $5.8 million was primarily due to sales of properties and assets being classified as held for sale, partially offset by acquisitions of certain properties.
The decrease in property operating expense of $1.0 million was primarily due to the net effect of (i) purchases of properties and the sale of certain properties with operating expense responsibilities, primarily vacant properties, (ii) changes in occupancy and management responsibility of certain properties and (iii) a reduction in pursuit costs incurred.
The $2.05 million litigation reserve recognized as of September 30, 2017, represents the settlement amount related to a lender claim regarding an office property that we owned in Bridgewater, New Jersey.
The increase in interest and amortization expense of $2.3 million related primarily to an increase in our overall borrowing rate and amount of our debt outstanding during the three months ended September 30, 2018.
The change in debt satisfaction gains (charges), net of $4.7 million was primarily due to the timing of debt satisfactions.
The decrease in impairment charges of $19.4 million related to the timing of impairment charges recognized on certain properties primarily due to potential sales, vacancies and lack of leasing prospects.
The increase in gains on sales of properties of $191.7 million related to the timing of sales of properties, primarily $174.6 million relating to the sale/contribution of 21 office assets to NNN JV.
The change in net income attributable to noncontrolling interests of $2.8 million related primarily to an increase in the net income of LCIF in 2018 compared to 2017.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017. The increase in net income attributable to common shareholders of $147.2 million was primarily due to the items discussed below.
The increase in total gross revenues during the nine months ended September 30, 2018 of $18.6 million was primarily attributable to an increase in rental revenue. Rental revenue increased $18.1 million primarily due to rental revenue of $31.7 million from properties acquired in 2018 and 2017 and the acceleration of below-market lease intangible accretion on three retail assets of $6.9 million, partially offset by a decrease in revenue from properties disposed of $19.5 million and a reduction in termination fee income of $2.0 million.
The increase in depreciation and amortization expense of $1.0 million was primarily due to acquisitions of certain properties, offset by sales of properties and assets being classified as held for sale.
The decrease in property operating expense of $3.7 million was primarily due to the net effect of (i) purchases of properties and the sale of certain properties with operating expense responsibilities, primarily vacant properties, (ii) changes in occupancy and management responsibility of certain properties and (iii) a reduction in pursuit costs incurred.
The decrease in general and administrative expense of $1.7 million was primarily due to a decrease in professional fees.
The $2.05 million litigation reserve recognized as of September 30, 2017 represents the settlement amount related to a lender claim regarding an office property that we owned in Bridgewater, New Jersey.
The decrease in non-operating income of $3.3 million was primarily due to the collection of loans receivable in 2017.
The increase in interest and amortization expense of $5.4 million related primarily to an increase in our overall borrowing rate and amount of our debt outstanding during the period.

The change in debt satisfaction gains (charges), net of $4.6 million was primarily due to the timing of debt satisfactions.
The increase in impairment charges of $47.3 million related to the timing of impairment charges recognized on certain properties primarily due to potential sales, vacancies and lack of leasing prospects. The increase was also due to our strategy of disposing of non-industrial assets, thus shortening the potential holding period of certain assets.
The increase in gains on sales of properties of $184.5 million related to the timing of sales of properties, primarily $174.6 million relating to the sale/contribution of 21 office assets to NNN JV.
The increase in equity in earnings (losses) of non-consolidated entities of $1.3 million was primarily due to an impairment charge recognized on our non-consolidated investment in Palm Beach Gardens, Florida in 2017, partially offset by a gain recognized on the sale of a non-consolidated investment in Oklahoma City, Oklahoma in 2017.
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
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods, excluding properties encumbered by mortgage loans in default and the revenue associated with the expansion of properties, as applicable. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), tenant reimbursements and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of the Company's operating performance. However, same-store NOI should not be viewed as an alternative measure of the Company's financial performance since it does not reflect the operations of the Company's entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact the Company's results from operations. Lexington believes that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the nine months ended September 30, 2018 and 2017 ($000's):

	Nine Months Ended September 30,
	2018	2017
Total cash base rent	$182,008	$181,482
Tenant reimbursements	12,611	10,848
Property operating expenses	(20,891)	(19,366)
Same-store NOI	$173,728	$172,964
Our reported same-store NOI increased from the first nine months of 2017 to the first nine months of 2018 by 0.4%. The increase in same-store NOI between periods primarily related to an increase in cash base rent and tenant reimbursements, offset by an increase in operating expenses in certain of our properties. Our historical same-store square footage leased was 95.6% at September 30, 2018 and 98.5% at September 30, 2017.

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Nine Months Ended September 30,
	2018	2017
Net income	$205,232	$55,181

Interest and amortization expense	63,224	57,828
Provision for income taxes	1,326	1,174
Depreciation and amortization	129,693	128,706
General and administrative	23,899	25,561
Litigation reserve	—	2,050
Pursuit/transaction costs	205	1,100
Non-operating income	(1,666)	(4,997)
Gains on sales of properties	(239,577)	(55,078)
Impairment charges and loan loss	90,860	43,577
Debt satisfaction (gain) charges, net	2,228	(2,378)
Equity in (earnings) losses of non-consolidated entities	(192)	1,064
Lease termination income	(925)	(2,934)
Straight-line adjustments	(16,246)	(12,552)
Lease incentives	1,459	1,456
Amortization of above/below market leases	(6,632)	1,180
NOI	252,888	240,938

Less NOI:
Acquisitions and dispositions	(79,160)	(67,974)
Same-Store NOI	$173,728	$172,964

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and nine months ended September 30, 2018 and 2017 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$216,190	$3,916	$197,010	$49,832
Adjustments:
Depreciation and amortization	37,063	42,015	126,442	124,633
Impairment charges - real estate, including non-consolidated entities	2,542	21,986	90,860	41,795
Noncontrolling interests - OP units	2,586	(173)	2,506	(192)
Amortization of leasing commissions	653	1,480	3,251	4,073
Joint venture and noncontrolling interest adjustment	980	259	1,496	864
Gains on sales of properties, including non-consolidated entities and net of tax	(202,242)	(10,645)	(239,448)	(56,530)
FFO available to common shareholders and unitholders - basic	57,772	58,838	182,117	164,475
Preferred dividends	1,573	1,573	4,718	4,718
Amount allocated to participating securities	253	52	279	183
FFO available to all equityholders and unitholders - diluted	59,598	60,463	187,114	169,376
Litigation reserve	—	2,050	—	2,050
Debt satisfaction (gain) charges, net	2,228	(2,424)	2,228	(2,378)
Loan loss	—	—	—	5,294
Other(1)	(3,613)	612	(6,733)	1,100
Adjusted Company FFO available to all equityholders and unitholders - diluted	$58,213	$60,701	$182,609	$175,442

Per Common Share and Unit Amounts
Basic:
FFO	$0.24	$0.24	$0.76	$0.68

Diluted:
FFO	$0.24	$0.24	$0.76	$0.69
Adjusted Company FFO	$0.24	$0.25	$0.74	$0.71

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	237,354,669	237,989,098	237,577,198	237,632,572
Operating partnership units(2)	3,610,103	3,646,869	3,619,468	3,713,867
Weighted-average common shares outstanding - basic FFO	240,964,772	241,635,967	241,196,666	241,346,439

Diluted:
Weighted-average common shares outstanding - diluted EPS	246,058,298	241,702,715	241,660,588	241,442,227
Unvested share-based payment awards and options	—	655,228	—	650,348
Preferred shares - Series C	—	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	246,058,298	247,068,513	246,371,158	246,803,145
(1)     "Other" primarily consisted of the acceleration of below-market lease intangible accretion in 2018 and transaction related costs in 2017.
(2)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of September 30, 2018, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.
As previously disclosed, we own a 20% interest in NNN JV, which was formed and acquired 21 office assets from us during the three months ended September 30, 2018.

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
Cash flows from operations totaled $28.1 million and $32.7 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease was primarily due to the impact of reduced cash flows attributable to sold properties and an increase in interest expense, offset by cash flow generated from acquired properties. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. The Partnership believes the net-lease structure of the leases encumbering a majority of the properties in which the Partnership has an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of the Partnership cash management program.
Net cash provided by (used in) investing activities totaled $127.0 million and $(44.4) million during the nine months ended September 30, 2018 and 2017, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities related primarily to the acquisition of and capital expenditures on real estate properties, investments in real estate under construction, investments in non-consolidated entities and an increase in deferred lease costs.
Net cash provided by (used in) financing activities totaled $(107.6) million and $26.6 million during the nine months ended September 30, 2018 and 2017, respectively. Cash used in financing activities was primarily attributable to distribution payments, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to related party advances, net and proceeds of mortgages and notes payable.
Property Specific Debt. During the nine months ended September 30, 2018, the Partnership obtained $25.9 million of long-term mortgage financing at a fixed interest rate of 5.4% secured by the Warren, Michigan property. As of September 30, 2018, the Partnership had no property-specific debt maturing in 2018 and $31.8 million in 2019. However, if a mortgage loan is unable to be refinanced upon maturity, the Partnership will be dependent on the Company's liquidity resources to satisfy such mortgage loan to avoid transferring the underlying property to the lender or selling the underlying property to a third party.
Acquisitions. During the nine months ended September 30, 2018, the Partnership acquired two industrial properties for an aggregate cost of $68.0 million. Also, during the nine months ended September 30, 2018, the Partnership acquired a 13.74% interest in NNN JV through the contribution of an office asset with a fair value of $28.9 million and $8.0 million of cash. During the nine months ended September 30, 2017, the Partnership acquired two properties for an aggregate cost of $85.7 million.
Capital Recycling. During the nine months ended September 30, 2018 and 2017, the Partnership disposed of its interests in certain investments for an aggregate gross disposition price of $283.2 million and $7.6 million, respectively.

Results of Operations
Three months ended September 30, 2018 compared with the three months ended September 30, 2017. The increase in net income of $69.4 million was primarily due to the items discussed below.
The decrease in total gross revenues of $1.4 million was primarily attributable to a decrease in rental revenue of $3.3 million from properties sold, partially offset by rental revenue from newly acquired properties of $2.0 million.
The decrease in depreciation and amortization expense of $2.0 million was primarily due to sales of properties, partially offset by acquisitions of certain properties.
The increase in interest and amortization expense of $1.0 million was primarily due to increased leverage.
The decrease in impairment charges of $6.8 million primarily related to the timing of impairment charges recognized on the sale, potential sale or lack of leasing prospects for certain properties.
The gains on sales of properties of $63.1 million in 2018 related to gains on the sales of certain properties, primarily $60.8 million relating to the sale/contribution of five office assets to NNN JV.
Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. The increase in net income of $67.9 million was primarily due to the items discussed below.
The increase in total gross revenues of $2.4 million was primarily attributable to an increase in rental revenue. The increase in rental revenue of $2.6 million was primarily due to rental revenue from newly acquired properties of $6.8 million, partially offset by a reduction in rental revenue of $4.0 million due to property sales.
The decrease in depreciation and amortization expense of $2.3 million was primarily due to sales of properties, partially offset by acquisitions of certain properties.
The decrease in property operating expense of $1.6 million was primarily due to the net effect of purchases of properties and the sale of certain properties with operating expense responsibilities, primarily vacant properties, coupled with changes in occupancy and management responsibility of certain properties.
The increase in interest and amortization expense of $4.1 million was primarily due to an increase in interest due to the financing of properties and an increase in allocated co-borrower debt interest.
The increase in impairment charges of $11.9 million primarily related to the timing of impairment charges recognized on the sale, potential sale or lack of leasing prospects for certain properties.
The gains on sales of properties of $78.5 million in 2018 related primarily to gains on the sales of certain properties, primarily $60.8 million relating to the sale/contribution of five office assets to NNN JV.
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

As previously disclosed, the Partnership owns a 13.74% interest in NNN JV.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $323.1 million and $424.1 million at September 30, 2018 and 2017, respectively, which represented 19.4% and 20.1% of our aggregate principal consolidated indebtedness. During the three-month periods ended September 30, 2018 and 2017, our variable-rate indebtedness had a weighted-average interest rate of 3.4% and 2.9%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2018 and 2017 would have increased by $1.5 million and $475 thousand, respectively. During the nine-month periods ended September 30, 2018 and 2017, our variable-rate indebtedness had a weighted-average interest rate of 3.2% and 2.9%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2018 and 2017 would have increased by $4.4 million and $694 thousand, respectively. As of September 30, 2018 and 2017, our aggregate principal consolidated fixed-rate debt was $1.3 billion and $1.7 billion, respectively, which represented 80.6% and 79.9%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of September 30, 2018. We believe the fair value is indicative of the interest rate environment as of September 30, 2018, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.3 billion as of September 30, 2018.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2018, we had five interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

The Partnership has similar exposure to market risk and interest rate risk relating to its variable-rate indebtedness because the Partnership is a co-borrower of certain of the Company's variable-rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Lexington Realty Trust:

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Lepercq Corporate Income Fund L.P.:

Evaluation of Disclosure Controls and Procedures.  The Partnership’s management, with the participation of Lex GP’s President and Lex GP’s Vice President and Treasurer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by the Partnership in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including Lex GP’s President and Lex GP’s Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of Lex GP's President and Lex GP's Vice President and Treasurer, has concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2018.

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
From time to time the Company and Partnership are directly and indirectly involved in legal proceedings arising in the ordinary course of the Company's and Partnership's business, including claims by lenders under non-recourse carve-out guarantees. We believe, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's or the Partnership's business, financial condition and results of operations, except for the following:
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Bank, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court).  On October 25, 2018, Cummins Inc., the tenant in our Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P., our property owner subsidiary, and Wells Fargo Bank, N.A., the trustee for the noteholders with a security interest in the office building.  Under the subject lease, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods. Despite failing to timely exercise a purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. has asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. does not dispute that it failed to comply with the requirements of the purchase option, but alleges that it is entitled to relief under several equitable theories.  We believe that Indiana law supports our right to retain ownership of the building, and we intend to vigorously defend this claim.

ITEM 1A.	Risk Factors.
There have been no material changes in our or the Partnership's risk factors from those disclosed in the Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended September 30, 2018 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2018	—	$—	—	5,673,313
August 1 - 31, 2018	—	—	—	5,673,313
September 1 - 30, 2018(2)	945,880	8.08	945,880	4,727,433
Third quarter 2018	945,880	$8.08	945,880	4,727,433

(1)	Share repurchase authorization announced on July 2, 2015, which has no expiration date.

(2)	Excludes 289,645 common shares that were repurchased in September 2018 that were settled in October 2018.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009)(1)
3.5	—	Second Amendment to Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 3, 2017) (1)
3.6	—
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
Purchase and Sale Agreement, dated as of August 31, 2018, between the Company and the Partnership, as sellers, and LX JV Investor LLC, as purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2018 (the “09/05/18 8-K”)) (1)

10.2	—	Purchase and Sale Agreement II, dated as of August 31, 2018, between the Company and the Partnership, as sellers, and LX JV Investor LLC, as purchaser (filed as Exhibit 10.2 to the 09/05/18 8-K) (1)
10.3	—
Contribution Agreement, dated as of August 31, 2018, between Net Lease Strategic Assets Fund L.P. and Union Hills Associates, as contributors, and LX JV Investor LLC  (filed as Exhibit 10.3 to the 09/05/18 8-K) (1)

10.4	—
Limited Partnership Agreement of NNN Office JV L.P., dated as of August 31, 2018, among LX JV Investor LLC, as a limited partner, NLSAF LP1 LLC, as a limited partner, UHA LP2 LLC, as a limited partner, and LXPDK GP LLC, as sole general partner  (filed as Exhibit 10.4 to the 09/05/18 8-K) (1)

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

(5)
The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged; (vii) Unaudited Condensed Consolidated Balance Sheets of LCIF; (viii) Unaudited Condensed Consolidated Statements of Operations of LCIF; (ix) Unaudited Condensed Consolidated Statements of Changes in Partners' Capital of LCIF; (x) Unaudited Condensed Consolidated Statements of Cash Flows of LCIF; and (xi) Notes to Unaudited Condensed Consolidated Financial Statements of LCIF, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 6, 2018	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	November 6, 2018	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

Lepercq Corporate Income Fund L.P.

		By:	Lex GP-1 Trust, its General Partner

Date:	November 6, 2018	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Date:	November 6, 2018	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President and Treasurer (principal financial officer)