Form 10-K
period 2018-12-31
LEXINGTON REALTY TRUST
filed 2019-03-13
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of Lexington Realty Trust held by non-affiliates as of June 29, 2018, which was the last business day of the registrant's most recently completed second fiscal quarter, was $2,044,256,426 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $8.73 per share.
Number of common shares outstanding as of March 8, 2019 was 235,282,784.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for Lexington Realty Trust's Annual Meeting of Shareholders, to be held on May 21, 2019, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Introduction
Unless stated otherwise or the context otherwise requires, the “Company,” the “Trust,” “Lexington,” “we,” “our,” and “us” refer collectively to Lexington Realty Trust and its consolidated subsidiaries. All of the Company's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.
When we use the term “REIT,” we mean real estate investment trust. All references to 2018, 2017 and 2016 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2018, December 31, 2017 and December 31, 2016, respectively.
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
PART I.
Item 1. Business
General
We are a Maryland real estate investment trust, qualified as a REIT for federal income tax purposes, that owns a portfolio of equity investments in single-tenant commercial properties, with a focus on industrial properties. A majority of these properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, certain leases provide that the landlord is responsible for certain operating expenses.
As of December 31, 2018, we had equity ownership interests in approximately 135 consolidated real estate properties, located in 34 states and containing an aggregate of approximately 47.6 million square feet of space, approximately 95.1% of which was leased. In 2018, 2017 and 2016, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
In addition to our shares of beneficial interest, par value $0.0001 per share, classified as common stock, which we refer to as common shares, as of December 31, 2018, we had one outstanding class of beneficial interest classified as preferred stock, or preferred shares, our 6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share, or our Series C Preferred Shares. Our common shares and Series C Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP” and “LXPPRC”, respectively.
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

History
Lexington is structured as an umbrella partnership REIT, or UPREIT, as a portion of its business is conducted through its operating partnership subsidiary, Lepercq Corporate Income Fund L.P., which we refer to as LCIF. Lexington is party to a funding agreement with LCIF under which Lexington may be required to fund distributions made on account of partner interests in LCIF, which we refer to as OP units. The UPREIT structure enables us to acquire properties through an operating partnership by issuing OP units to a seller of property, as a form of consideration in exchange for the property. However, our credit agreement requires that we own at least 95.5% of LCIF. The outstanding OP units not held by Lexington are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. As of December 31, 2018, there were approximately 3.2 million OP units outstanding, other than OP units held by Lexington, which were convertible into approximately 3.6 million common shares, assuming redemptions are satisfied entirely with common shares.
Investment and Strategy
General. Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased industrial investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during 2018, we continued to be an active seller of non-core assets such as office properties, retail properties and vacant properties. In addition, we continued and will continue our efforts to increase the percentage of rents from industrial assets. Our disposition of 21 office assets to a newly-formed joint venture, NNN Office JV L.P. (“NNN JV”), and other disposition and acquisition activities during 2018, have resulted in an increase in our percentage of GAAP rent from industrial assets to 65.4% as of December 31, 2018 from 44.3% as of December 31, 2017.
Regardless of capital market and economic conditions, we intend to stay focused on (1) enhancing operating results, (2) improving portfolio quality through acquisitions of industrial assets and reducing risks associated with lease rollover, especially with respect to non-core assets, (3) mitigating risks relating to interest rates and real estate cycles and (4) implementing strategies where our management skills and real estate expertise can add value.
Investments. When opportunities arise, we intend to continue to acquire single-tenant net-leased industrial assets that we believe will generate favorable returns. We focus on general purpose, well located, industrial assets that, we believe, will provide us with greater long-term overall risk-adjusted returns then we would realize from making new acquisitions of office or other properties. We believe industrial assets, as compared with office assets, provide for greater rental growth potential and less retenanting costs, We seek to grow our portfolio primarily by (1) engaging in, or providing funds to, or partnering with, developers who are engaged in, build-to-suit projects for single-tenant corporate users, (2) providing capital to corporations by buying properties and leasing them back to the sellers under net or similar leases and (3) acquiring properties already subject to net or similar leases, including through strategic transactions such as portfolio acquisitions and mergers with other real estate companies.
Our management has established a broad network of contacts to source investments, including brokers, developers and major corporate tenants. We believe that our geographical diversification, acquisition experience and balance sheet strength will allow us to continue to compete effectively for such investments. In addition, we seek to partner with developers on land parcels suitable for development of industrial assets.
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
Competition
There are numerous commercial developers, real estate companies, financial institutions, such as banks and insurance companies, and other investors with greater financial or other resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties. Furthermore, competition for industrial assets has increased in recent years. Our competitors include other REITs, pension funds, banks, private companies and individuals.

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
Capital Recycling. Subject to regulatory and contractual requirements, we generally sell our interests in properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and/or there is a better use of the capital to be received upon sale. We also focus our disposition efforts primarily on non-core assets such as office, vacant, multi-tenant, retail and short-term leased assets and assets that are the only asset we own in a geographic location.
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
Property Management. From time to time, our property owner subsidiaries use property managers to manage certain properties. Our property management joint venture with an unaffiliated third party manages the majority of these properties. We believe this joint venture provides us with (1) better management of our assets, (2) better tenant relationships, (3) revenue-enhancing opportunities and (4) cost efficiencies.
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
Balance Sheet Management. In recent years, we have retired non-recourse mortgage debt with proceeds from recourse corporate level borrowings and sales. Our objective is to maintain a strong balance sheet to provide financial flexibility.
Common Share Issuances
From time to time, we raise capital by issuing common shares through (1) at-the-market offering programs, (2) underwritten public offerings, (3) block trades and (4) our direct share purchase plan. The proceeds from our common share offerings are generally used for working capital, including to fund investments and to retire indebtedness.
Share Repurchases
We have made, and may continue to make, repurchases of our common and preferred shares in individual transactions when we believe it is advantageous to do so, including when the discount to our net asset value or the liquidation preference, as the case may be, is attractive. Our share repurchase program authorized in 2015 had approximately 10.7 million common shares available for repurchase as of December 31, 2018. We repurchased and retired 5.9 million common shares in 2018.

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

Summary of 2018 Transactions and Recent Developments
The following summarizes certain of our transactions during 2018, including transactions disclosed elsewhere and in our other periodic reports.
Investments/Capital Recycling. With respect to acquisitions/investments, we:

–	purchased eight industrial assets for an aggregate cost of $315.6 million.

–	disposed of 21 office assets to NNN JV for an aggregate price of $725.8 million and acquired a 20% equity interest in NNN JV for an aggregate cost of $53.7 million.

–	disposed of our interests in 25 additional consolidated properties to unaffiliated third parties for an aggregate gross disposition price of $335.3 million.

–	received $4.3 million in connection with the sale of a non-consolidated investment.
Leasing. We entered into 29 new leases and lease extensions encompassing an aggregate 1.9 million square feet. Our portfolio was 95.1% leased as of December 31, 2018.
Financing/Equity. With respect to financing activities, we:

–	repaid $160.0 million, net under the unsecured revolving credit facility.

–	repaid the $300.0 million term loan that was scheduled to mature in 2020.

–	retired an aggregate of $118.0 million in property non-recourse mortgage debt, including debt encumbering assets sold to NNN JV.

–	obtained $25.9 million of non-recourse mortgage financing with a fixed interest rate of 5.4%, which matures in November 2032 and is secured by an industrial property in Warren, MI.

–	repurchased and retired approximately 5.9 million common shares at an average price of $8.05 per common share.

–	amended our unsecured credit facility to remove LCIF as a borrower, which resulted in their automatic release as a guarantor of our outstanding debt securities,
See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of this Annual Report for more detail regarding the Company's 2018 transaction activity.
Subsequent to December 31, 2018, we:

–	sold a consolidated industrial property for $79.3 million.

–	acquired two industrial assets for an aggregate purchase price of approximately $58.0 million.

–	repurchased and retired 441,581 common shares at an average price of $8.13 per common share.

–
replaced our revolving credit facility and 2021 term loan with a new revolving credit facility and the continuation of the 2021 term loan, which extended the maturity of the revolving credit facility to February 2023 and reduced the applicable margin rates on the revolving credit facility and 2021 term loan.

–	entered into an agreement to purchase upon completion the expansion of our property in Richland, Washington for $67.0 million.

–	declared a quarterly common share dividend of $0.1025 per common share.

Other
Employees. As of December 31, 2018, we had 60 full-time employees. Lexington Realty Trust is a master employer and employee costs are allocated to subsidiaries as applicable.
Industry Segments. We operate in one industry segment, primarily single-tenant real estate assets.
Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the Investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our declaration of trust and by-laws, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistle blower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding LXP at http://www.sec.gov. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings with or documents furnished to the SEC.
Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2018.

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
Some of our tenants, guarantors and/or their parent or sponsor entities are rated by certain rating agencies. In certain instances, we may disclose the credit ratings of our tenants or their parent or sponsor entities even though those parent or sponsor entities are not liable for the obligations of the tenant or guarantor under the lease. Any such credit ratings are subject to ongoing evaluation by these credit rating agencies and we cannot assure you that any such ratings will not be changed or withdrawn by these rating agencies in the future if, in their judgment, circumstances warrant. If these rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, the credit rating of a tenant, guarantor or its parent entity, the value of our investment in any properties leased by such tenant could significantly decline.

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
Our asset strategy is to increase our investment in general purpose, well located industrial assets and reduce our exposure to all other asset types. We believe this strategy will lessen capital expenditures over time and mitigate revenue reductions on renewals and re-tenanting.   To implement this strategy, we have been selling certain office assets, which generally have higher capitalization rates, and buying industrial properties, which, in the current competitive market, generally have lower capitalization rates.  This strategy impacts growth in the short-term period. There can be no assurance that the implementation of our strategy will lead to improved results or that we will be able to execute our strategy as contemplated or on terms acceptable to us.
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
We rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate or markets change, we may pay more than the fair value of a property.
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
We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2018, we had aggregate interest rate swap agreements on $255.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance or default by the counterparties. Further, additional risks, including losses on a hedge position, may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. We may also have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
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
We are dependent upon key personnel whose continued service is not guaranteed. We are dependent on certain of our executive officers for business direction. The employment agreements with each of T. Wilson Eglin, our Chief Executive Officer and President, E. Robert Roskind, our Chairman, and Patrick Carroll, our Executive Vice President, Chief Financial Officer and Treasurer, expired in January 2018.
As part of our succession planning, we entered into a retirement agreement with Mr. Roskind which provided for his retirement as an executive officer and employee on January 15, 2019. Messrs. Eglin and Carroll will continue in their current positions with us subject to certain severance payout rights upon certain termination events.
Our inability to retain the services of any of our key personnel, an unplanned loss of any of their services or our inability to replace them upon termination as needed, could adversely impact our operations. We do not have key man life insurance coverage on our executive officers.

There may be conflicts of interest between E. Robert Roskind and us.
E. Robert Roskind, our Chairman, beneficially owns a significant number of OP units, and as a result, may face different and more adverse tax consequences than our other shareholders will if we sell our interests in certain properties or reduce mortgage indebtedness on certain properties. Our Chairman may, therefore, have different objectives than us and our debt and equity security holders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt. In addition, an affiliate of Mr. Roskind arranges real estate asset financings using funds raised from immigrant investors in accordance with the fifth preference employment-based immigration program administered by the U.S. Citizenship and Immigration Services. During 2017, we obtained a mezzanine loan from Mr. Roskind's affiliate and during 2018, one of our non-consolidated joint ventures obtained a mezzanine loan from Mr. Roskind's affiliate. In the event of an appearance of a conflict of interest and in accordance with our policy regarding related party transactions, Mr. Roskind is required to recuse himself from any decision making or seek a waiver of our Code of Business Conduct and Ethics, which will be reviewed by the non-conflicted members of our Board of Trustees or the Audit Committee of the Board of Trustees.
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
We have a substantial amount of debt. We are more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2018, our total consolidated indebtedness was approximately $1.5 billion and we had approximately $505.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.
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
We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2018, we have a $300.0 million unsecured term loan which matures January 2021 that is LIBOR indexed. In addition, we have $129.1 million of debt that matures in April 2037 which is LIBOR indexed. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Also, fixed rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.
The LIBOR index rate may not be available in the future.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.

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
Our unsecured revolving credit facility, unsecured term loan and indentures governing our 4.40% and 4.25% Senior Notes contain certain cross-default and cross-acceleration provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness and consummate mergers, consolidations or sales of all or substantially all of our assets. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage than is available to us in the marketplace or on commercially reasonable terms.
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
As of December 31, 2018, the consolidated scheduled balloon payments for the next five calendar years are as follows ($ in millions):

Year	Property-Specific Balloon Payments	Corporate Recourse Balloon Payments
2019	$76.1	$—
2020	$32.0	$—
2021	$17.0	$300.0
2022	$—	$—
2023	$—	$250.0
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
None of our subsidiaries are guarantors of our unsecured debt; therefore assets of our subsidiaries may not be available to make payments on our unsecured indebtedness.
As of December 31, 2018, we were the sole borrower of our unsecured indebtedness and none of our subsidiaries were guarantors of our unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of subsidiary debt, including trade creditors, will generally be entitled to payment of their claims from the assets of our subsidiaries before any assets are made available for distribution to us.
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
Tax legislation signed into law on December 22, 2017, makes numerous changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our shareholders. For example, the top federal income tax rate for individuals was reduced to 37%, there is a new deduction available for certain Qualified Business Income that reduces the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). To date, the Internal Revenue Service has issued only limited guidance on the changes made by the new legislation. It is unclear at this time whether Congress will address these issues or when the Internal Revenue Service will issue additional administrative guidance on the changes made by the 2017 legislation.
Risks Related to Our Shares
We may change the dividend policy for our common shares in the future.
The decision to declare and pay dividends on our common shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Trustees in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. The actual dividend payable will be determined by our Board of Trustees based upon the circumstances at the time of declaration and the actual dividend payable may vary from such expected amount. In 2018, we announced that we expect a change in our dividend policy for our common shares to reduce the quarterly dividend amount as a result of our strategy of investing primarily in industrial assets. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.
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
We have an unallocated universal shelf registration statement and we also maintain a direct share purchase plan, pursuant to which we may issue additional common shares. There is no restriction on our issuing additional common or preferred shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common or preferred shares or any substantially similar securities. As of December 31, 2018, an aggregate of approximately 3.7 million of our common shares were issuable upon the exercise of employee share options and upon the exchange of OP units. Depending upon the number of such securities issued, exercised or exchanged at one time, an issuance, exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders or the market price of our common shares.
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
Our ability to issue additional shares. Our declaration of trust authorizes 1,000,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2018, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.
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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2018, we had equity ownership interests in approximately 135 consolidated real estate properties containing approximately 47.6 million square feet of rentable space, which were approximately 95.1% leased based upon net rentable square feet. Generally, all properties in which we have an interest are held through at least one property owner subsidiary.

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

Leverage. As of December 31, 2018, we had outstanding mortgages and notes payable of approximately $575.5 million with a weighted-average interest rate of approximately 4.5% and a weighted-average maturity of 9.5 years.

Property Charts. The following tables list our properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2018.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2018
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Single-tenant properties:
318 Pappy Dunn Blvd.	Anniston	AL	International Automotive Components Group North America, Inc.	276,782	11/24/2029	100%
2415 U.S. Hwy 78 East	Moody	AL	Michelin North America, Inc.	595,346	12/31/2019	100%
4801 North Park Dr.	Opelika	AL	Golden State Foods Corp. (Golden State Enterprises, Inc.)	165,493	5/31/2042	100%
16811 W. Commerce Dr.	Goodyear	AZ	Blue Buffalo Company, LTD (Blue Buffalo Pet Products, Inc.)	540,349	4/30/2026	100%
2455 Premier Row	Orlando	FL	Walgreen Co. / Walgreen Eastern Co.	205,016	3/31/2021	100%
3102 Queen Palm Dr.	Tampa	FL	Time Mailing Services, LLC (Time Inc.)	229,605	6/30/2020	100%
359 Gateway Dr.	Lavonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
490 Westridge Pkwy.	McDonough	GA	Georgia-Pacific Consumer Products LP (Georgia-Pacific LLC)	1,121,120	1/31/2028	100%
1420 Greenwood Rd.	McDonough	GA	United States Cold Storage, Inc.	296,972	8/31/2028	100%
3301 Stagecoach Rd. NE	Thomson	GA	Hollander Sleep Products, LLC (Hollander Home Fashions Holdings)	208,000	5/31/2030	100%
3931 Lakeview Corporate Dr.	Edwardsville	IL	AMAZON.COM.DEDC, LLC (Amazon.com, Inc.)	769,500	9/30/2026	100%
4015 Lakeview Corporate Dr.	Edwardsville	IL	Spectrum Brands Pet Group, Inc.	1,017,780	5/31/2030	100%
1001 Innovation Rd.	Rantoul	IL	Bell Sports, Inc. (Vista Outdoor Inc.)	813,126	10/31/2034	100%
3686 S. Central Ave.	Rockford	IL	Pierce Packaging Co.	93,000	12/31/2021	100%
749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company and Jacobson Transportation Company, Inc.)	150,000	MTM	100%
1020 W. Airport Rd.	Romeoville	IL	ARYZTA LLC (ARYZTA AG)	188,166	10/31/2031	100%
1621 Veterans Memorial Pkwy E	Lafayette	IN	Caterpillar, Inc.	309,400	9/30/2024	100%
1285 W. State Road 32	Lebanon	IN	Continental Tire the Americas, LLC	741,880	1/31/2024	100%
27200 West 157th St.	New Century	KS	Amazon.com.ksdc, LLC (Amazon.com, Inc.)	446,500	1/31/2027	100%
10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Holding Corporation and Dana Limited)	336,350	6/30/2025	100%
730 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	539,592	6/30/2025	100%
301 Bill Bryan Blvd.	Hopkinsville	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	424,904	6/30/2025	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2018
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
4010 Airpark Dr.	Owensboro	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	211,598	6/30/2025	100%
1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%
5001 Greenwood Rd.	Shreveport	LA	Libbey Glass Inc. (Libbey Inc.)	646,000	10/31/2026	100%
5417 Campus Dr.	Shreveport	LA	The Tire Rack, Inc.	257,849	3/31/2022	100%
113 Wells St.	North Berwick	ME	United Technologies Corporation	993,685	4/30/2024	100%
2860 Clark St.	Detroit	MI	Undisclosed(1)	189,960	10/22/2035	100%
6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Holding Corporation and Dana Limited)	150,945	10/25/2021	100%
904 Industrial Rd.	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	9/30/2028	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC / Tower Automotive Products Inc. (Tower Automotive, Inc.)	311,612	10/31/2024	100%
16950 Pine Dr.	Romulus	MI	Undisclosed(1)	500,023	8/24/2032	100%
26700 Bunert Rd.	Warren	MI	Lipari Foods Operating Company, LLC	260,243	10/31/2032	100%
1700 47th Ave North	Minneapolis	MN	Owens Corning Roofing and Asphalt, LLC	18,620	12/31/2025	100%
549 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	855,878	3/31/2030	100%
1550 Hwy 302	Byhalia	MS	McCormick & Company, Inc.	615,600	9/30/2027	100%
554 Nissan Pkwy.	Canton	MS	Nissan North America, Inc.	1,466,000	2/28/2027	100%
11624 S. Distribution Cv.	Olive Branch	MS	Hamilton Beach Brands, Inc.	1,170,218	6/30/2021	100%
7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Aftermarket Inc. (MAHLE Industries, Incorporated)	268,104	2/28/2023	100%
8500 Nail Rd.	Olive Branch	MS	Sephora USA, Inc.	716,080	7/31/2029	100%
2880 Kenny Biggs Rd.	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	673,425	5/31/2036	100%
2203 Sherrill Dr.	Statesville	NC	Geodis Logistics, LLC (OHH Acquisition Corporation)	639,800	12/31/2020	100%
121 Technology Dr.	Durham	NH	Heidelberg Americas, Inc. (Heidelberg Druckmaschinen AG) (2021) / Goss International Americas, Inc. (Goss International Corporation) (2026)	500,500	3/30/2026	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2018
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
5625 North Sloan Ln.	North Las Vegas	NV	Nicholas and Co., Inc.	180,235	9/30/2034	100%
736 Addison Rd.	Erwin	NY	Corning Property Management Corporation	408,000	11/30/2026	100%
29-01 Borden Ave. / 29-10 Hunters Point Ave.	Long Island City	NY	FedEx Ground Package System, Inc. (FedEx Corporation)	140,330	3/31/2028	100%
351 Chamber Dr.	Chillicothe	OH	The Kitchen Collection, Inc.	475,218	6/30/2026	100%
10590 Hamilton Ave.	Cincinnati	OH	The Hillman Group, Inc.	264,598	12/31/2027	100%
1650 - 1654 Williams Rd.	Columbus	OH	ODW Logistics, Inc. (Nessent Ltd. And Dist-Trans Co, LLC)	772,450	6/30/2020	100%
7005 Cochran Rd.	Glenwillow	OH	Royal Appliance Mfg. Co.	458,000	7/31/2025	100%
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	12/31/2019	100%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	400,522	12/31/2019	100%
10345 Philipp Pkwy.	Streetsboro	OH	L'Oreal USA S/D, Inc. (L'Oreal USA, Inc.)	649,250	10/17/2019	100%
27255 SW 95th Ave.	Wilsonville	OR	Pacific Foods of Oregon Inc. d/b/a Pacific Natural Foods	508,277	10/31/2032	100%
250 Rittenhouse Cir.	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	241,977	11/30/2026	100%
100 Ryobi Dr.	Anderson	SC	One World Technologies, Inc. (Techtronic Industries Co. Ltd.)	1,327,022	6/30/2036	100%
590 Ecology Ln.	Chester	SC	Boral Stone Products LLC (Boral Limited)	420,597	7/14/2025	100%
101 Michelin Dr.	Laurens	SC	Michelin North America, Inc.	1,164,000	1/31/2020	100%
5795 North Blackstock Rd.	Spartanburg	SC	Wal-Mart Stores East, L.P. (Wal-Mart, Inc.)	341,660	7/31/2024	100%
1520 Lauderdale Memorial Hwy.	Cleveland	TN	General Electric Company	851,370	3/31/2024	100%
900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC	222,200	9/30/2026	100%
120 Southeast Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2023	100%
201 James Lawrence Rd.	Jackson	TN	Kellogg Sales Company (Kellogg Company)	1,062,055	10/31/2027	100%
633 Garrett Pkwy.	Lewisburg	TN	Calsonic Kansei North America, Inc.	310,000	3/31/2026	100%
3350 Miac Cove Rd.	Memphis	TN	Mimeo.com, Inc.	140,079	9/30/2020	77%
3820 Micro Dr.	Millington	TN	Ingram Micro L.P. (Ingram Micro Inc.)	701,819	9/30/2021	100%
200 Sam Griffin Rd.	Smyrna	TN	Nissan North America, Inc.	1,505,000	4/30/2027	100%
1501 Nolan Ryan Expy.	Arlington	TX	Arrow Electronics, Inc.	74,739	6/30/2027	100%
7007 F.M. 362 Rd.	Brookshire	TX	Orizon Industries, Inc. (Spitzer Industries, Inc.)	262,095	3/31/2035	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2018
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2115 East Belt Line Rd.	Carrollton	TX	Teasdale Foods, Inc.	356,855	12/31/2033	100%
4005 E I-30	Grand Prairie	TX	O'Neal Metals (Texas) L.P. (O'Neal Industries, Inc.)	215,000	3/31/2037	100%
13863 Industrial Rd.	Houston	TX	Curtis Kelly, Inc. (Spitzer Industries, Inc.)	187,800	3/31/2035	100%
13901/14035 Industrial Rd.	Houston	TX	Watco Dock & Rail III, L.L.C. (Watco Companies, L.L.C.)	132,449	3/31/2038	100%
13930 Pike Rd.	Missouri City	TX	Vulcan Construction Materials, LP (Vulcan Materials Company)	N/A	4/30/2032	100%
10535 Red Bluff Rd.	Pasadena	TX	Unis, LLC	257,835	8/31/2023	100%
16407 Applewhite Rd.	San Antonio	TX	International Heating, Air-Conditioning and Refrigeration Solutions Company	849,275	4/30/2027	100%
2601 Bermuda Hundred Rd.	Chester	VA	Philip Morris USA Inc.	1,034,470	6/30/2030	100%
80 Tyson Dr.	Winchester	VA	Undisclosed(1)	400,400	12/18/2031	100%
291 Park Center Dr.	Winchester	VA	Kraft Heinz Foods Company	344,700	5/31/2021	100%
901 East Bingen Point Way	Bingen	WA	The Boeing Company	124,539	5/31/2024	100%
2800 Polar Way	Richland	WA	Preferred Freezer Services of Richland, LLC (Preferred Freezer Services, LLC & Preferred Freezer Services Operating, LLC)	456,412	8/31/2035	100%
111 West Oakview Pkwy.	Oak Creek	WI	Stella & Chewy's LLC	164,007	6/30/2035	100%
Multi-tenant/vacant properties:
2935 Van Vactor Dr.	Plymouth	IN	(Available for lease)	300,500	N/A	0%
1133 Poplar Creek Rd.	Henderson	NC	(Available for lease)	196,946	N/A	0%
50 Tyger River Dr.	Duncan	SC	(Available for lease)	221,833	N/A	0%
6050 Dana Way	Antioch	TN	Multi-tenanted	674,528	Various	97%
3456 Meyers Ave.	Memphis	TN	(Available for lease)	780,000	N/A	0%
			Industrial Total	41,447,962		96.3%
(1)    Tenant is a domestic subsidiary of an international automaker.

The 2018 net effective annual base cash rent for the industrial portfolio as of December 31, 2018 was $4.41 per square foot and the weighted-average remaining lease term was 9.6 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2018
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Single-tenant properties:
19019 North 59th Ave.	Glendale	AZ	Honeywell International Inc.	252,300	7/15/2024	100%
8555 South River Pkwy.	Tempe	AZ	Versum Materials US, LLC	95,133	12/31/2033	100%
1440 East 15th St.	Tucson	AZ	CoxCom, LLC	28,591	7/31/2022	100%
3333 Coyote Hill Rd.	Palo Alto	CA	Xerox Corporation	202,000	12/14/2023	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Canon Solutions America, Inc. (Océ -USA Holding, Inc.)	143,290	2/14/2020	100%
9200 South Park Center Loop	Orlando	FL	CardWorks Servicing, LLC (CardWorks, Inc.)	59,927	9/30/2029	100%
3500 N. Loop Rd.	McDonough	GA	Total Systems Services, Inc.	62,218	8/31/2021	100%
3265 E. Goldstone Dr.	Meridian	ID	VoiceStream PCS Holding, LLC / T-Mobile PCS Holdings, LLC (T-Mobile USA, Inc.)	77,484	6/30/2026	100%
500 Jackson St.	Columbus	IN	Cummins Inc.	390,100	7/31/2024	100%
10475 Crosspoint Blvd.	Indianapolis	IN	John Wiley & Sons, Inc.	141,047	10/31/2019	100%
9601 Renner Blvd.	Lenexa	KS	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%
11201 Renner Blvd.	Lenexa	KS	United States of America	169,585	10/31/2027	100%
4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	70,100	10/31/2022	100%
133 First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
2800 High Meadow Cir.	Auburn Hills	MI	Faurecia USA Holdings, Inc.	278,000	3/31/2029	100%
9201 Stateline Rd.	Kansas City	MO	Swiss Re America Holding Corporation / Westport Insurance Corporation / Swiss RE Management (US) Corporation	155,925	4/1/2019	100%
3943 Denny Ave.	Pascagoula	MS	Huntington Ingalls Incorporated	94,841	10/31/2023	100%
1415 Wyckoff Rd.	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
29 S. Jefferson Rd.	Whippany	NJ	CAE SimuFlite, Inc. (CAE INC.)	123,734	11/30/2021	100%
2999 Southwest 6th St.	Redmond	OR	VoiceStream PCS I, LLC / T-Mobile West Corporation (T-Mobile USA, Inc.)	77,260	7/31/2029	100%
1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius LLP	304,037	1/31/2021	99%
1362 Celebration Blvd.	Florence	SC	MED3000, Inc.	32,000	2/14/2024	100%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2024	100%
2401 Cherahala Blvd.	Knoxville	TN	AdvancePCS, Inc. / CaremarkPCS, L.L.C.	59,748	5/31/2027	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2018
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
1401 Nolan Ryan Expy.	Arlington	TX	Triumph Aerostructures, LLC (Triumph Group, Inc.)	161,808	1/31/2025	80%
820 Gears Rd.	Houston	TX	Ricoh, USA, Inc.	78,895	1/31/2019	100%
270 Abner Jackson Pkwy.	Lake Jackson	TX	The Dow Chemical Company	664,100	10/31/2036	100%
3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation / T-Mobile West Corporation	75,016	6/30/2020	100%
2050 Roanoke Rd.	Westlake	TX	Charles Schwab & Co., Inc.	130,199	6/30/2021	100%
13651 McLearen Rd.	Herndon	VA	United States of America	159,644	5/30/2022	100%
2800 Waterford Lake Dr.	Midlothian	VA	Alstom Power, Inc.	99,057	12/31/2019	100%
Multi-tenant/vacant properties:
13430 North Black Canyon Fwy	Phoenix	AZ	Multi-tenanted	138,940	Various	85%
5200 Metcalf Ave.	Overland Park	KS	(Available for lease)	320,198	N/A	0%
1460 Tobias Gadson Blvd.	Charleston	SC	Vallen Distribution, Inc.	50,246	6/30/2019	64%
11511 Luna Rd.	Farmers Branch	TX	International Business Machines Corporation	181,072	4/30/2021	92%
1311 Broadfield Blvd.	Houston	TX	Saipem America, Inc. (Saipem S.p.A.)	155,407	3/31/2028	49%
			Office Total	5,683,808		91.4%

The 2018 net effective annual base cash rent for the office portfolio as of December 31, 2018 was $15.18 per square foot and the weighted-average remaining lease term was 6.5 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OTHER
As of December 31, 2018
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Single-tenant properties:
499 Derbyshire Dr.	Venice	FL	Littlestone Brotherhood LLC (Ralph Little)	Specialty	31,180	1/31/2055	100%
30 Light St.	Baltimore	MD	30 Charm City, LLC	Specialty	N/A	12/31/2048	100%
201-215 N. Charles St.	Baltimore	MD	201 NC Leasehold LLC	Specialty	N/A	8/31/2112	100%
10201 Schuster Way	Pataskala	OH	Kohl's Department Stores, Inc. (Kohl's Corporation)	Specialty	N/A	12/31/2067	100%
B.E.C. 45th St/Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc. / Safeway, Inc.	Retail	30,757	3/31/2024	100%
1053 Mineral Springs Rd.	Paris	TN	The Kroger Co.	Retail	31,170	7/1/2023	100%
175 Holt Garrison Pkwy.	Danville	VA	Home Depot USA, Inc.	Specialty	N/A	1/31/2029	100%
Multi-tenant/vacant properties:
832 N. Westover Blvd.	Albany	GA	(Available for lease)	Retail	45,554	N/A	0%
King St./1042 Fort St. Mall	Honolulu	HI	Multi-tenanted	Retail/Office	77,459	Various	46%
21082 Pioneer Plaza Dr.	Watertown	NY	(Available for lease)	Retail	120,727	N/A	0%
97 Seneca Trail	Fairlea	WV	(Available for lease)	Retail	90,933	N/A	0%
			Other Total		427,780		30.0%
			Consolidated Portfolio Grand Total		47,559,550		95.1%
The 2018 net effective annual base cash rent for the other portfolio as of December 31, 2018 was $2.49 per square foot, excluding Specialty investments, and the weighted-average remaining lease term was 30.5 years.
The 2018 net effective annual base cash rent for the consolidated portfolio as of December 31, 2018 was $5.68 per square foot, excluding Specialty investments, and the weighted-average remaining lease term was 8.9 years.

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2018
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
9201 E. Dry Creek Rd.	Centennial	CO	Arrow Electronics, Inc.	Office	128,500	3/31/2033	100%
9655 Maroon Cir.	Englewood	CO	TriZetto Corporation (Cognizant Technology Solutions Corporation)	Office	166,912	4/30/2028	100%
1315 West Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (GHX Ultimate Partner Corporation)	Office	106,877	4/30/2027	100%
143 Diamond Ave.	Parachute	CO	Encana Oil and Gas (USA) Inc./Caerus Piceanco LLC (Alenco Inc.)	Office	49,024	10/31/2032	100%
2500 Patrick Henry Pkwy.	McDonough	GA	Georgia Power Company	Office	111,911	6/30/2025	100%
231 N. Martingale Rd.	Schaumburg	IL	CEC Educational Services, LLC (Career Education Corporation)	Office	317,198	12/31/2022	100%
3902 Gene Field Rd.	St. Joseph	MO	Boehringer Ingelheim Vetmedica, Inc. (Boehringer Ingelheim USA Corporation)	Office	98,849	6/30/2027	100%
1210 AvidXchange Ln.	Charlotte	NC	AvidXchange, Inc.	Office	201,450	4/30/2032	100%
333 Mount Hope Ave.	Rockaway	NJ	Atlantic Health System, Inc.	Office	92,326	12/31/2031	100%
6226 West Sahara Ave.	Las Vegas	NV	Nevada Power Company	Office	282,000	1/31/2029	100%
2221 Schrock Rd.	Columbus	OH	MS Consultants, Inc.	Office	42,290	7/6/2027	100%
500 Olde Worthington Rd.	Westerville	OH	InVentiv Health, Inc. (Syneos Health, Inc.)	Office	97,000	3/31/2026	100%
25 Lakeview Dr.	Jessup	PA	TMG Health, Inc. (Cognizant Technology Solutions Corporation)	Office	150,000	8/7/2027	100%
601 & 701 Experian Pkwy.	Allen	TX	Experian Information Solutions, Inc. / TRW, Inc. (Experian Holdings, Inc.)	Office	292,700	3/14/2025	100%
4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP	Office	138,443	12/31/2025	100%
10001 Richmond Ave.	Houston	TX	Schlumberger Holdings Corp.	Office	554,385	9/30/2025	100%
810 Gears Rd.	Houston	TX	United States of America	Office	78,895	1/10/2031	87%
18839 McKay Blvd.	Humble	TX	Triumph Rehabilitation Hospital of Northeast Houston, LLC (RehabCare Group, Inc.)	Other	55,646	1/31/2029	100%
6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holding Company, LLC)	Office	247,254	2/28/2025	100%
8900 Freeport Pkwy.	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	Office	268,445	3/31/2023	100%
2203 North Westgreen Blvd.	Katy	TX	British Schools of America, LLC	Other	274,000	8/31/2036	100%
800 East Canal St.	Richmond	VA	McGuireWoods LLP	Office	330,309	8/31/2030	87%
500 Kinetic Dr.	Huntington	WV	AMZN WVCS LLC (Amazon.com, Inc.)	Office	68,693	11/30/2026	100%
			Total		4,153,107		98.7%
In addition, we have a non-consolidated joint venture with a developer, which owns a developable parcel of land in Etna, Ohio.
The 2018 net effective annual base cash rent for our proportionate share of the non-consolidated portfolio as of December 31, 2018 was $16.83 per square foot and the weighted-average remaining lease term was 10.3 years.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	GAAP Base Rent ($000)	Percentage of Annual Rent
2019	47	2,706,226	$16,498	6.0%
2020	17	3,840,817	15,934	5.8%
2021	20	4,371,717	26,792	9.7%
2022	4	516,184	6,204	2.3%
2023	8	1,163,086	9,766	3.5%
2024	19	4,851,851	24,787	9.0%
2025	14	2,916,169	15,819	5.7%
2026	10	4,191,228	14,357	5.2%
2027	12	6,536,053	30,489	11.1%
2028	6	1,892,384	12,942	4.7%

The following chart sets forth the 2018 annual GAAP base rent ($000) based on the credit rating of our consolidated tenants at December 31, 2018(1):

	GAAP Base Rent	Percentage
Investment Grade	$112,242	39.1%
Non-investment Grade	54,716	19.0%
Unrated	120,369	41.9%
	$287,327	100.0%
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
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Bank, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court).  On October 25, 2018, Cummins Inc., the tenant in our Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P., our property owner subsidiary, and Wells Fargo Bank, N.A., the trustee for the noteholders with a security interest in the office building.  Under the subject lease, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods. Despite failing to timely exercise a purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. has asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. does not dispute that it failed to comply with the requirements of the purchase option, but alleges that it is entitled to relief under several equitable theories.  We filed a motion to dismiss the complaint on January 8, 2019.  We believe that Indiana law supports our right to retain ownership of the building, and we intend to vigorously defend this claim.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of Lexington

The following sets forth certain information relating to our executive officers:

Name	Business Experience
T. Wilson Eglin Age 54
Mr. Eglin has served as our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010.

Patrick Carroll Age 55
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

Joseph S. Bonventre Age 43
Mr. Bonventre has served as our General Counsel since 2004, one of our Executive Vice Presidents since 2008 and our Secretary since 2014. Prior to joining us in September 2004, Mr. Bonventre was an associate in the corporate department of the law firm now known as Paul Hastings LLP. Mr. Bonventre is admitted to practice law in the State of New York.

Beth Boulerice Age 54
Ms. Boulerice has served as our Chief Accounting Officer since January 2011 and one of our Executive Vice Presidents since January 2013. Prior to joining us in January 2007, Ms. Boulerice was employed by First Winthrop Corporation and was the Chief Accounting Officer of Newkirk Realty Trust. Ms. Boulerice is a Certified Public Accountant.

Brendan P. Mullinix Age 44
Mr. Mullinix was appointed an executive officer in February 2018 and has served as one of our Executive Vice Presidents focusing on debt capital markets.  Mr. Mullinix joined us in 1996 and has previously served as a Senior Vice President and a Vice President.

Lara Johnson Age 46
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

James Dudley Age 38
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

Holders. As of March 8, 2019, we had approximately 2,688 common shareholders of record.

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
Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. In 2016, we issued approximately 0.6 million common shares under the plan, raising net proceeds of $4.1 million. We did not issue any shares under the plan in 2018 and 2017.
Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2018, with respect to our Amended and Restated 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	118,400	$7.44	4,012,870
Equity compensation plans not approved by security holders	—	—	—
Total	118,400	$7.44	4,012,870

Recent Sales of Unregistered Securities.
We did not issue any common shares during 2018 on an unregistered basis.

Share Repurchase Program.
The following table summarizes common shares/OP units that were repurchased during the fourth quarter of 2018 pursuant to publicly announced repurchase plans(1):

Period	Total number of shares/units purchased	Average price paid per share/unit ($)	Total number of shares/units purchased as part of publicly announced plans or programs	Maximum number of shares/units that may yet be purchased under the plans or programs
October 1-31, 2018	2,681,215	8.06	2,681,215	2,046,218
November 1-30, 2018(2)	—	—	—	12,046,218
December 1-31, 2018(3)	1,298,382	8.08	1,298,382	10,747,836
Total	3,979,597	8.07	3,979,597	10,747,836
(1)    10,000,000 share repurchase authorization initially announced on July 2, 2015, which has no expiration date.
(2)    On November 2, 2018, the Board of Trustees authorized an additional 10,000,000 common share repurchase authorization.
(3)    Excludes 323,521 common shares that were repurchased in December 2018 that were settled in January 2019.

Item 6. Selected Financial Data

The following sets forth selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2018. The selected consolidated financial data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and the related notes set forth in Item 8 “Financial Statements and Supplementary Data”, below. ($000's, except per share data):

	2018	2017	2016	2015	2014
Total gross revenues	$395,339	$391,641	$429,496	$430,839	$423,818
Expenses applicable to revenues	(210,866)	(223,162)	(213,403)	(222,853)	(218,510)
Interest and amortization expense	(79,880)	(77,883)	(88,032)	(89,739)	(97,303)
Income from continuing operations	230,906	86,629	96,450	113,209	47,842
Total discontinued operations	—	—	—	1,682	49,621
Net income	230,906	86,629	96,450	114,891	97,463
Net income attributable to Lexington Realty Trust shareholders	227,415	85,583	95,624	111,703	93,104
Net income attributable to common shareholders	220,838	79,067	89,109	105,100	86,324
Income from continuing operations per common share - basic	0.93	0.33	0.38	0.44	0.17
Income from discontinued operations - basic	—	—	—	0.01	0.21
Net income per common share - basic	0.93	0.33	0.38	0.45	0.38
Income from continuing operations per common share - diluted	0.93	0.33	0.37	0.44	0.17
Income from discontinued operations per common share - diluted	—	—	—	0.01	0.21
Net income per common share - diluted	0.93	0.33	0.37	0.45	0.38
Cash dividends declared per common share	0.71	0.7025	0.69	0.68	0.675
Net cash provided by operating activities(1)	217,811	227,870	239,810	245,020	221,577
Net cash provided by (used in) investing activities(1)	554,891	(283,074)	11,384	(391,016)	(43,984)
Net cash provided by (used in) financing activities(1)	(707,611)	49,581	(237,301)	41,426	(66,351)
Real estate assets, net, including real estate - intangible assets	2,555,659	3,309,900	3,028,326	3,397,922	3,287,250
Total assets	2,953,840	3,553,020	3,441,467	3,808,403	3,758,483
Mortgages, notes payable, credit facility and term loans, including discontinued operations	1,492,483	2,068,867	1,860,598	2,190,740	2,076,042
Shareholders' equity	1,329,871	1,323,901	1,392,777	1,440,029	1,485,766
Total equity	1,346,678	1,340,835	1,412,491	1,462,531	1,508,920
Preferred share liquidation preference	96,770	96,770	96,770	96,770	96,770
(1)    2017 to 2014 amounts adjusted for the retrospective application of ASU 2016-15 and ASU 2016-18.

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

Introduction

The following is a discussion and analysis of the consolidated financial condition and results of operations of Lexington Realty Trust for the years ended December 31, 2018, 2017 and 2016, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying consolidated financial statements of the Company included herein and notes thereto.

Overview
General. We are a Maryland REIT that owns a portfolio of equity investments in primarily single-tenant commercial properties, with a focus on industrial properties.
As of December 31, 2018, we had equity ownership interests in approximately 135 consolidated real estate properties, located in 34 states and encompassing approximately 47.6 million square feet, approximately 95.1% of which was leased.
Business Strategy. Our current business strategy is focused on growing our portfolio of industrial properties, enhancing our cash flow stability, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. See “Business” in Part I, Item 1 of this Annual Report for a detailed description of our current business strategy.
We expect our business strategy will enable us to continue to improve our liquidity and strengthen our overall balance sheet. We believe liquidity and a strong balance sheet will allow us to take advantage of attractive investment opportunities as they arise.
Investment Trends. Making investments in income producing single-tenant net-leased industrial real estate assets is our primary focus. The challenge we face is finding investments that will provide an attractive return without compromising our real estate or tenant credit underwriting criteria. We believe we have access to acquisition opportunities due to our relationships with developers, brokers, corporate users and sellers. However, competition for income producing single-tenant net-leased industrial real estate assets has increased. When we acquire real estate assets, we generally look for industrial real estate assets which have one or more of the following characteristics (1) a credit-worthy tenant, (2) adaptability to a variety of users, including multi-tenant use, (3) an attractive geographic location, and (4) the potential for capital appreciation.
In recent years, demand for space in the suburban office market has not been as strong as demand for space in the industrial market. We believe this is due to a continuing trend of downsizing of corporate office requirements and an increase in the demand for regionalized distribution and e-commerce facilities. In addition, industrial assets generally require less capital to maintain and re-lease than required by office assets. As of December 31, 2018, our percentage of GAAP rent attributable to industrial assets to total GAAP rent was 65.4% compared to 44.3% as of December 31, 2017. We expect to continue the repositioning of the portfolio to be more industrial asset based. Our capital recycling strategy may have a near-term dilutive impact on earnings due to sales of revenue-producing properties, but we believe in the long term this strategy will benefit shareholder value.
We continue to see capitalization rate compression in the acquisition market for existing industrial product. We expect that as interest rates rise, capitalization rates will rise. However, with the significant amount of competition in the current acquisition market for industrial assets, capitalization rates have continued to compress or hold steady even as interest rates rise.
The recent demand for industrial assets has allowed developers to obtain construction financing from traditional banks and build on a speculative basis, which has limited our opportunities in the industrial build-to-suit market. In an effort to gain more exposure to the build-to-suit industrial market, in December 2017, we acquired a 90% interest in a joint venture with a developer that acquired a developable parcel of land. The joint venture intends to source industrial build-to-suit projects for the land and in December 2018, Kohl's Corporation committed to the first build-to-suit project for a 1.2 million square foot warehouse/distribution facility, which is expected to be completed in 2020 and is subject to a ground lease with us.

Some of our industrial investments are, and we expect in the future some will be, subject to leases with shorter terms than historically held in our portfolio because we believe renewal and retenanting risks are mitigated because of the fungibility of certain industrial assets.
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
We believe that, despite the addition of some shorter-term industrial leases, the long-term leases with escalating rents we have in our portfolio are strengthening our future cash flows by providing a hedge against rising interest rates, extending our weighted-average lease term, balancing our lease expiration schedule, reducing the average age of our portfolio and supporting our dividend objectives.
The following is a summary of our investment activity for the year ended December 31, 2018:

Property Acquisitions(1)

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Approximate Lease Term (Years)	Date Acquired
Olive Branch, MS	Industrial	716	$44.1	11	2Q 2018
Olive Branch, MS	Industrial	1,170	48.5	3	2Q 2018
Edwardsville, IL	Industrial	1,018	44.2	12	2Q 2018
Spartanburg, SC	Industrial	342	27.6	6	3Q 2018
Pasadena, TX	Industrial	258	23.9	5	3Q 2018
Carrollton, TX	Industrial	357	19.6	14	3Q 2018
Goodyear, AZ	Industrial	540	41.4	7	4Q 2018
Chester, VA	Industrial	1,034	66.3	12	4Q 2018
		5,435	$315.6

(1)	We acquired a 57-acre parcel of land from a non-consolidated joint venture and leased the parcel to a tenant to develop an industrial property.

The following is a summary of our investment activity for the year ended December 31, 2017:

Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Approximate Lease Term (Years)	Date Acquired
New Century, KS	Industrial	447	$12.1	10	1Q 2017
Lebanon, IN	Industrial	742	36.2	7	1Q 2017
Cleveland, TN	Industrial	851	34.4	7	2Q 2017
Grand Prairie, TX	Industrial	215	24.3	20	2Q 2017
San Antonio, TX	Industrial	849	45.5	10	2Q 2017
McDonough, GA(1)	Industrial	1,121	66.7	10	3Q 2017
Byhalia, MS	Industrial	616	36.6	10	3Q 2017
Jackson, TN	Industrial	1,062	57.9	10	3Q 2017
Smyrna, TN	Industrial	1,505	104.9	10	3Q 2017
Lafayette, IN	Industrial	309	17.4	7	4Q 2017
Romulus, MI	Industrial	500	38.9	15	4Q 2017
Warren, MI	Industrial	260	47.0	15	4Q 2017
Winchester, VA	Industrial	400	36.7	14	4Q 2017
		8,877	$558.6

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Initial Capitalized Cost (millions)	Lease Term (Years)	Date Acquired/Completed	Capitalized Cost Per Square Foot
Lake Jackson, TX(2)	Office	275	$70.4	20	1Q 2017	$256.09
Charlotte, NC	Office	201	61.3	15	2Q 2017	$304.49
Opelika, AL	Industrial	165	37.3	25	3Q 2017	$225.20
		641	$169.0

(1)	Square footage includes a 220-thousand-square-foot expansion which was completed in 2018.

(2)	Completed the construction on the final building of a four-building project. Initial cost basis excludes developer partner payout of $8.0 million.

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
During 2018, we entered into 29 consolidated new leases and lease extensions encompassing approximately 1.9 million square feet. The average GAAP base rent on these extended leases was approximately $10.11 per square foot compared to the average GAAP base rent on these leases before extension of $9.36 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2018 was approximately $20.08 per square foot for new leases and $2.07 per square foot for extended leases. Due to the nature of the expected lease rollovers in coming years, particularly office assets, renewal rents may be lower than expiring rents and aggregate tenant improvement allowances and leasing costs may decrease from their current levels in such years. The impact of any such lower renewal rent may be mitigated by our capital recycling strategy and our long-term leases with annual or periodic rent increases.
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
During 2017 and 2016, we conveyed in foreclosure or via a deed-in-lieu of foreclosure certain properties in which we had an interest as we deemed the balance of the non-recourse mortgage loans encumbering the properties were in excess of the value of the property collateral. Our property owner subsidiaries may convey properties to lenders or the property owner subsidiary may declare bankruptcy in the future if there is no or limited recourse to us and a property owner subsidiary is unable to refinance, re-let or sell its vacated property or if a tenant renews at a lower rent or a new tenant pays a lower rent that does not justify a value of the property in excess of the mortgage loan balance.
Impairment charges. During 2018, 2017 and 2016, we incurred impairment charges on certain of our assets, excluding loan receivables, of $95.8 million, $39.7 million and $100.2 million, respectively, due to each asset's carrying value being below its estimated fair value. Most of the impairment charges in 2018 and 2017 were incurred on non-core assets due to anticipated shortened holding periods. In 2016, we incurred impairment charges primarily due to the write-off of the deferred rent receivable for the sold New York, New York land investments. The real estate assets we sold that resulted in impairment charges were primarily non-core assets including land investments, retail properties and under performing and multi-tenant properties. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
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
The aggregate value of other acquired intangible assets, which may consist of in-place leases and/or tenant relationship values, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases is amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of tenant relationships is amortized to expense over the applicable lease term plus expected renewal periods.
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
Cybersecurity.  While we have yet to experience a cyber attack that disrupted our operations in any material respect, all companies, including ours, need to allocate funds to address and protect against cybersecurity threats. Due to the small size of our organization, we rely on third-parties to provide advice and services with respect to cybersecurity, which is not currently, but could become, a material cost.

Liquidity
General. Since becoming a public company, our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) the public and private equity and debt markets, (3) property specific debt, (4) corporate level borrowings, (5) commitments from co-investment partners and (6) proceeds from the sales of our investments.
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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $217.8 million for 2018, $227.9 million for 2017 and $239.8 million for 2016. Cash flows from operations have been decreasing primarily due to dispositions as we reshape our portfolio to have a higher concentration of industrial assets versus other asset types. Industrial assets, as compared with office assets, generally provide for less rental revenue due to lower capitalization rates than can be obtained from office assets. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $554.9 million in 2018, $(283.1) million in 2017 and $11.4 million in 2016. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings and changes in deposits. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs, payments of deferred leasing costs and changes in deposits. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $(707.6) million in 2018, $49.6 million in 2017 and $(237.3) million in 2016. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common shares, and non-recourse mortgage and corporate borrowings. Cash used in financing activities related primarily to dividend and distribution payments, repurchases of common shares, redemption of a noncontrolling interest, payments of deferred financing costs, payment of developer liabilities and debt payments and repurchases.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we (1) believe conditions are favorable and (2) have a compelling use of proceeds. Due to our borrowing capacity under our unsecured revolving credit facility and proceeds from dispositions and mortgage financings, we did not access the public debt markets in 2018, 2017 or 2016.

During 2015, our Board of Trustees authorized a 10.0 million common share repurchase program. The share repurchase program does not expire. During 2018, we repurchased and retired approximately 5.9 million common shares for an aggregate $47.2 million, which was at an average price of $8.05 per share. During 2018, our Board of Trustees increased the authorization by an additional 10.0 million shares and approximately 10.7 million common shares remain available for repurchase at December 31, 2018. We have continued to, and in the future may, repurchase our common shares in the context of our overall capital plan, and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.
We expect to continue to access debt and equity markets in the future to implement our business strategy and to fund future growth. However, general economic uncertainty and the volatility in these markets can make accessing these markets more difficult at times.

UPREIT Structure. Our UPREIT structure permits us to effect acquisitions by issuing OP units to a property owner as a form of consideration in exchange for the property. Substantially all outstanding OP units are redeemable by the holder at certain times on a one OP unit for approximately 1.13 common shares basis or, at our election, with respect to certain OP units, cash. Substantially all outstanding OP units require us to pay quarterly distributions to the holders of such OP units equal to the dividends paid to our common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their applicable partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. We are party to a funding agreement with our operating partnership under which we may be required to fund distributions made on account of OP units. No OP units have a liquidation preference. In recent years there has not been a great demand for OP units and, as a result, we expect the percentage of common shares that will be outstanding in the future relative to OP units will increase, and income attributable to noncontrolling interests should be expected to decrease, as such OP units are redeemed for our common shares. Furthermore, our credit agreement requires us to own at least 95.5% of Lepercq Corporate Income Fund L.P., or LCIF.

As of December 31, 2018, there were 3.2 million OP units outstanding which were convertible into 3.6 million common shares assuming we satisfied redemptions entirely with common shares.

Property Specific Debt. As of December 31, 2018, our consolidated property owner subsidiaries had aggregate balloon payments of $76.1 million and $32.0 million maturing in 2019 and 2020, respectively. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($168.8 million at December 31, 2018), property sale proceeds or borrowing capacity on our primary credit facility ($505.0 million as of December 31, 2018, subject to covenant compliance).

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

In 2018, 2017 and 2016, we obtained, through our consolidated property owner subsidiaries, $26.4 million, $45.4 million and $254.7 million, respectively, in non-recourse mortgage loans with interest rates ranging from 4.0% to 5.4% and maturity dates ranging from 2022 to 2036. Our secured debt decreased to approximately $575.5 million at December 31, 2018 compared to $697.1 million at December 31, 2017. We expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate. We believe our financing strategy will also allow us to further lower our financing costs and improve our cash flow, financial flexibility and certain credit metrics.

Corporate Borrowings. The following Senior Notes were outstanding as of December 31, 2018:

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
During 2018, our unsecured credit agreement with KeyBank National Association, as agent, was amended to release LCIF as a borrower and make other related changes. A summary of the significant terms of our unsecured credit agreement, as of December 31, 2018, are as follows:

	Maturity Date	Interest Rate
$505.0 Million Revolving Credit Facility(1)	08/2019	LIBOR + 1.00%
$300.0 Million Term Loan(2)	01/2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at our option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At December 31, 2018, the unsecured revolving credit facility had no borrowing outstanding and availability of $505.0 million subject to covenant compliance.

(2)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. We had aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255.0 million of the $300.0 million outstanding LIBOR-based borrowings. During 2018, we satisfied in full the $300 million term loan due in 2020.

As of December 31, 2018, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bore interest at a fixed rate of 6.804% through April 2017 and, thereafter, bears interest at a variable rate of three month LIBOR plus 170 basis points. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2018 and 2017, there were $129.1 million of these securities outstanding.

Co-investment Programs and Joint Ventures. We have entered into co-investment programs and joint ventures with institutional investors and other real estate companies to mitigate our risk in certain assets and increase our return on equity to the extent we earn management or other fees. However, investments in co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital. Due to our size, we do not expect to enter into co-investment programs and joint ventures seeking future investments, except with developers for industrial assets. In 2018, we sold 21 office assets to a newly-formed joint venture in which we acquired a 20% interest. We believe this joint venture complemented our current business strategy by partially reducing our exposure to office assets.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2018, we disposed of our interests in certain consolidated properties for an aggregate gross price of $1.1 billion, which included the sale of a 21-office asset portfolio to the newly-formed joint venture. These proceeds were used to retire indebtedness encumbering properties in which we have an interest and corporate debt obligations and make investments.

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

As of December 31, 2018, we had approximately $1.5 billion of indebtedness, consisting of mortgages and notes payable outstanding, a term loan, 4.40% and 4.25% Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 4.0%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.
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

We paid approximately $175.5 million in cash dividends to our common and preferred shareholders in 2018. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

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

Vacant Properties. To the extent there is a vacancy in a property, our property owner subsidiary would be obligated for all operating expenses, including capital expenditures, real estate taxes and insurance. When a property is vacant, our property owner subsidiary may incur substantial capital expenditure and releasing costs to re-tenant the property. However, we believe that, over the long term, our focus on industrial assets will result in significant savings compared to investing in office assets due to the lower operating and retenanting costs of industrial assets compared to office assets.

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

Results of Operations

Year ended December 31, 2018 compared with December 31, 2017. The increase in total gross revenues in 2018 of $3.7 million was primarily attributable to an increase in rental revenue of $4.9 million, offset by a decrease in tenant reimbursements of $1.2 million. The increase in rental revenue was primarily due to revenue from properties acquired in 2018 and 2017 of $34.9 million and the acceleration of below-market lease intangible accretion on three retail assets of $10.4 million, partially offset by a reduction of $39.9 million of rental revenue due to property sales and a $0.3 million decrease in revenue recognized from lease terminations.

Depreciation and amortization decreased by $5.8 million primarily due to the sale of real estate properties in 2018 and 2017.

The decrease in property operating expense of $6.5 million was primarily due to reduced operating costs associated with sold properties, including vacant properties and a reduction in transaction costs, partially offset by 2018 and 2017 property acquisitions with operating expense responsibilities and an increase in operating costs at certain properties due to tax abatements expiring.

The decrease in general and administrative expense of $2.5 million was primarily due to a decrease in professional fees, primarily legal costs incurred in a litigation.

The $2.05 million litigation settlement recognized in 2017 represented the settlement amount related to a lender claim regarding an office property that we owned in Bridgewater, New Jersey.

Non-operating income decreased by $6.9 million primarily due to the collection of loans receivable in 2017 and $3.9 million of earnings recognized in 2017 due to the write-off of unearned contingent acquisition consideration relating to a prior build-to-suit project.

The increase in interest and amortization expense of $2.0 million was primarily due to an increase in our overall borrowing rate and amount of debt outstanding during the period, coupled with a reduction in capitalized interest.

The change in debt satisfaction charges, net, of $8.8 million was primarily due to the timing of debt retirements, including the repayment of the 2020 term loan.

The increase in impairment charges of $50.8 million related to the timing of impairment charges recognized on certain properties, primarily due to potential sales, vacancies and lack of leasing prospects. The increase was also due to our intention to dispose of non-industrial assets, thus shortening the holding period of certain assets.

The increase in gains on sales of properties of $189.5 million related primarily to the timing of sales of our properties, and was principally comprised of $174.6 million relating to the sale/contribution of 21 office assets to NNN JV.

The change in equity in earnings (losses) of non-consolidated entities of $2.6 million was primarily due to the timing of gains recognized on the sale of non-consolidated investments and an impairment charge recognized in 2017 on our investment in Palm Beach Gardens, Florida where the sole tenant filed for bankruptcy.

The increase in net income attributable to noncontrolling interests of $2.4 million was primarily due to an increase in net income of LCIF in 2018 compared to 2017.

The increase in net income attributable to common shareholders of $141.8 million was primarily due to the items discussed above.

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

The $2.05 million litigation settlement recognized in 2017 represented the settlement amount related to a lender claim regarding an office property that we owned in Bridgewater, New Jersey.

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

Same-Store Results

Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for three comparable reporting periods. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), tenant reimbursements and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure to be used by Management and investors to assess the Company's operating performance. However, same-store NOI should not be viewed as an alternative measure of the Company's financial performance since it does not reflect the operations of the Company's entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact the Company's results of operations. Lexington believes that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the years ended December 31, 2018, 2017 and 2016 ($000):

	2018	2017	2016
Total cash base rent	$202,233	$202,690	$201,862
Tenant reimbursements	12,993	11,233	11,740
Property operating expenses	(23,729)	(22,137)	(20,730)
Same-store NOI	$191,497	$191,786	$192,872
Our reported same-store NOI decreased from 2017 to 2018 by 0.2% and decreased by 0.6% from 2016 to 2017. The primary reason for the decrease in same-store NOI between periods primarily related to vacancy. As of December 31, 2018, 2017 and 2016, our historical same-store square footage leased was 92.1%, 98.9% and 99.1%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Twelve Months ended December 31,
	2018	2017	2016
Net income	$230,906	$86,629	$96,450

Interest and amortization expense	79,880	77,883	88,032
Provision for income taxes	1,728	1,917	1,439
Depreciation and amortization	168,191	173,968	166,048
General and administrative	31,662	34,158	31,104
Litigation settlement	—	2,050	—
Transaction costs	260	2,171	836
Non-operating income	(3,491)	(10,378)	(13,043)
Gains on sales of properties	(252,913)	(63,428)	(81,510)
Impairment charges and loan losses	95,813	44,996	100,236
Debt satisfaction (gains) charges, net	2,596	(6,196)	975
Equity in (earnings) losses of non-consolidated entities	(1,708)	848	(7,590)
Lease termination income	(2,755)	(3,242)	(17,363)
Straight-line adjustments	(20,968)	(19,784)	(37,748)
Lease incentives	1,686	1,969	1,673
Amortization of above/below market leases	(10,132)	1,544	2,057

NOI	320,755	325,105	331,596

Less NOI:
Acquisitions and dispositions	(129,258)	(133,319)	(138,724)
Same-Store NOI	$191,497	$191,786	$192,872
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

The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as “net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sales of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. The reconciling items include amounts to adjust earnings from consolidated partially-owned entities and equity in earnings of unconsolidated affiliates to FFO.” FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs.

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for each of the years in the three year period ended December 31, 2018 (dollars in thousands, except share and per share amounts):

	2018	2017	2016
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$220,838	$79,067	$89,109
Adjustments:
Depreciation and amortization	164,261	168,683	159,363
Impairment charges - real estate, including non-consolidated entities	95,813	43,214	100,236
Noncontrolling interests - OP units	2,528	147	(159)
Amortization of leasing commissions	3,930	5,285	6,684
Joint venture and noncontrolling interest adjustment	4,063	1,121	1,111
Gains on sales of properties, including non-consolidated entities and net of tax	(254,269)	(64,880)	(87,468)
FFO available to common shareholders and unitholders - basic	237,164	232,637	268,876
Preferred dividends	6,290	6,290	6,290
Interest and amortization on 6.00% Convertible Guaranteed Notes	—	—	532
Amount allocated to participating securities	287	226	225
FFO available to all equityholders and unitholders - diluted	243,741	239,153	275,923
Litigation settlement	—	2,050	—
Debt satisfaction (gains) charges, net, including non-consolidated entities	2,596	(6,174)	975
Impairment loss - loan receivable	—	5,294	—
Unearned contingent acquisition consideration	—	(3,922)	—
Other(1)	(10,038)	2,171	837
Adjusted Company FFO available to all equityholders and unitholders - diluted	$236,299	$238,572	$277,735

Per Common Share and Unit Amounts
Basic:
FFO	$0.99	$0.96	$1.13

Diluted:
FFO	$0.99	$0.97	$1.13
Adjusted Company FFO	$0.96	$0.97	$1.14

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	236,666,375	237,758,408	233,633,058
Operating partnership units(2)	3,616,120	3,693,144	3,815,621
Weighted-average common shares outstanding - basic FFO	240,282,495	241,451,552	237,448,679

Diluted:
Weighted-average common shares outstanding - diluted EPS	240,810,990	241,537,837	237,679,031
Unvested share-based payment awards	—	666,127	549,049
6.00% Convertible Guaranteed Notes	—	—	1,077,626
Preferred shares - Series C	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	245,521,560	246,914,534	244,016,276

(1) "Other" primarily consisted of the acceleration of below-market lease intangible accretion in 2018 and transaction related costs in 2017 and 2016.
(2) Includes OP units other than OP units held by us.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2018 ($000's):

	2019	2020	2021	2022	2023	2024 and Thereafter	Total
Mortgages and notes payable(1)	$101,887	$55,143	$40,465	$22,120	$23,998	$331,901	$575,514
Term loans payable	—	—	300,000	—	—	—	300,000
Senior notes payable	—	—	—	—	250,000	250,000	500,000
Trust preferred securities	—	—	—	—	—	129,120	129,120
Interest payable(2)	60,716	56,650	44,081	42,173	35,527	152,607	391,754
Operating lease obligations(3)	5,121	5,123	5,094	5,169	5,312	31,261	57,080
	$167,724	$116,916	$389,640	$69,462	$314,837	$894,889	$1,953,468

1.	Includes balloon payments.

2.
Includes variable-rate debt at the rate in effect at December 31, 2018. Variable-rate debt as of December 31, 2018 is comprised of $129.1 million Trust Preferred Securities (90-day LIBOR plus 1.7% and matures 2037) and $45.0 million term loan (LIBOR plus 1.1% and matures 2021). Also a $255.0 million term loan, which was subject to interest rate swap agreements that expired in in January 2019, bears interest at LIBOR plus 1.1% after expiration of the interest rate swap agreements.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements included in this report.

Item 7A. Quantitative and Qualitative Disclosure about Market-Risk

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $174.1 million and $384.1 million at December 31, 2018 and 2017, respectively, which represented 11.6% and 18.4%, respectively, of our aggregate principal consolidated indebtedness. During 2018 and 2017, our variable-rate indebtedness had a weighted-average interest rate of 3.2% and 2.7%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2018 and 2017 would have increased by $4.9 million and $1.7 million, respectively. As of December 31, 2018 and 2017, our aggregate principal consolidated fixed-rate debt was $1.3 billion and $1.7 billion, respectively, which represented 88.4% and 81.6%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2018 and is indicative of the interest rate environment as of December 31, 2018, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.3 billion as of December 31, 2018.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have historically entered into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2018, we had five interest rate swap agreements in our consolidated portfolio, all of which expired in January 2019.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and Trustees of Lexington Realty Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexington Realty Trust and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 for the year ended December 31, 2018 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 12, 2019

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the shareholders and Trustees of Lexington Realty Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 12, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

New York, New York
March 12, 2019

Report of Independent Registered Public Accounting Firm
The Trustees and Shareholders
Lexington Realty Trust:
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for Lexington Realty Trust and subsidiaries (the Company) for the year ended December 31, 2016. In connection with our audit, we also have audited the accompanying financial statement schedule III for the year ended December 31, 2016. The 2016 consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements present fairly, in all material respects, the results of Lexington Realty Trust and subsidiaries’ operations and their cash flows for the year ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2016.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for how certain cash receipts and cash payments, as well as restricted cash, are presented and classified in the consolidated statement of cash flows in 2016 due to the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, respectively.
(signed) KPMG LLP
New York, New York
February 28, 2017, except for the first paragraph
of New Accounting Standards Adopted in 2018 in
Note 2, as to which the date is March 12, 2019

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2018	2017
Assets:
Real estate, at cost	$3,090,134	$3,936,459
Real estate - intangible assets	419,612	599,091
	3,509,746	4,535,550
Less: accumulated depreciation and amortization	954,087	1,225,650
Real estate, net	2,555,659	3,309,900
Assets held for sale	63,868	2,827
Cash and cash equivalents	168,750	107,762
Restricted cash	8,497	4,394
Investment in and advances to non-consolidated entities	66,183	17,476
Deferred expenses (net of accumulated amortization of $27,397 in 2018 and $35,072 in 2017)	15,937	31,693
Rent receivable - current	3,475	5,450
Rent receivable – deferred	58,692	52,769
Other assets	12,779	20,749
Total assets	$2,953,840	$3,553,020

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$570,420	$689,810
Revolving credit facility borrowings	—	160,000
Term loans payable, net	298,733	596,663
Senior notes payable, net	496,034	495,198
Trust preferred securities, net	127,296	127,196
Dividends payable	48,774	49,504
Liabilities held for sale	386	—
Accounts payable and other liabilities	30,790	38,644
Accrued interest payable	4,523	5,378
Deferred revenue - including below market leases (net of accumulated accretion of $17,606 in 2018 and $26,081 in 2017)	20,531	33,182
Prepaid rent	9,675	16,610
Total liabilities	1,607,162	2,212,185

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 235,008,554 and 240,689,081 shares issued and outstanding in 2018 and 2017, respectively	24	24
Additional paid-in-capital	2,772,855	2,818,520
Accumulated distributions in excess of net income	(1,537,100)	(1,589,724)
Accumulated other comprehensive income	76	1,065
Total shareholders’ equity	1,329,871	1,323,901
Noncontrolling interests	16,807	16,934
Total equity	1,346,678	1,340,835
Total liabilities and equity	$2,953,840	$3,553,020

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2018	2017	2016
Gross revenues:
Rental	$364,731	$359,832	$398,065
Tenant reimbursements	30,608	31,809	31,431
Total gross revenues	395,339	391,641	429,496
Expense applicable to revenues:
Depreciation and amortization	(168,191)	(173,968)	(166,048)
Property operating	(42,675)	(49,194)	(47,355)
General and administrative	(31,662)	(34,158)	(31,104)
Litigation settlement	—	(2,050)	—
Non-operating income	3,491	10,378	13,043
Interest and amortization expense	(79,880)	(77,883)	(88,032)
Debt satisfaction gains (charges), net	(2,596)	6,196	(975)
Impairment charges and loan losses	(95,813)	(44,996)	(100,236)
Gains on sales of properties	252,913	63,428	81,510
Income before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	230,926	89,394	90,299
Provision for income taxes	(1,728)	(1,917)	(1,439)
Equity in earnings (losses) of non-consolidated entities	1,708	(848)	7,590
Net income	230,906	86,629	96,450
Less net income attributable to noncontrolling interests	(3,491)	(1,046)	(826)
Net income attributable to Lexington Realty Trust shareholders	227,415	85,583	95,624
Dividends attributable to preferred shares – Series C – 6.50% rate	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(287)	(226)	(225)
Net income attributable to common shareholders	$220,838	$79,067	$89,109
Net income attributable to common shareholders - per common share basic	$0.93	$0.33	$0.38
Weighted-average common shares outstanding – basic	236,666,375	237,758,408	233,633,058
Net income attributable to common shareholders - per common share diluted	$0.93	$0.33	$0.37
Weighted-average common shares outstanding – diluted	240,810,990	241,537,837	237,679,031
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2018	2017	2016
Net income	$230,906	$86,629	$96,450
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(989)	2,098	906
Other comprehensive income (loss)	(989)	2,098	906
Comprehensive income	229,917	88,727	97,356
Comprehensive income attributable to noncontrolling interests	(3,491)	(1,046)	(826)
Comprehensive income attributable to Lexington Realty Trust shareholders	$226,426	$87,681	$96,530
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2018

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance December 31, 2017	$1,340,835	1,935,400	$94,016	240,689,081	$24	$2,818,520	$(1,589,724)	$1,065	$16,934
Redemption of noncontrolling OP units for common shares	—	—	—	53,388	—	189	—	—	(189)
Repurchase of common shares	(49,858)	—	—	(5,851,252)	—	(49,858)	—	—	—
Exercise of employee common share options	115	—	—	16,390	—	115	—	—	—
Issuance of common shares and deferred compensation amortization, net	6,520	—	—	966,791	—	6,520	—	—	—
Repurchase of common shares to settle tax obligations	(2,544)	—	—	(271,792)	—	(2,544)	—	—	—
Forfeiture of employee common shares	(71)	—	—	(594,052)	—	(87)	16	—	—
Dividends/distributions	(178,236)	—	—	—	—	—	(174,807)	—	(3,429)
Net income	230,906	—	—	—	—	—	227,415	—	3,491
Other comprehensive loss	(989)	—	—	—	—	—	—	(989)	—
Balance December 31, 2018	$1,346,678	1,935,400	$94,016	235,008,554	$24	$2,772,855	$(1,537,100)	$76	$16,807

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2018	2017	2016
Cash flows from operating activities:
Net income	$230,906	$86,629	$96,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,088	177,561	170,038
Gains on sales of properties	(252,913)	(63,428)	(81,510)
Debt satisfaction (gains) charges, net	2,596	(6,196)	975
Impairment charges and loan losses	95,813	44,996	100,236
Straight-line rents	(20,207)	(19,568)	(37,445)
Other non-cash (income) expense, net	(3,060)	8,093	1,656
Equity in (earnings) losses of non-consolidated entities	(1,708)	848	(7,590)
Distributions of accumulated earnings from non-consolidated entities	2,083	403	815
Unearned contingent acquisition consideration	—	(3,922)	—
Deferred taxes, net	—	—	59
Change in accounts payable and other liabilities	(129)	(1,141)	(1,657)
Change in rent receivable and prepaid rent, net	(3,942)	2,922	(1,825)
Change in accrued interest payable	(891)	16	808
Other adjustments, net	(2,825)	657	(1,200)
Net cash provided by operating activities:	217,811	227,870	239,810
Cash flows from investing activities:
Investment in real estate, including intangible assets	(315,959)	(558,571)	(167,797)
Investment in real estate under construction	—	(83,274)	(132,192)
Capital expenditures	(15,506)	(15,184)	(4,408)
Net proceeds from sale of properties	898,514	223,853	370,038
Net proceeds from sale of non-consolidated investment	—	6,127	—
Principal payments received on loans receivable	—	139,042	2,214
Investments in and advances to non-consolidated entities, net	(10,206)	(9,898)	(37,240)
Distributions from non-consolidated entities in excess of accumulated earnings	3,330	531	8,175
Payments of deferred leasing costs	(4,522)	(6,526)	(6,558)
Change in real estate deposits	(760)	20,826	(20,848)
Net cash provided by (used in) investing activities	554,891	(283,074)	11,384
Cash flows from financing activities:
Dividends to common and preferred shareholders	(175,537)	(172,101)	(165,858)
Conversion of convertible notes	—	—	(672)
Principal amortization payments	(29,666)	(30,082)	(26,796)
Principal payments on debt, excluding normal amortization	(14,599)	(50,797)	(109,973)
Proceeds of mortgages and notes payable	26,350	45,400	254,650
Term loan payments	(300,000)	—	—
Proceeds from term loans	—	95,000	—
Revolving credit facility borrowings	150,000	270,000	95,000
Revolving credit facility payments	(310,000)	(110,000)	(272,000)
Payment of early extinguishment of debt charges	(5)	(1,326)	(5,603)
Payment of developer liabilities	—	—	(4,016)
Payments of deferred financing costs	(690)	(2,124)	(1,842)
Cash distributions to noncontrolling interests	(3,429)	(3,242)	(3,404)
Redemption of a noncontrolling interest	—	(7,951)	—
Repurchase of common shares	(47,217)	—	(8,973)
Issuance of common shares, net of costs and repurchases to settle tax obligations	(2,818)	16,804	12,186
Net cash provided by (used in) financing activities	(707,611)	49,581	(237,301)
Change in cash, cash equivalents and restricted cash	65,091	(5,623)	13,893
Cash, cash equivalents and restricted cash, at beginning of year	112,156	117,779	103,886
Cash, cash equivalents and restricted cash, at end of year	$177,247	$112,156	$117,779
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
As of December 31, 2018, the Company had equity ownership interests in approximately 135 consolidated properties located in 34 states. The properties in which the Company has an interest are primarily net-leased to tenants in various industries.
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
The Company had a joint venture limited partnership that owned the Lake Jackson, Texas property, with a developer which was a consolidated VIE. In 2017, upon the closeout of the build-to-suit project, the developer earned notional capital of $7,951, which was simultaneously redeemed by the limited partnership for $7,951. The Company treated the payment as a reduction in shareholders equity in accordance with ASC 810-10-45-23. As a result, the limited partnership, which is still consolidated, is wholly-owned by the Company and no longer a VIE.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of December 31, 2018 and 2017, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the Consolidated Balance Sheets as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Real estate, net	$509,916	$682,587
Total assets	$607,963	$766,025
Mortgages and notes payable, net	$192,791	$212,792
Total liabilities	$203,322	$226,331
In addition, the Company acquires, from time to time, properties using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a "reverse 1031 exchange") and, as such, the properties are in the possession of an Exchange Accommodation Titleholder ("EAT") until the reverse 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance and can collapse the reverse 1031 exchange structure at any time. The assets of the EAT primarily consist of leased property (net real estate and intangibles).
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
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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
Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Prior to January 1, 2018, acquisition and pursuit costs were expensed as incurred and were included in property operating expense in the accompanying Consolidated Statement of Operations, which were $2,171 and $836 for 2017 and 2016, respectively. Effective January 1, 2018, the Company's acquisitions are primarily considered asset acquisitions and acquisition costs are now capitalized.
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
Stock Compensation. The Company maintains an equity participation plan. Non-vested share grants generally vest either based upon (1) time, (2) performance and/or (3) market conditions. Options granted under the plan in 2010 vested over a five-year period and expire ten years from the date of grant. Options granted under the plan in 2008 vested upon attainment of certain market performance measures and expired ten years from the date of grant. All share-based payments to employees, including grants of employee stock options, are recognized in the Consolidated Statements of Operations based on their fair values. The Company has made an accounting policy election to account for share-based award forfeitures in compensation costs when they occur.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2018, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
Segment Reporting. The Company operates generally in one industry segment, single-tenant real estate assets.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year's presentation.

New Accounting Standards Adopted in 2018. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. Restricted cash balances are now included along with cash and cash equivalents as of the end of the period and beginning of period, respectively, in the Company's consolidated statement of cash flows for all periods presented. In addition, separate line items showing changes in restricted cash balances are now eliminated from the Company's consolidated statement of cash flows. These ASUs were effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted these ASUs effective January 1, 2018 on a retrospective basis. The effect of the adoption resulted in (1) a $109 and $4,537 change in cash flows from operating activities for 2017 and 2016, respectively, (2) a $(23,958) and $21,571 change in cash flows from investing activities for 2017 and 2016, respectively, and (3) a $(2,899) and $(5,603) change in cash flows from financing activities for 2017 and 2016, respectively.

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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate.  The ASU requires the Company to measure at fair value any retained interest in a partial sale of real estate. The Company adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective approach, however there was no impact to prior balances as there were no open contracts at the date of adoption. During 2018, the Company entered into a transaction in which it contributed consolidated properties to a newly-formed joint venture and acquired a 20% interest in the joint venture. See note 7.
Recently Issued Accounting Guidance. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date that have lease terms of more than 12 months and amends certain lessor guidance. The Company expects the ASU to result in the recognition of a right-of-use asset and related liability to primarily account for the Company's future obligations under its ground lease arrangements for which the Company is the lessee. The Company estimates that its initial right-of-use asset and lease liability will be within a range of $35,000 to $45,000 at adoption.
From a lessor perspective, the Company expects that lease components will primarily be recognized on a straight-line basis over the lease term. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components; however, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements in July 2018, which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, ASU 2016-02 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Historically, the Company has capitalized lease commissions and "other" lease related costs, primarily legal expenses. Effective January 1, 2019, the Company will not capitalize these "other" costs, however, the Company does not believe these will be material.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. ASU 2016-02 originally required a modified retrospective method of adoption; however, under ASU 2018-11 companies may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this new guidance on January 1, 2019 utilizing the cumulative-effect adjustment outlined in ASU 2018-11. In addition, the Company will elect several practical expedients afforded to it at implementation.
In August 2017, the FASB issued ASU-2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Topic 815. The adoption of this guidance on January 1, 2019 did not have a material impact on the Company's consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2018:

	2018	2017	2016
BASIC
Net income attributable to common shareholders	$220,838	$79,067	$89,109
Weighted-average number of common shares outstanding	236,666,375	237,758,408	233,633,058
Net income attributable to common shareholders - per common share basic	$0.93	$0.33	$0.38

DILUTED:
Net income attributable to common shareholders - basic	$220,838	$79,067	$89,109
Impact of assumed conversions	2,528	147	(159)
Net income attributable to common shareholders	$223,366	$79,214	$88,950

Weighted-average common shares outstanding - basic	236,666,375	237,758,408	233,633,058
Effect of dilutive securities:
Unvested share-based payment awards and options	528,495	86,285	230,352
Operating Partnership Units	3,616,120	3,693,144	3,815,621
Weighted-average common shares outstanding - diluted	240,810,990	241,537,837	237,679,031

Net income attributable to common shareholders - per common share diluted	$0.93	$0.33	$0.37
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(4)	Investments in Real Estate
The Company's real estate, net, consists of the following at December 31, 2018 and 2017:

	2018	2017
Real estate, at cost:
Buildings and building improvements	$2,746,446	$3,476,022
Land, land estates and land improvements	341,848	456,134
Fixtures and equipment	—	84
Construction in progress	1,840	4,219
Real estate intangibles:
In-place lease values	331,607	461,624
Tenant relationships	54,662	97,223
Above-market leases	33,343	40,244
	3,509,746	4,535,550
Accumulated depreciation and amortization(1)	(954,087)	(1,225,650)
Real estate, net	$2,555,659	$3,309,900

(1)
Includes accumulated amortization of real estate intangible assets of $231,443 and $334,681 in 2018 and 2017, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $24,021 in 2019, $21,442 in 2020, $19,501 in 2021, $17,448 in 2022 and $17,065 in 2023.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $17,923 and $23,308, respectively, as of December 31, 2018 and 2017. The estimated accretion for the next five years is $2,144 in 2019, $2,118 in 2020, $1,778 in 2021, $1,499 in 2022 and $1,499 in 2023.
The Company completed the following acquisitions and build-to-suit transactions during 2018 and 2017:
2018:

							Real Estate Intangibles
Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below Market Lease Intangible
Industrial	Olive Branch, MS	April 2018	$44,090	07/2029	$1,958	$38,687	$3,445	$—
Industrial	Olive Branch, MS	April 2018	48,575	06/2021	2,500	42,538	5,151	(1,614)
Industrial	Edwardsville, IL	June 2018	44,178	05/2030	3,649	41,292	3,467	(4,230)
Industrial	Spartanburg, SC	August 2018	27,632	07/2024	1,447	23,744	2,441	—
Industrial	Pasadena, TX	August 2018	23,868	08/2023	4,057	17,810	2,001	—
Industrial	Carrollton, TX	September 2018	19,564	12/2033	3,228	15,766	1,247	(677)
Industrial	Goodyear, AZ	November 2018	41,372	04/2026	5,247	36,115	2,014	(2,004)
Industrial	Chester, VA	December 2018	66,311	06/2030	8,544	53,067	6,832	(2,132)
			$315,590		$30,630	$269,019	$26,598	$(10,657)

Weighted-average life of intangible assets (years)							8.4	9.4
In addition, the Company acquired a 57-acre parcel of land from a non-consolidated joint venture and leased the parcel to a tenant to develop an industrial property.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

2017:

							Real Estate Intangibles
Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible	Below Market Lease Intangible
Office	Lake Jackson, TX(1)	January 2017	$70,401	10/2036	$3,078	$67,323	$—	$—
Industrial	New Century, KS	February 2017	12,056	01/2027	—	13,198	1,648	(2,790)
Industrial	Lebanon, IN	February 2017	36,194	01/2024	2,100	29,443	4,651	—
Office	Charlotte, NC(2)	April 2017	61,339	04/2032	3,771	47,064	10,504	—
Industrial	Cleveland, TN	May 2017	34,400	03/2024	1,871	29,743	2,786	—
Industrial	Grand Prairie, TX	June 2017	24,317	03/2037	3,166	17,985	3,166	—
Industrial	San Antonio, TX	June 2017	45,507	04/2027	1,311	36,644	7,552	—
Industrial	Opelika, AL	July 2017	37,269	05/2042	134	33,183	3,952	—
Industrial	McDonough, GA	August 2017	66,700	01/2028	5,441	52,762	8,497	—
Industrial	Byhalia, MS	September 2017	36,590	09/2027	1,751	31,236	3,603	—
Industrial	Jackson, TN	September 2017	57,920	10/2027	1,454	49,026	7,440	—
Industrial	Smyrna, TN	September 2017	104,890	04/2027	1,793	93,940	9,157	—
Industrial	Lafayette, IN	October 2017	17,450	09/2024	662	15,578	1,210	—
Industrial	Romulus, MI	November 2017	38,893	08/2032	2,438	33,786	2,669	—
Industrial	Warren, MI	November 2017	46,955	10/2032	972	42,521	3,462	—
Industrial	Winchester, VA	December 2017	36,700	12/2031	1,988	32,501	2,211	—
			$727,581		$31,930	$625,933	$72,508	$(2,790)

Weighted-average life of intangible assets (years)							12.2	14.9

(1)	Completed the construction of the final building of a four-building project. Initial cost basis excludes developer partner payout of $7,951.

(2)	Sold to newly-formed joint venture in 2018. See note 7.

From time to time, the Company is engaged in various forms of build-to-suit development activities. As of December 31, 2018 and 2017, the Company had no development arrangements outstanding. During 2017, the Company recognized $3,922 in non-operating income on the Company's Consolidated Statement of Operations due to the write-off of contingent consideration relating to a 2015 build-to-suit project that was not required to be paid by the Company.

(5)	Dispositions and Impairment

For the years ended December 31, 2018, 2017 and 2016, the Company disposed of its interests in certain properties generating aggregate net proceeds of $898,514, $223,853 and $370,038, respectively, which resulted in gains on sales of $252,913, $63,428 and $81,510, respectively, including, in 2018, the disposition of 21 office assets to a newly-formed joint venture, NNN Office JV L.P. (“NNN JV”), with an unaffiliated third-party. See note 7. For the years ended December 31, 2018, 2017 and 2016, the Company recognized net debt satisfaction gains (charges) relating to properties sold of $(1,698), $5,938 and $(532), respectively. The Company had two properties classified as held for sale at December 31, 2018 and one property classified as held for sale at December 31, 2017.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Assets and liabilities of held for sale properties as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Assets:
Real estate, at cost	$63,639	$2,827
Real estate, intangible assets	14,498	—
Accumulated depreciation and amortization	(16,873)	—
Rent receivable - deferred	2,439	—
Other	165	—
	$63,868	$2,827
Liabilities:
Other	$386	$—
	$386	$—
The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of an asset and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During 2018, 2017 and 2016, the Company recognized aggregate impairment charges on real estate properties of $95,813, $39,702 and $100,195, respectively. During 2018, $36,620 of the impairment charges of $95,813 were recognized on properties owned at December 31, 2018. The Company's office assets in Overland Park, Kansas and Kansas City, Missouri incurred an aggregate $23,496 of impairment charges due to a reduction in the anticipated holding period and leasing prospects. During 2017, $18,023 of the impairment charges of $39,702 were recognized on properties held at December 31, 2017. The Company's office asset in Florence, South Carolina and industrial asset in Memphis, Tennessee incurred an aggregate $15,008 of the impairment charges due to a reduction in anticipating holding period. The 2016 impairment charges include an aggregate impairment charge of $65,500 recognized on the sale of three land investments in New York, New York.
In February 2017, the Company recognized a $5,294 loan loss on the assignment of a loan receivable secured by a hospital in Kennewick, Washington.

(6)	Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$76	$—	$76	$—
Impaired real estate assets*	$35,036	$—	$—	$35,036

		Fair Value Measurements Using
Description	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,065	$—	$1,065	$—
Impaired real estate assets*	$7,829	$—	$—	$7,829
*Represents a non-recurring fair value measurement. Fair value as of the date of impairment.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2018 and 2017:

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,492,483	$1,409,773	$2,068,867	$2,013,226
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2018 and 2017, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(7)	Investment in and Advances to Non-Consolidated Entities
Below is a schedule of the Company's investments in and advances to non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		December 31, 2018	December 31, 2018	December 31, 2017
NNN JV	(1)	20%	$53,144	$—
Etna Park 70 LLC	(2)	90%	4,774	5,831
Other	(3)	15% to 25%	8,265	11,645
			$66,183	$17,476

(1)
During 2018, the Company disposed of 21 office assets to NNN JV for an aggregate gross disposition price of $725,800 and acquired a 20% interest in NNN JV. Two of the 21 properties, with a combined estimated fair value of $45,653, were contributed to NNN JV along with cash of $8,053. The Company recognized a gain of $14,645 in connection with the contribution of the two office assets to NNN JV, and in addition, NNN JV assumed an aggregate of $103,400 of non-recourse mortgage debt in the transaction. NNN JV obtained an aggregate of $362,800 of non-recourse mortgage financing which bears interest at LIBOR plus 200 basis points and has an initial term of three years but can be extended for two additional terms of one-year each. There is a rate increase of 15 basis points upon each extension. NNN JV entered into interest rate agreements which cap the LIBOR component of the $362,800 mortgage financing at 4.0% for two years. As of December 31, 2018, NNN JV had total assets of $757,811 and total liabilities of $492,091. The properties are encumbered by an aggregate of $466,200 of non-recourse mortgage debt.

(2)
Joint venture formed in 2017 with a developer entity to acquire a 151-acre parcel of developable land and pursue industrial build-to-suit opportunities. The developer entity has substantive participation rights. In December 2018, the parcel was subdivided and the Company received a distribution of an ownership interest in a 57-acre parcel with a historical cost of $3,008. The Company acquired control of the parcel via the purchase of the Company's joint venture partners' interest.

(3)
At December 31, 2018, represents two joint venture investments, which own single-tenant, net-leased assets. During 2017, the Company received $49,085 in full satisfaction of a construction financing arrangement that the Company previously provided to one of the joint ventures.

In December 2018, the Company received $4,312 from a non-consolidated investment in connection with its sale of a six-property office portfolio. In February 2017, the Company sold its 40% tenant-in-common interest in its Oklahoma City, Oklahoma office property for $6,198. In January 2016, the Company received $6,681 in connection with the sale of a non-consolidated office property in Russellville, Arkansas. The Company recognized gains of $1,777, $1,452 and $5,378, respectively, in connection with these sales, which are included in equity in earnings of non-consolidated entities.
During 2017, the Company recognized an impairment charge of $3,512 on its investment in a retail property in Palm Beach Gardens, Florida due to the bankruptcy of its tenant. This impairment charge reduced the Company's investment balance to zero. During 2018, the property was sold in a foreclosure sale.
LRA earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $1,443, $807 and $693 for the years ended December 31, 2018, 2017 and 2016.

(8)	Mortgages and Notes Payable
The Company had the following mortgages and notes payable outstanding as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Mortgages and notes payable	$575,514	$697,068
Unamortized debt issuance costs	(5,094)	(7,258)
	$570,420	$689,810
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 6.5% at December 31, 2018 and the mortgages and notes payable mature between 2019 and 2036. Interest rates, including imputed rates, ranged from 2.2% to 7.8% at December 31, 2017. The weighted-average interest rate at December 31, 2018 and 2017 was approximately 4.5% and 4.6%, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company has an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of December 31, 2018, are as follows:

	Maturity Date	Interest Rate
$505,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$300,000 Term Loan(2)(3)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at the Company's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At December 31, 2018, the revolving credit facility had no borrowings outstanding and availability of $505,000, subject to covenant compliance. See note 20.

(2)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. The Company had aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on $255,000 of the $300,000 outstanding LIBOR-based borrowings. During 2018, the Company satisfied in full the $300,000 term loan due in 2020.

(3)	The aggregate unamortized debt issuance costs for the term loan was $1,267 and $1,804 as of December 31, 2018 and 2017, respectively.

The unsecured revolving credit facility and the unsecured term loan are subject to financial covenants, which the Company was in compliance with at December 31, 2018.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.
Scheduled principal and balloon payments for mortgages, notes payable and term loan for the next five years and thereafter are as follows:

Year ending December 31,	Total
2019	$101,887
2020	55,143
2021	340,465
2022	22,120
2023	23,998
Thereafter	331,901
875,514
Unamortized debt issuance costs	(6,361)
$869,153

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), net, of $(898), $258 and $(7) for the years ended December 31, 2018, 2017 and 2016, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $15, $1,174 and $4,933 in interest for the years ended 2018, 2017 and 2016, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(9)	Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2018 and 2017:

Issue Date	December 31, 2018	December 31, 2017	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized debt discount	(1,235)	(1,507)
Unamortized debt issuance cost	(2,731)	(3,295)
	$496,034	$495,198
Each series of the Senior Notes is unsecured and pays interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes paid interest semi-annually in arrears and were scheduled to mature in January 2030. The notes were fully satisfied/converted in 2016. During 2016, $12,400 aggregate principal amount of the notes were converted for 1,892,269 common shares and an aggregate cash payment of $672 plus accrued and unpaid interest. The Company recognized aggregate debt satisfaction charges of $436 during 2016 relating to the conversions.

During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and thereafter bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at December 31, 2018 was 4.220%. As of December 31, 2018 and 2017, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,824 and $1,924, respectively, of unamortized debt issuance costs.

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2019	$—
2020	—
2021	—
2022	—
2023	250,000
Thereafter	379,120
629,120
Unamortized debt discounts	(1,235)
Unamortized debt issuance costs	(4,555)
$623,330

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during 2018, 2017 and 2016.

The Company has designated the interest rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on $255,000 of LIBOR-indexed variable-rate unsecured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the aggregate $255,000 term loans. During the next 12 months, the Company estimates that an additional $76 will be reclassified as a decrease to interest expense if the swaps remain outstanding.

As of December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	5	$255,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2018 and 2017.

	As of December 31, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Asset	Other Assets	$76	Other Assets	$1,065

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2018 and 2017:

Derivatives in Cash Flow	Amount of Income Recognized in OCI on Derivative (Effective Portion) December 31,		Location of Income (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Income) Loss Reclassified from Accumulated OCI into Income (Effective Portion) December 31,
Hedging Relationships	2018	2017		2018	2017
Interest Rate Swap	$597	$1,168	Interest expense	$(1,586)	$930

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2018, the Company had not posted any collateral related to the agreements.

(11)     Leases
Lessor:
Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2019	$270,557
2020	253,660
2021	233,192
2022	212,893
2023	211,387
Thereafter	1,619,848
$2,801,537
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2019	$3,826
2020	3,827
2021	3,769
2022	3,834
2023	4,008
Thereafter	28,326
$47,590
Rent expense for the leasehold interests was $597, $690 and $987 in 2018, 2017 and 2016, respectively.
The Company leases its corporate headquarters. The lease expires March 2026. The Company is responsible for its proportionate share of operating expenses and real estate taxes above a base year. In addition, the Company leases office space for its regional offices. The minimum lease payments for the Company's offices are $1,295 for 2019, $1,296 for 2020, $1,325 for 2021, $1,335 for 2022 and $1,304 for 2023 and $2,935 thereafter. Rent expense for 2018, 2017 and 2016 was $1,274, $1,256 and $1,242, respectively.

(12)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2018, 2017 and 2016, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(13)	Equity
Shareholders' Equity:

During 2016, the Company issued 577,823 common shares under its direct share purchase plan, which includes a dividend reinvestment component, raising net proceeds of approximately $4,115. In 2018 and 2017, no shares were issued under this plan. During 2013, the Company implemented, and in 2016, the Company updated, its At-The-Market offering program under which the Company may issue up to $125,000 in common shares over the term of this program. During 2017 and 2016, the Company issued 1,593,603 and 976,109 common shares, respectively, under this program and generated aggregate gross proceeds of $17,362 and $10,498, respectively. No shares were sold under this program in 2018. The proceeds from these issuances were primarily used for general working capital, to fund investments and retire indebtedness.
The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at December 31, 2018. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2018, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.
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
During 2018, 2017 and 2016, the Company issued 965,932, 835,234 and 1,084,835 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria (see note 14).
In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 common shares in 2018. This share repurchase program has no expiration date. During 2018 and 2016, the Company repurchased and retired 5,851,252 and 1,184,113, respectively, common shares at an average price of $8.05 and $7.56, respectively, per common share under this share repurchase program. No shares were repurchased in 2017. There were $2,641 of unsettled repurchases as of December 31, 2018.
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Twelve months ended December 31,
	2018	2017
Balance at beginning of period	$1,065	$(1,033)
Other comprehensive income before reclassifications	597	1,168
Amounts of (income) loss reclassified from accumulated other comprehensive income (loss) to interest expense	(1,586)	930
Balance at end of period	$76	$1,065

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

During 2018, 2017 and 2016, 53,388, 140,746 and 48,549 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $189, $584 and $210, respectively.

As of December 31, 2018, there were approximately 3,177,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2018	2017	2016
Net income attributable to Lexington Realty Trust shareholders	$227,415	$85,583	$95,624
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	189	584	210
Change from net income attributable to shareholders and transfers from noncontrolling interests	$227,604	$86,167	$95,834

(14)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. No common share options were issued in 2018, 2017 and 2016. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vested 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vested 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) was $8.00 or higher and vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE was $10.00 or higher, and (2) terminated on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options were exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

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

The Company recognized compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. All deferred compensation costs relating to the outstanding options were fully amortized by December 31, 2015. The intrinsic value of an option is the amount by which the market value of the underlying common share at the date the option is exercised exceeds the exercise price of the option. The total intrinsic value of options exercised for the years ended December 31, 2018 and 2017 were $26 and $1,064, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2016	406,241	$6.78
Exercised	(271,451)	6.48
Balance at December 31, 2017	134,790	7.39
Exercised	(16,390)	6.99
Balance at December 31, 2018	118,400	$7.44
As of December 31, 2018, the aggregate intrinsic value of options that were outstanding and exercisable was $91.
Non-vested share activity for the years ended December 31, 2018 and 2017, is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance at December 31, 2016	3,151,310	$8.09
Granted	777,900	6.83
Vested	(161,912)	8.90
Balance at December 31, 2017	3,767,298	7.79
Granted	899,614	6.55
Vested	(618,383)	9.70
Forfeited	(593,452)	6.59
Balance at December 31, 2018	3,455,077	$7.34

During 2018 and 2017, the Company granted common shares to certain employees and trustees as follows:

	2018	2017
Performance Shares(1)
Shares issued:
Index - 1Q	331,025	106,706
Peer - 1Q	331,019	106,705
Index - 2Q		163,466
Peer - 2Q		163,463

Grant date fair value per share:(2)
Index - 1Q	$5.81	$6.82
Peer - 1Q	$5.37	$6.34
Index - 2Q		$4.05
Peer - 2Q		$4.27

Non-Vested Common Shares:(3)
Shares issued	237,570	237,560
Grant date fair value	$2,190	$2,551

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During 2018, 116,926 of the 642,029 performance shares issued in 2015 vested.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In addition, during 2018, 2017 and 2016, the Company issued 66,318, 57,334, and 50,816, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $599, $596, and $427, respectively.

As of December 31, 2018, of the remaining 3,455,077 non-vested shares, 1,495,608 are subject to time-based vesting and 1,959,469 are subject to performance-based vesting. At December 31, 2018, there are 4,012,870 awards available for grant. The Company has $7,915 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 2.1 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2018 and 2017, there were 427,531 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $397, $439 and $357 of contributions are applicable to 2018, 2017 and 2016, respectively.
During 2018, 2017 and 2016, the Company recognized $6,901, $8,333 and $8,415, respectively, in expense relating to scheduled vesting and issuance of common share grants.

(15)	Related Party Transactions
The Company has an indemnity obligation to Vornado Realty Trust ("VNO"), one of its significant shareholders, with respect to actions by the Company that affect Vornado Realty Trust's status as a REIT.
All related party transactions are approved by the independent members of the Company's Board of Trustees or the Audit Committee as provided for in the Company's Code of Business Conduct and Ethics.
The Company leased a property to an entity in which VNO, a significant shareholder, has an interest. During 2017 and 2016, the Company recognized $234 and $236, respectively, in rental revenue from this property. This property was sold in 2017. The Company leases its corporate office from an affiliate of Vornado Realty Trust. Rent expense for this property was $1,192, $1,179 and $1,176 in 2018, 2017 and 2016, respectively.
In connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of the Company's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture investment in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its Chairman. The guaranty provided that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds. During 2017, USCIS approved the project, and the guaranty terminated by its terms. In 2018, the joint venture obtained $8,500 of EB-5 mezzanine financing from an affiliate of the Company's Chairman. The joint venture reimbursed the Chairman's affiliate $150 for its expenses. Under an indemnity agreement, the joint venture is required to pay an affiliate of the Company's Chairman 0.625% of the outstanding principal amount of the EB-5 mezzanine financing per annum.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(16)	Income Taxes
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
The Company's provision for income taxes for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	2018	2017	2016
Current:
Federal	$(60)	$(107)	$(140)
State and local	(1,668)	(1,810)	(1,299)
NOL utilized	—	—	59
Deferred:
Federal	—	—	(44)
State and local	—	—	(15)
	$(1,728)	$(1,917)	$(1,439)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2018	2017	2016
Federal provision at statutory tax rate (21% for 2018 and 34% for 2017 and 2016)	$(65)	$(182)	$(154)
State and local taxes, net of federal benefit	(11)	(40)	(30)
Other	(1,652)	(1,695)	(1,255)
	$(1,728)	$(1,917)	$(1,439)

For the years ended December 31, 2018, 2017 and 2016, the “other” amount is comprised primarily of state franchise taxes of $1,679, $1,598 and $1,252, respectively.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2018, is as follows:

	2018	2017	2016
Total dividends per share	$0.710	$0.700	$0.685
Ordinary income	87.89%	59.93%	96.73%
Qualifying dividend	0.14%	0.15%	0.22%
Capital gain	—	—	—
Return of capital	11.97%	39.92%	3.05%
	100.00%	100.00%	100.00%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2018, is as follows:

	2018	2017	2016
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	99.84%	99.75%	99.78%
Qualifying dividend	0.16%	0.25%	0.22
Capital gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

(17)	Commitments and Contingencies

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

Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Bank, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court).  On October 25, 2018, Cummins Inc., the tenant in the Company's Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P., the Company's property owner subsidiary, and Wells Fargo Bank, N.A., the trustee for the noteholders with a security interest in the office building.  Under the subject lease, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods. Despite failing to timely exercise a purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. has asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. does not dispute that it failed to comply with the requirements of the purchase option, but alleges that it is entitled to relief under several equitable theories.  Lexington Columbus (Jackson Street) L.P. filed a motion to dismiss the complaint on January 8, 2019.  The Company believes that Indiana law supports the Company's right to retain ownership of the building, and the Company intends to vigorously defend this claim.

As of December 31, 2018, the Company maintained an executive severance policy and entered into related agreements with certain of its executive officers whereby the Company's executives are entitled to severance benefits upon certain events. In January 2018, the Company entered into retirement agreements with two of its then executive officers. One of the retirement agreements provides for contingent payments, not to exceed $795, in 2020 following the receipt of certain incentive fees by the Company, if any. As of December 31, 2018, $89 of these contingent payments was earned.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(18)	Supplemental Disclosure of Statement of Cash Flow Information

	2018	2017	2016
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$107,762	$86,637	$93,249
Restricted cash at beginning of period	4,394	31,142	10,637
Cash, cash equivalents and restricted cash at beginning of period	$112,156	$117,779	$103,886

Cash and cash equivalents at end of period	$168,750	$107,762	$86,637
Restricted cash at end of period	8,497	4,394	31,142
Cash, cash equivalents and restricted cash at end of period	$177,247	$112,156	$117,779

In addition to disclosures discussed elsewhere, during 2018, 2017 and 2016, the Company paid $76,562, $75,069 and $87,692, respectively, for interest and $2,025, $2,340 and $1,240, respectively, for income taxes.
During 2017 and 2016, the Company conveyed its interests in certain properties to its lenders in full satisfaction of the $12,616 and $21,582, respectively, non-recourse mortgage notes payable. In addition, during 2016, the Company sold its interests in certain properties, which included the assumption by the buyers of the related non-recourse mortgage debt in the aggregate amount of $242,269.
(19)    Unaudited Quarterly Financial Data

	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Total gross revenues	$102,637	$105,493	$99,958	$87,251
Net income (loss)	$(14,823)	$(795)	$220,850	$25,674
Net income (loss) attributable to common shareholders	$(15,957)	$(3,327)	$216,190	$23,796
Net income (loss) attributable to common shareholders - basic per share	$(0.07)	$(0.01)	$0.91	$0.10
Net income (loss) attributable to common shareholders - diluted per share	$(0.07)	$(0.01)	$0.90	$0.10

	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Total gross revenues	$96,099	$95,684	$97,689	$102,169
Net income	$42,220	$7,365	$5,596	$31,448
Net income attributable to common shareholders	$40,397	$5,519	$3,916	$29,235
Net income attributable to common shareholders - basic per share	$0.17	$0.02	$0.02	$0.12
Net income attributable to common shareholders - diluted per share	$0.17	$0.02	$0.02	$0.12
The sum of the quarterly income (loss) attributable to common shareholders and per common share amounts may not equal the full year amounts primarily because the computations of amounts allocated to participating securities and the weighted-average number of common shares of the Company outstanding for each quarter and the full year are made independently.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(20)	Subsequent Events
Subsequent to December 31, 2018 and in addition to disclosures elsewhere in the financial statements, the Company:

–	sold a consolidated property for $79,300;

–	acquired two industrial properties for an aggregate purchase price of approximately $58,000;

–	repurchased and retired 441,581 common shares at an average price of $8.13 per common share;

–
replaced the Company's revolving credit facility and the 2021 term loan with a new revolving credit facility and the continuation of the 2021 term loan, which extended the maturity of the revolving credit facility to February 2023 and reduced the applicable margin rates on the revolving credit facility and 2021 term loan;

–	entered into an agreement to purchase upon completion the expansion of the Company's property in Richland, Washington for $67,000; and

–	declared a quarterly common share dividend of $0.1025 per common share.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Single-tenant properties
Industrial	Anniston, AL	$—	$1,201	$16,771	$17,972	$3,159	Dec-14	—
Industrial	Moody, AL	—	654	9,943	10,597	7,757	Feb-04	—
Industrial	Opelika, AL	—	134	31,734	31,868	1,952	Jul-17	2017
Industrial	Goodyear, AZ	—	5,247	36,115	41,362	138	Nov-18	—
Industrial	Orlando, FL	—	1,030	10,869	11,899	3,678	Dec-06	—
Industrial	Tampa, FL	—	2,160	8,526	10,686	6,723	Jul-88	—
Industrial	Lavonia, GA	6,647	171	7,657	7,828	1,371	Sep-12	—
Industrial	McDonough, GA	—	5,441	52,762	58,203	3,101	Aug-17	—
Industrial	McDonough, GA	—	2,463	24,811	27,274	7,820	Dec-06	—
Industrial	Thomson, GA	—	909	7,746	8,655	1,368	May-15	2015
Industrial	Edwardsville, IL	—	4,593	34,362	38,955	2,838	Dec-16	—
Industrial	Edwardsville, IL	—	3,649	41,310	44,959	932	Jun-18	—
Industrial	Rantoul, IL	—	1,304	32,562	33,866	4,473	Jan-14	2014
Industrial	Rockford, IL	—	371	2,619	2,990	861	Dec-06	—
Industrial	Rockford, IL	—	509	5,289	5,798	1,740	Dec-06	—
Industrial	Romeoville, IL	—	7,524	40,167	47,691	3,458	Dec-16	—
Industrial	Lafayette, IN	—	662	15,578	16,240	1,000	Oct-17	—
Industrial	Lebanon, IN	—	2,100	29,443	31,543	2,317	Feb-17	—
Industrial	New Century, KS	—	—	13,198	13,198	1,079	Feb-17	—
Industrial	Dry Ridge, KY	—	560	12,553	13,113	5,889	Jun-05	—
Industrial	Elizabethtown, KY	—	352	4,862	5,214	2,281	Jun-05	—
Industrial	Elizabethtown, KY	—	890	26,868	27,758	12,605	Jun-05	—
Industrial	Hopkinsville, KY	—	631	16,154	16,785	8,063	Jun-05	—
Industrial	Owensboro, KY	—	393	11,956	12,349	6,474	Jun-05	—
Industrial	Owensboro, KY	—	819	2,439	3,258	1,092	Dec-06	—
Industrial	Shreveport, LA	—	860	21,840	22,700	6,438	Mar-07	—
Industrial	Shreveport, LA	—	1,078	10,134	11,212	2,423	Jun-12	2012
Industrial	North Berwick, ME	381	1,383	35,659	37,042	10,660	Dec-06	—
Industrial	Detroit, MI	—	1,133	25,009	26,142	3,903	Jan-16	—
Industrial	Kalamazoo, MI	—	1,942	14,169	16,111	3,606	Sep-12	—
Industrial	Marshall, MI	—	143	4,302	4,445	2,884	Sep-12	—
Industrial	Plymouth, MI	—	2,296	15,795	18,091	6,497	Jun-07	—
Industrial	Romulus, MI	—	2,438	33,786	36,224	2,069	Nov-17	—
Industrial	Warren, MI	25,850	972	42,521	43,493	2,073	Nov-17	—
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	381	Sep-12	—
Industrial	Byhalia, MS	—	1,006	35,795	36,801	6,241	May-11	2011
Industrial	Byhalia, MS	—	1,751	31,236	32,987	2,274	Sep-17	—
Industrial	Canton, MS	—	5,077	71,289	76,366	12,950	Mar-15	—
Industrial	Olive Branch, MS	—	2,500	42,538	45,038	1,471	Apr-18	—
Industrial	Olive Branch, MS	—	198	10,276	10,474	7,539	Dec-04	—
Industrial	Olive Branch, MS	—	1,958	38,687	40,645	1,342	Apr-18	—
Industrial	Lumberton, NC	—	405	12,049	12,454	4,651	Dec-06	—
Industrial	Shelby, NC	—	1,421	18,862	20,283	5,300	Jun-11	2011
Industrial	Statesville, NC	—	891	16,771	17,662	5,751	Dec-06	—
Industrial	Durham, NH	—	3,464	18,094	21,558	7,002	Jun-07	—
Industrial	North Las Vegas, NV	—	3,244	21,732	24,976	2,949	Jul-13	2014
Industrial	Erwin, NY	—	1,648	12,514	14,162	2,977	Sep-12	—
Industrial	Long Island City, NY	39,994	—	42,759	42,759	16,584	Mar-13	2013
Industrial	Chillicothe, OH	—	735	9,021	9,756	3,076	Oct-11	—
Industrial	Cincinnati, OH	—	1,049	8,784	9,833	3,075	Dec-06	—
Industrial	Columbus, OH	—	1,990	10,767	12,757	4,194	Dec-06	—
Industrial	Glenwillow, OH	—	2,228	24,530	26,758	7,774	Dec-06	—
Industrial	Hebron, OH	—	1,063	4,947	6,010	2,013	Dec-97	—
Industrial	Hebron, OH	—	1,681	8,179	9,860	3,606	Dec-01	—
Industrial	Streetsboro, OH	16,565	2,441	25,282	27,723	9,629	Jun-07	—
Industrial	Wilsonville, OR	—	6,815	32,380	39,195	3,188	Sep-16	—
Industrial	Bristol, PA	—	2,508	15,863	18,371	7,694	Mar-98	—

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Industrial	Chester, SC	6,569	1,629	8,470	10,099	1,959	Sep-12	—
Industrial	Laurens, SC	—	5,552	21,908	27,460	7,834	Jun-07	—
Industrial	Spartanburg,SC	—	1,447	23,744	25,191	426	Aug-18	—
Industrial	Cleveland, TN	—	1,871	29,743	31,614	2,163	May-17	—
Industrial	Crossville, TN	—	545	6,999	7,544	4,571	Jan-06	—
Industrial	Franklin, TN	—	—	5,673	5,673	3,057	Sep-12	—
Industrial	Jackson, TN	—	1,454	49,026	50,480	2,624	Sep-17	—
Industrial	Lewisburg, TN	—	173	10,865	11,038	1,583	May-14	—
Industrial	Memphis, TN	—	1,054	11,538	12,592	11,487	Feb-88	—
Industrial	Millington, TN	—	723	19,383	20,106	12,951	Apr-05	—
Industrial	Smyrna, TN	—	1,793	93,940	95,733	5,154	Sep-17	—
Industrial	Arlington, TX	—	589	7,739	8,328	1,604	Sep-12	—
Industrial	Brookshire, TX	—	2,388	16,614	19,002	2,915	Mar-15	—
Industrial	Carrollton, TX	—	3,228	15,769	18,997	330	Sep-18	—
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	1,170	Jun-17	—
Industrial	Houston, TX	—	4,674	19,540	24,214	8,016	Mar-15	—
Industrial	Houston, TX	—	15,055	57,949	73,004	10,371	Mar-13	—
Industrial	Missouri City, TX	—	14,555	5,895	20,450	5,615	Apr-12	—
Industrial	Pasadena, TX	—	4,057	17,810	21,867	271	Aug-18	—
Industrial	San Antonio, TX	—	1,311	36,644	37,955	2,364	Jun-17	—
Industrial	Chester, VA	—	8,544	53,067	61,611	220	Dec-18	—
Industrial	Winchester, VA	—	1,988	32,536	34,524	1,392	Dec-17	—
Industrial	Winchester, VA	—	3,823	12,276	16,099	4,311	Jun-07	—
Industrial	Bingen, WA	—	—	18,075	18,075	4,269	May-14	2014
Industrial	Richland, WA	110,000	1,293	126,947	128,240	16,632	Nov-15	—
Industrial	Oak Creek, WI	—	3,015	15,300	18,315	2,352	Jul-15	2015
Multi-tenant/vacant properties
Industrial	Plymouth, IN	—	254	8,101	8,355	1,816	Sep-12	—
Industrial	Henderson, NC	—	1,488	5,953	7,441	2,549	Nov-01	—
Industrial	Duncan, SC	—	884	8,626	9,510	2,604	Jun-07	—
Industrial	Antioch, TN	—	3,847	12,659	16,506	3,479	May-07	—
Industrial	Memphis, TN	—	—	—	—	—	Dec-06	—
Single-tenant properties
Office	Glendale, AZ	—	9,418	8,394	17,812	4,229	Sep-12	—
Office	Tempe, AZ	—	—	13,086	13,086	3,035	Sep-12	—
Office	Tucson, AZ	—	681	4,037	4,718	1,103	Sep-12	—
Office	Palo Alto, CA	32,188	12,398	16,977	29,375	23,153	Dec-06	—
Office	Boca Raton, FL	18,785	4,290	17,160	21,450	6,811	Feb-03	—
Office	Orlando, FL	—	3,538	9,353	12,891	6,908	Jan-07	—
Office	McDonough, GA	—	693	6,405	7,098	1,601	Sep-12	—
Office	Meridian, ID	—	2,255	8,144	10,399	2,555	Sep-12	—
Office	Columbus, IN	7,301	235	45,729	45,964	37,145	Dec-06	—
Office	Indianapolis, IN	—	1,700	18,719	20,419	14,193	Apr-05	—
Office	Lenexa, KS	8,153	2,828	6,075	8,903	1,827	Sep-12	—
Office	Lenexa, KS	31,698	6,909	41,966	48,875	15,556	Jul-08	—
Office	Baton Rouge, LA	—	1,252	11,926	13,178	5,187	May-07	—
Office	Oakland, ME	8,138	551	8,774	9,325	2,282	Sep-12	—
Office	Auburn Hills, MI	—	4,416	30,012	34,428	5,573	Mar-15	—
Office	Kansas City, MO	15,272	1,525	7,691	9,216	209	Jun-07	—
Office	Pascagoula, MS	—	618	3,677	4,295	1,009	Sep-12	—
Office	Wall, NJ	8,847	8,985	26,961	35,946	15,722	Jan-04	—
Office	Whippany, NJ	12,156	4,063	19,711	23,774	9,828	Nov-06	—
Office	Redmond, OR	—	2,064	8,316	10,380	2,272	Sep-12	—
Office	Philadelphia, PA	—	13,209	61,011	74,220	43,083	Jun-05	—
Office	Florence, SC	—	774	3,629	4,403	727	Feb-12	2012
Office	Fort Mill, SC	—	3,601	16,306	19,907	6,290	Dec-02	—
Office	Fort Mill, SC	—	1,798	26,947	28,745	19,565	Nov-04	—
Office	Knoxville, TN	—	621	6,487	7,108	1,643	Sep-12	—

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Office	Arlington, TX	—	1,274	15,309	16,583	3,489	Sep-12	—
Office	Houston, TX	—	1,875	10,959	12,834	8,345	Apr-05	—
Office	Lake Jackson, TX	187,980	7,435	141,436	148,871	12,105	Nov-16	2016/2017
Office	Mission, TX	—	2,556	2,911	5,467	1,038	Sep-12	—
Office	Westlake, TX	—	2,361	26,631	28,992	13,421	May-07	—
Office	Herndon, VA	—	5,127	25,293	30,420	11,353	Dec-99	—
Multi-tenant/vacant properties
Office	Phoenix, AZ	—	1,096	6,193	7,289	229	Nov-01	—
Office	Overland Park, KS	32,112	2,025	10,976	13,001	4,242	Jun-07	—
Office	Charleston, SC	6,878	1,189	9,419	10,608	4,651	Nov-06	—
Office	Farmers Branch, TX	—	3,984	32,842	36,826	14,111	Jun-07	—
Office	Houston, TX	—	800	27,667	28,467	21,686	Apr-05	—
Single-tenant properties								—
Other	Venice, FL	—	4,696	11,753	16,449	9,071	Jan-15	—
Other	Baltimore, MD	—	4,605	—	4,605	—	Dec-06	—
Other	Baltimore, MD	—	5,000	—	5,000	—	Dec-15	—
Other	Pataskala, OH	—	3,605	—	3,605	—	Dec-18	—
Other	Lawton, OK	—	663	1,288	1,951	587	Dec-06	—
Other	Paris, TN	—	247	547	794	240	Dec-06	—
Other	Danville, VA	—	3,454	—	3,454	—	Oct-13	—
Multi-tenant/vacant properties
Other	Albany, GA	—	455	1,206	1,661	17	Oct-13	2013
Other	Honolulu, HI	—	8,259	7,414	15,673	6,025	Dec-06	—
Other	Watertown, NY	—	270	2,333	2,603	52	May-07	—
Other	Fairlea, WV	—	79	216	295	4	May-07	—
Construction in progress		—	—	—	1,840	—	—	—
Deferred loan costs, net		(5,094)
		$570,420	$341,848	$2,746,446	$3,090,134	$722,644

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Land estates	Up to 51 years
Tenant improvements	Shorter of useful life or term of related lease

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2018 for federal income tax purposes was approximately $3.8 billion.

	2018	2017	2016
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,936,459	$3,533,172	$3,789,711
Additions during year	310,207	676,355	291,004
Properties sold and impaired during the year	(1,091,956)	(270,241)	(527,597)
Other reclassifications	(64,576)	(2,827)	(19,946)
Balance at end of year	$3,090,134	$3,936,459	$3,533,172

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$890,969	$844,931	$812,207
Depreciation and amortization expense	136,571	139,493	128,384
Accumulated depreciation and amortization of properties sold and impaired during year	(290,938)	(93,455)	(86,428)
Other reclassifications	(13,958)	—	(9,232)
Balance at end of year	$722,644	$890,969	$844,931

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
During the fourth quarter ended December 31, 2018, we operated and tested the previously reported remediation plan resulting from the material weakness reported as of December 31, 2016. Other than the operation and testing of such remediation plan, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. In addition, certain information regarding related party transactions is set forth in note 16 to the Company's Consolidated Financial Statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

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

4.7	—	Indenture, dated as of May 9, 2014, among the Company, LCIF and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.8	—	First Supplemental Indenture, dated as of May 20, 2014 among the Company, LCIF and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)
10.1	—	1994 Employee Stock Purchase Plan (1, 2)
10.2	—	Lexington Realty Trust Amended and Restated 2011 Equity-Based Award Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 18, 2017)(1, 4)
10.3	—
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
Second Amendment to Credit Agreement, dated as of December 21, 2018, among the Company, as borrower, KeyBank National Association, as agent, and each of the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2018)(1)

10.27	—
Credit Agreement, dated as of February 6, 2019, among the Company, as borrower, each of the financial institutions initially signatory thereto together with their assignees pursuant to Section 12.5 therein and KeyBank, as agent (filed as Exhibit 10.1 to the Company's Current Report of Form 8-K filed on February 11, 2019)(1)

14	—	Code of Business Conduct and Ethics (2)
21	—	List of subsidiaries (2)
23.1	—	Consent of Deloitte & Touche LLP (2)
23.2	—	Consent of KPMG LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Realty Trust

Dated:	March 12, 2019	By:	/s/ T. Wilson Eglin
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

Signature	Title

/s/ E. Robert Roskind E. Robert Roskind	Chairman of the Board of Trustees of the Trust

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President and Trustee of the Trust (principal executive officer)

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Executive Vice President and Treasurer of the Trust (principal financial officer)

/s/ Beth Boulerice Beth Boulerice	Executive Vice President and Chief Accounting Officer of the Trust (principal accounting officer)

/s/ Richard S. Frary Richard S. Frary	Trustee of the Trust

/s/ Lawrence L. Gray Lawrence L. Gray	Trustee of the Trust

/s/ Jamie Handwerker Jamie Handwerker	Trustee of the Trust

/s/ Claire A. Koeneman Claire A. Koeneman	Trustee of the Trust

/s/ Howard Roth Howard Roth	Trustee of the Trust
Each dated: March 12, 2019