Form 10-Q
period 2019-03-31
LEXINGTON REALTY TRUST
filed 2019-05-08
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to ________________
Commission File Number 1-12386
 LEXINGTON REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	13-3717318
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

One Penn Plaza, Suite 4015, New York, NY 10119-4015 (Address of principal executive offices) (zip code)
(212) 692-7200 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Ticker symbol
Shares of beneficial interest, par value $0.0001 per share, classified as Common Stock	New York Stock Exchange	LXP
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share	New York Stock Exchange	LXPPRC
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
company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 234,868,431 common shares of beneficial interest, par value $0.0001 per share, as of May 6, 2019.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate, at cost	$3,123,110	$3,090,134
Real estate - intangible assets	420,248	419,612
	3,543,358	3,509,746
Less: accumulated depreciation and amortization	981,809	954,087
Real estate, net	2,561,549	2,555,659
Assets held for sale	26,316	63,868
Operating right-of-use assets, net	40,860	—
Cash and cash equivalents	170,289	168,750
Restricted cash	9,287	8,497
Investments in non-consolidated entities	61,464	66,183
Deferred expenses, net	20,609	15,937
Rent receivable – current	2,706	3,475
Rent receivable – deferred	61,068	58,692
Other assets	16,042	12,779
Total assets	$2,970,190	$2,953,840

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$562,951	$570,420
Term loan payable, net	298,792	298,733
Senior notes payable, net	496,243	496,034
Trust preferred securities, net	127,321	127,296
Dividends payable	28,916	48,774
Liabilities held for sale	465	386
Operating lease liabilities	42,004	—
Accounts payable and other liabilities	24,563	30,790
Accrued interest payable	11,071	4,523
Deferred revenue - including below market leases, net	20,690	20,531
Prepaid rent	11,840	9,675
Total liabilities	1,624,856	1,607,162

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 234,859,561 and 235,008,554 shares issued and outstanding in 2019 and 2018, respectively	23	24
Additional paid-in-capital	2,769,822	2,772,855
Accumulated distributions in excess of net income	(1,534,539)	(1,537,100)
Accumulated other comprehensive income	—	76
Total shareholders’ equity	1,329,322	1,329,871
Noncontrolling interests	16,012	16,807
Total equity	1,345,334	1,346,678
Total liabilities and equity	$2,970,190	$2,953,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Gross revenues:
Rental revenue	$79,975	$102,637
Other revenue	1,273	184
Total gross revenues	81,248	102,821
Expense applicable to revenues:
Depreciation and amortization	(37,595)	(46,537)
Property operating	(10,567)	(11,477)
General and administrative	(8,527)	(8,996)
Non-operating income	481	362
Interest and amortization expense	(17,208)	(20,331)
Debt satisfaction charges, net	(103)	—
Impairment charges	(588)	(53,049)
Gains on sales of properties	20,957	22,774
Income (loss) before provision for income taxes and equity in earnings of non-consolidated entities	28,098	(14,433)
Provision for income taxes	(437)	(503)
Equity in earnings of non-consolidated entities	619	113
Net income (loss)	28,280	(14,823)
Less net (income) loss attributable to noncontrolling interests	(253)	508
Net income (loss) attributable to Lexington Realty Trust shareholders	28,027	(14,315)
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(50)	(70)
Net income (loss) attributable to common shareholders	$26,405	$(15,957)

Net income (loss) attributable to common shareholders - per common share basic	$0.11	$(0.07)
Weighted-average common shares outstanding – basic	232,538,495	238,072,081

Net income (loss) attributable to common shareholders - per common share diluted	$0.11	$(0.07)
Weighted-average common shares outstanding – diluted	236,142,143	238,072,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$28,280	$(14,823)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(76)	246
Other comprehensive income (loss)	(76)	246
Comprehensive income (loss)	28,204	(14,577)
Comprehensive (income) loss attributable to noncontrolling interests	(253)	508
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$27,951	$(14,069)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended March 31, 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance December 31, 2018	$1,346,678	$94,016	$24	$2,772,855	$(1,537,100)	$76	$16,807
Redemption of noncontrolling OP units for common shares	—	—	—	156	—	—	(156)
Issuance of common shares and deferred compensation amortization, net	1,710	—	—	1,710	—	—	—
Repurchase of common shares	(958)	—	—	(958)	—	—	—
Repurchase of common shares to settle tax obligations	(3,942)	—	(1)	(3,941)	—	—	—
Forfeiture of employee common shares	5	—	—	—	5	—	—
Dividends/distributions	(26,363)	—	—	—	(25,471)	—	(892)
Net income	28,280	—	—	—	28,027	—	253
Other comprehensive loss	(76)	—	—	—	—	(76)	—
Balance March 31, 2019	$1,345,334	$94,016	$23	$2,769,822	$(1,534,539)	$—	$16,012

Three Months Ended March 31, 2018		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance December 31, 2017	$1,340,835	$94,016	$24	$2,818,520	$(1,589,724)	$1,065	$16,934
Issuance of common shares and deferred compensation amortization, net	1,660	—	—	1,660	—	—	—
Repurchase of common shares	(6,336)	—	—	(6,336)	—	—	—
Repurchase of common shares to settle tax obligations	(2,544)	—	—	(2,544)	—	—	—
Forfeiture of employee common shares	(78)	—	—	(87)	9	—	—
Dividends/distributions	(44,576)	—	—	—	(43,774)	—	(802)
Net loss	(14,823)	—	—	—	(14,315)	—	(508)
Other comprehensive income	246	—	—	—	—	246	—
Balance March 31, 2018	$1,274,384	$94,016	$24	$2,811,213	$(1,647,804)	$1,311	$15,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities:	$47,621	$56,221
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(57,991)	—
Capital expenditures	(4,455)	(6,727)
Net proceeds from sale of properties	79,283	61,518
Investments in non-consolidated entities	(418)	—
Distributions from non-consolidated entities in excess of accumulated earnings	4,705	157
Increase in deferred leasing costs	(1,124)	(609)
Change in real estate deposits, net	(190)	(3,102)
Net cash provided by investing activities	19,810	51,237
Cash flows from financing activities:
Dividends to common and preferred shareholders	(45,329)	(44,840)
Principal amortization payments	(7,389)	(7,494)
Principal payments on debt, excluding normal amortization	(254)	—
Revolving credit facility borrowings	—	20,000
Revolving credit facility payments	—	(80,000)
Deferred financing costs	(3,678)	(32)
Payment of early extinguishment of debt charges	(1)	—
Proceeds of mortgages and notes payable	—	500
Cash distributions to noncontrolling interests	(892)	(802)
Repurchases to settle tax obligations	(3,961)	(2,917)
Repurchase of common shares	(3,598)	(6,336)
Net cash used in financing activities	(65,102)	(121,921)
Change in cash, cash equivalents and restricted cash	2,329	(14,463)
Cash, cash equivalents and restricted cash, at beginning of period	177,247	112,156
Cash, cash equivalents and restricted cash, at end of period	$179,576	$97,693

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$168,750	$107,762
Restricted cash at beginning of period	8,497	4,394
Cash, cash equivalents and restricted cash at beginning of period	$177,247	$112,156

Cash and cash equivalents at end of period	$170,289	$90,214
Restricted cash at end of period	9,287	7,479
Cash, cash equivalents and restricted cash at end of period	$179,576	$97,693
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
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
As of March 31, 2019, the Company had ownership interests in approximately 140 consolidated real estate properties, located in 34 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries, which are single-purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, and (4) investments in joint ventures. References to “OP units” refer to units of limited partner interests in LCIF. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest. Each property owner subsidiary is a separate and distinct legal entity that maintains separate books and records. The assets and credit of each property owner subsidiary with a property subject to a mortgage loan are not available to creditors to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interests therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2019 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2019 (“Annual Report”).
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of March 31, 2019 and December 31, 2018, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Real estate, net	$503,114	$509,916
Total assets	$573,107	$607,963
Mortgages and notes payable, net	$192,710	$192,791
Total liabilities	$202,873	$203,322
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
Fair Value Measurements. The Company follows the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, as amended (“Topic 820”), to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk. The Company has formally elected to apply the portfolio exception within Topic 820 with respect to measuring counterparty risk for all of its derivative transactions subject to master netting arrangements.
Reclassifications. Certain amounts included in the 2018 unaudited condensed consolidated financial statements have been reclassified to conform to the 2019 presentation.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

New Accounting Standards Adopted in 2019. In June 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. The Company adopted this guidance effective January 1, 2019 on a prospective basis. The Company's adoption of this guidance did not have a material impact on its financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Topic 815. The ASU is effective for reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019 on a prospective basis. The Company's adoption of this guidance did not have a material impact on its financial statements.
Additionally, the Company adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019. Topic 842 requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The Company adopted Topic 842 using the modified retrospective transition approach with January 1, 2019 as the Company's date of initial application, thus periods prior to January 1, 2019 conform to ASC Topic 840. The Company has elected other practical expedients permitted under the transition guidance including:

•
a package of practical expedients that allows the Company to carryforward its assessment of whether a contract is or contains a lease, whether costs incurred qualify as initial direct costs, and historical lease classification for any leases that existed prior to the adoption;

•
to account for lease and non-lease components as a single component if the (i) timing and patterns of revenue recognition are the same for the lease and non-lease component and (ii) related lease component and the combined single lease component would be classified as an operation lease;

•
to exclude from the consideration in the contract and from variable lease payments not included in the consideration in the contract all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from the lessee. Taxes assessed on the Company’s total gross receipts are excluded from this accounting policy election;

•	to not assess if existing land easements in place prior to adoption meet the definition of a lease; and

•	not recognizing leases with a term of 12 months or less on the balance sheet.
The Company did not elect the hindsight practical expedient to determine lease term. The adoption of this guidance required the Company to record right-of-use assets and lease liabilities on the Company's unaudited condensed consolidated balance sheet. The Company did not recognize a cumulative adjustment to equity upon adoption. The adoption of this guidance did not have a material impact on the Company's unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows. See note 9, “Lease Accounting” for further disclosures.
Recently Issued Accounting Guidance. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company is continuing to assess this guidance and does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
BASIC
Net income (loss) attributable to common shareholders	$26,405	$(15,957)
Weighted-average number of common shares outstanding - basic	232,538,495	238,072,081

Net income (loss) attributable to common shareholders - per common share basic	$0.11	$(0.07)

DILUTED
Net income (loss) attributable to common shareholders - basic	$26,405	$(15,957)
Impact of assumed conversions	1	—
Net income (loss) attributable to common shareholders	$26,406	$(15,957)

Weighted-average common shares outstanding - basic	232,538,495	238,072,081
Effect of dilutive securities:
Unvested share-based payment awards and options	53,274	—
OP Units	3,550,374	—
Weighted-average common shares outstanding - diluted	236,142,143	238,072,081

Net income (loss) attributable to common shareholders - per common share diluted	$0.11	$(0.07)
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate
The Company completed the following acquisition transactions during the three months ended March 31, 2019:

Property Type	Market	Acquisition Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Industrial	Indianapolis, IN	January 2019	$20,809	07/2025	$1,954	$16,820	$2,035
Industrial	Atlanta, GA	February 2019	37,182	10/2023	3,253	30,951	2,978
			$57,991		$5,207	$47,771	$5,013

In addition, during the three months ended March 31, 2019, the Company entered into an agreement to purchase upon completion the expansion of the Richland, Washington industrial property for $67,000.

(4)	Dispositions and Impairment
During the three months ended March 31, 2019 and 2018, the Company disposed of its interests in various properties for an aggregate gross disposition price of $79,300 and $62,675, respectively, and recognized aggregate gains on sales of properties of $20,957 and $22,774, respectively.
As of March 31, 2019, the Company had five properties classified as held for sale. As of December 31, 2018, the Company had two properties classified as held for sale. The properties were classified as held for sale because the properties were either under contract for sale and/or a sale of the property to a third party within the next 12 months was probable.
Assets and liabilities of held for sale properties as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Assets:
Real estate, at cost	$39,680	$63,639
Real estate, intangible assets	7,202	14,498
Accumulated depreciation and amortization	(21,590)	(16,873)
Rent receivable - deferred	742	2,439
Other	282	165
	$26,316	$63,868

Liabilities:
Accounts payable and other liabilities	$239	$42
Prepaid rent	226	344
	$465	$386
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the three months ended March 31, 2019 and 2018, the Company recognized aggregate impairment charges on real estate properties of $588 and $53,049, respectively. Included in the impairment charges recognized during the three months ended March 31, 2019 are impairment charges of $339 and $249 recognized on unencumbered and vacant retail properties in Watertown, New York and Albany, Georgia, respectively, which were held for sale at March 31, 2019. Included in the impairment charges recognized during the three months ended March 31, 2018, are impairment charges of $17,906 recognized on a vacant encumbered office property in Overland Park, Kansas, whose mortgage is currently in default, and $25,433 on an unencumbered office property in Memphis, Tennessee, which was sold in December 2018.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Balance	Fair Value Measurements Using
Description		March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired properties held for sale	(1)	$3,850	$—	$3,850	$—

		Balance	Fair Value Measurements Using
Description		December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	(2)	$76	$—	$76	$—
Impaired real estate assets	(3)	$35,036	$—	$—	$35,036

(1)	Represents a non-recurring fair value measurement. Fair values as of the date of the impairment was determined by the signed purchase agreements for each property.

(2)	The interest rate swap assets related to the Company's $300,000 term loan expired in January 2019.

(3)	Represents a non-recurring fair value measurement as of the date of impairment.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,485,307	$1,422,043	$1,492,483	$1,409,773
The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2018, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
The Company estimates the fair value of its real estate assets, including non-consolidated real estate assets, by using income and market valuation techniques. The Company may estimate fair values using market information such as recent sale contracts (Level 2 inputs) or recent sale offers or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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

(6)	Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		March 31, 2019	March 31, 2019	December 31, 2018
NNN Office JV (“NNN JV”)	(1)	20%	$50,675	$53,144
Etna Park 70 LLC	(2)	90%	5,171	4,774
Other	(3)	25%	5,618	8,265
			$61,464	$66,183

(1)
During 2018, the Company disposed of 21 office assets to NNN JV for an aggregate gross disposition price of $725,800 and acquired a 20% interest in NNN JV. Two of the 21 properties, with a combined estimated fair value of $45,653, were contributed to NNN JV along with cash of $8,053. The Company recognized a gain of $14,645 in connection with the contribution of the two office assets to NNN JV, and in addition, NNN JV assumed an aggregate of $103,400 of non-recourse mortgage debt in the transaction. NNN JV obtained an aggregate of $362,800 of non-recourse mortgage financing which bears interest at LIBOR plus 200 basis points and has an initial term of three years but can be extended for two additional terms of one-year each. There is a rate increase of 15 basis points upon each extension. NNN JV entered into interest rate agreements which cap the LIBOR component of the $362,800 mortgage financing at 4.0% for two years. As of March 31, 2019, NNN JV had total assets of $744,689 and total liabilities of $491,314. The properties are encumbered by an aggregate of $466,200 of non-recourse mortgage debt.

(2)
Joint venture formed in 2017 with a developer entity to acquire a 151-acre parcel of developable land and pursue industrial build-to-suit opportunities. The developer entity has substantive participation rights. In December 2018, the parcel was subdivided and the Company received a distribution of an ownership interest in a 57-acre parcel with a historic cost of $3,008. The Company acquired control of the 57-acre parcel via the purchase of the Company's joint venture partners' interest.

(3)	As of March 31, 2019, represents one joint venture investment, which owns a single-tenant, net-leased asset.
In February 2019, a non-consolidated real estate entity, in which the Company owned a 15% ownership interest, sold its only asset and the Company received $2,317 of proceeds. The Company recognized a gain on the transaction of $803, which is included in "Equity in earnings of non-consolidated entities" in its unaudited condensed consolidated statement of operations.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(7)	Debt
The Company had the following mortgages and notes payable outstanding as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Mortgages and notes payable	$567,871	$575,514
Unamortized debt issuance costs	(4,920)	(5,094)
	$562,951	$570,420
Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 6.5% at March 31, 2019 and December 31, 2018 and all mortgages and notes payables mature between 2019 and 2036 as of March 31, 2019. The weighted-average interest rate was 4.5% at March 31, 2019 and December 31, 2018, respectively.
The Company had the following senior notes outstanding as of March 31, 2019 and December 31, 2018:

Issue Date	March 31, 2019	December 31, 2018	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized debt discount	(1,167)	(1,235)
Unamortized debt issuance cost	(2,590)	(2,731)
	$496,243	$496,034
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of March 31, 2019, are as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(1)(2)	January 2021	LIBOR + 1.00%

(1)
In February 2019, the Company replaced its revolving credit facility and the 2021 term loan with a new revolving credit facility and the continuation of the 2021 term loan (the “2019 Credit Agreement”). The 2019 Credit Agreement, among other things: (i) increased the total commitment of the revolving credit facility from $505,000 under the previous credit facility to $600,000 under the 2019 Credit Agreement; (ii) extended the maturity date of the revolving credit facility from August 2019 to February 2023 and allowed for the extension to February 2024 at the Company's option; and (iii) reduced the applicable margin rates on both the revolving credit facility and the 2021 term loan.

At March 31, 2019, the revolving credit facility had no borrowings outstanding and availability of $600,000, subject to covenant compliance. The Company recognized $93 of debt satisfaction charges in connection with the transaction.

(2)	The aggregate unamortized debt issuance costs for the term loan was $1,208 and $1,267 as of March 31, 2019 and December 31, 2018, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate level debt agreements at March 31, 2019.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at March 31, 2019 was 4.45%. As of March 31, 2019 and December 31, 2018, there was $120,120 original principal amount of Trust Preferred Securities outstanding and $1,799 and $1,824, respectively, of unamortized debt issuance costs.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(8)	Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the type, amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's investments and borrowings.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2019 and 2018.
As of March 31, 2019, the Company does not have any interest rate swap agreements related to its outstanding variable rate debt. The LIBOR swap rate on $255,000 of LIBOR-indexed variable-rate unsecured term loans expired in January 2019. Accordingly, the fair value of the swap was reclassified from other comprehensive income and as of March 31, 2019, the Company had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of December 31, 2018.

	As of December 31, 2018
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$76
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.

Derivatives in Cash Flow	Amount of Income Recognized in OCI on Derivatives (Effective Portion) March 31,		Location of (Income) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Income Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
Hedging Relationships	2019	2018		2019	2018
Interest Rate Swaps	$1	$494	Interest expense	$(77)	$(248)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(9)	Lease Accounting
The following is a summary of Company's accounting for leases as of and during the three-month period ended March 31, 2019:
Lessor
Lexington’s lease portfolio as a lessor primarily includes general purpose, single-tenant net-leased industrial and office real estate assets. Most of the Company’s leases require tenants to pay fixed annual rental payments that escalate on an annual basis and variable payments for other operating expenses, such as real estate taxes, insurance, common area maintenance ("CAM"), and utilities, that are based on the actual expenses incurred.
Certain leases allow for the tenant to renew the lease term upon expiration or earlier. Periods covered by a renewal option are included within the lease term only when renewals are deemed to be reasonably certain. Certain leases allow for the tenant to terminate the lease before the expiration of lease term and certain leases provide the tenant with the right to purchase the leased property at fair market value or a stipulated price upon expiration of the lease term or before.
Accounting guidance under Topic 842 requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease and determining the lease term when the contract has renewal, purchase or early termination provisions.
From a lessor perspective, the Company concluded that revenue from lease components are primarily recognized on a straight-line basis over the lease term unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a Consumer Price Index (CPI) with no floor. If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition commences when the improvements are substantially complete and control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred on the unaudited condensed consolidated balance sheets.
In addition, the Company determined that the lease and non-lease components in its leases are a single lease component and is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service that is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of March 31, 2019, the Company incurred $127 of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following table presents the Company’s classification of rental revenue for its operating leases for the three months ended March 31, 2019:

Classification	Fixed	Variable(1)	Total
Rental revenue	$72,709	$7,266	$79,975

(1)	Primarily comprised of tenant reimbursements.
Future fixed rental receipts for leases, assuming no new or re-negotiated leases, for the next five years and thereafter as of March 31, 2019 are as follows:

2019 - remainder	$204,916
2020	262,826
2021	247,071
2022	229,997
2023	228,736
2024	205,667
Thereafter	1,515,561
Total	$2,894,774
Minimum future lease payments under the non-cancellable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter in accordance with ASC Topic 840 as of December 31, 2018 were as follows:

Year ending December 31,	Total
2019	$270,557
2020	253,660
2021	233,192
2022	212,893
2023	211,387
Thereafter	1,619,848
$2,801,537
Lessee
The Company has ground leases, corporate leases for office space, and office equipment. All leases were classified as operating leases as of March 31, 2019. The leases have remaining lease terms of up to 44 years, some of which include options to extend the leases in 5 to 10-year increments for up to 54 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
The accounting guidance under Topic 842 requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or termination provisions and determining the discount rate.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company determines whether an arrangement is or includes a lease at contract inception by evaluating whether the contract conveys the right to the control the use of an identified asset for a period of time in exchange for consideration. If the Company has the right to obtain substantially all of the economic benefits from and can direct the use of, the identified asset for a period of time, the Company accounts for the contract as a lease.
As the Company does not know the rate implicit in the respective leases, the Company used its incremental borrowing rate based on the information available at the transition date for such existing leases. The Company uses the information available at the lease commencement date to determine the discount rate for any new leases. The Company used a portfolio approach to determine its incremental borrowing rate. Lease contracts were grouped based on similar lease terms and economic environments in a manner in which the Company reasonably expects that the outcome from applying a portfolio approach does not differ materially from an individual lease approach. The Company estimated a collateralized discount rate for each portfolio of leases.
Supplemental information related to operating leases is as follows:

Weighted-average remaining lease term
Operating leases (years)	12.7
Weighted-average discount rate
Operating leases	4.1%
The components of lease expense for the three months ended March 31, 2019 are as follows:

Income Statement Classification	Fixed	Variable	Total
Property operating	$997	$—	$997
General and administrative	300	18	318
Total	$1,297	$18	$1,315
The Company recognized sublease income of $941 for the three months ended March 31, 2019.
The following table shows the Company's maturity analysis of its operating lease liabilities as of March 31, 2019:

Operating Leases
2019 - remainder	$3,787
2020	5,220
2021	5,095
2022	5,138
2023	5,281
2024	5,301
Thereafter	25,622
Total lease payments	$55,444
Less: Imputed interest	(13,440)
Present value of lease liabilities	$42,004

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following table shows the Company's future minimum lease rental payments under non-cancellable leasehold interests in accordance with ASC Topic 840 as of December 31, 2018:

Year ending December 31,	Total
2019	$3,826
2020	3,827
2021	3,769
2022	3,834
2023	4,008
Thereafter	28,326
$47,590

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2019 and 2018, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the three months ended March 31, 2019, the Company updated its At-The-Market offering program under which the Company may currently issue up to $100,000 in common shares over the term of the program. The Company did not issue common shares under its At-The-Market offering program during the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019 and 2018, the Company granted common shares to certain employees as follows:

	Three Months Ended March 31,
	2019	2018
Performance Shares(1)
Shares granted:
Index - 1Q	276,063	331,025
Peer - 1Q	276,058	331,019

Grant date fair value per share:(2)
Index - 1Q	$5.05	$5.81
Peer - 1Q	$4.67	$5.37

Non-Vested Common Shares:(3)
Shares issued	277,460	237,570
Grant date fair value	$2,270	$2,190

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends are not paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2019, 713,044 of the 808,929 performance shares issued in 2016 vested.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In addition, during the three months ended March 31, 2019 and 2018, the Company issued 32,316 and 35,581, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $264 and $337, respectively.
In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and, in 2018, increased this authorization by 10,000,000 common shares. This share repurchase program has no expiration date. During the three months ended March 31, 2019 and 2018, the Company repurchased and retired 441,581 and 795,775 common shares, respectively, at an average price of $8.13 and $7.94, respectively, per common share under the share repurchase program. The Company records a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of March 31, 2019.
A summary of the changes in accumulated other comprehensive income related to the Company's cash flow hedges is as follows:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$76	$1,065
Other comprehensive income before reclassifications	1	494
Amounts of income reclassified from accumulated other comprehensive income to interest expense	(77)	(248)
Balance at end of period	$—	$1,311
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
As of March 31, 2019, there were approximately 3,140,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months ended March 31,
	2019	2018
Net income (loss) attributable to Lexington Realty Trust shareholders	$28,027	$(14,315)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	156	—
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$28,183	$(14,315)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(12)Related Party Transactions
In 2018, a joint venture that owns a property in Houston, Texas obtained $8,500 of mezzanine financing from an affiliate of the Company's former Chairman, E. Robert Roskind. The non-recourse mezzanine financing was funded pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”). The joint venture reimbursed the former Chairman's affiliate $150 for its expenses. Under an indemnity agreement, the joint venture is required to pay an affiliate of the Company's former Chairman 0.625% of the outstanding principal amount of the EB-5 mezzanine financing per annum.
In addition, during 2017, the Company obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of the Company's former Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina. In January 2018, the Company obtained an additional $500 of financing proceeds. The Company reimbursed the former Chairman's affiliate approximately $105 for its expenses and paid a $128 structuring fee to the former Chairman's affiliate. The property was subsequently contributed to, and the financing assumed by, NNN JV. See note 6.
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
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Bank, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court).  On October 25, 2018, Cummins Inc., the tenant in the Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P., the Company's property owner subsidiary, and Wells Fargo Bank, N.A., the trustee for the noteholders with a security interest in the office building.  Under the subject lease, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods. Despite failing to timely exercise a purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. has asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. does not dispute that it failed to comply with the requirements of the purchase option, but alleges that it is entitled to relief under several equitable theories. Lexington Columbus (Jackson Street) L.P. filed a motion to dismiss the complaint on January 8, 2019. A hearing on the motion to dismiss is scheduled for May 16, 2019. The Company believes that Indiana law supports the Company's right to retain ownership of the building and intends to vigorously defend this claim.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2019 and 2018, the Company paid $9,855 and $13,633, respectively, for interest and $418 and $195, respectively, for income taxes.
Upon adoption of Topic 842, the Company recognized initial operating lease right-of-use assets of $41,755 and initial operating lease liabilities of $43,004.

(15)	Subsequent Events
Subsequent to March 31, 2019, the Company:

•	Satisfied the $15,200 non-recourse mortgage loan encumbering an office property located in Kansas City, Missouri;

•	Disposed of three properties for an aggregate gross disposition price of $32,600; and

•	Acquired two industrial assets for an aggregate cost of approximately $61,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2019. The results of operations contained herein for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust for the three months ended March 31, 2019 and 2018, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on March 13, 2019, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, any risks discussed below in the respective “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report and other periodic reports filed by the Company with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Overview
General. We are a Maryland real estate investment trust, or REIT, that owns a diversified portfolio of equity investments in single-tenant commercial properties.
As of March 31, 2019, we had ownership interests in approximately 140 consolidated real estate properties, located in 34 states and containing an aggregate of approximately 47.3 million square feet of space, approximately 94.9% of which was leased. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased industrial investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during 2019, we continue to strive to be an active seller of non-core assets such as office properties, retail properties and vacant properties. In addition, we continue our efforts to increase the percentage of industrial assets in our portfolio. Our acquisitions of two industrial assets during the three months ended March 31, 2019, have resulted in our percentage of gross book value from industrial assets to increase to 72.2% as of March 31, 2019.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend our weighted-average lease term on a cash basis, which was approximately 9.0 years at March 31, 2019 and 8.9 years at March 31, 2018.
During the first quarter of 2019, we entered into new leases and lease extensions encompassing approximately 1.5 million square feet. The average fixed rent on these extended leases was $12.95 per square foot compared to the average fixed rent on these leases before extension of $12.16 per square foot. The weighted-average cost of tenant improvements and lease commissions was $23.58 per square foot for new leases and $0.38 per square foot for extended leases.
First Quarter 2019 Transaction Summary.
The following summarizes our significant transactions during the three months ended March 31, 2019.
Investments/Capital Recycling:

•	Acquired two properties for an aggregate cost of $58.0 million.

•	Entered into an agreement to purchase upon completion the expansion of the Richland, WA industrial property for $67.0 million.

•	Disposed of our interest in one industrial consolidated property for $79.3 million, which was a build-to-suit property completed in 2016 for a $61.3 million initial cost basis.

•	Received $2.3 million of proceeds in connection with the sale of a non-consolidated investment's sole asset.
Debt:

•
Replaced our revolving credit facility and the 2021 term loan with a new revolving credit facility and the continuation of the 2021 term loan, which resulted in an increased commitment from $505.0 million to $600.0 million under the revolving credit facility and extended the maturity of the revolving credit facility to February 2023. Additionally, the applicable margin rates decreased under the revolving credit facility and the 2021 term loan agreements.

•	Satisfied $0.3 million of non-recourse debt.
Equity

•	Repurchased and retired 441,581 common shares at an average price of $8.13 per common share.

•	Updated the At-The-Market offering program to increase the amount available to issue up to $100.0 million in common shares.
Critical Accounting Policies
Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Certain of our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842); see notes 1 and 9 in the accompanying Notes to the Consolidated Financial Statements.

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
At March 31, 2019, we had $76.4 million and $32.0 million of property-specific mortgage balloon debt due in 2019 and 2020, respectively. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($170.3 million at March 31, 2019), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($600.0 million at March 31, 2019), which expires in 2023, but can be extended by us to 2024, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.
Cash flows from operations were $47.6 million for the three months ended March 31, 2019 as compared to $56.2 million for the three months ended March 31, 2018. The decrease was primarily related to the impact of property sales and vacancies partially offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash provided by investing activities totaled $19.8 million and $51.2 million during the three months ended March 31, 2019 and 2018, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities. Cash used in investing activities related primarily to acquisitions of real estate, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net.
Net cash used in financing activities totaled $65.1 million and $121.9 million during the three months ended March 31, 2019 and 2018, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, repayment of debt obligations and repurchases of common shares. Cash provided by financing activities related primarily to revolving credit facility borrowings.
Dividends. Dividends paid to our common and preferred shareholders were $45.3 million and $44.8 million in the three months ended March 31, 2019 and 2018, respectively.
We declared a quarterly dividend of $0.1025 per common share during the three months ended March 31, 2019, which is a decrease from the $0.1775 per common shares quarterly dividend declared during the three months ended December 31, 2018.
UPREIT Structure. As of March 31, 2019, 3.1 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $32.0 million based on our closing price of $9.06 per common share as of March 31, 2019 and a redemption factor of approximately 1.13 common shares per OP unit.

Financings. The following senior notes were outstanding as of March 31, 2019:

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
We have an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of March 31, 2019, is as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(1)	January 2021	LIBOR + 1.00%

(1)
In February 2019, we replaced our revolving credit facility and the 2021 term loan with a new revolving credit facility and the continuation of the 2021 term loan (the “2019 Credit Agreement”). The 2019 Credit Agreement, among other things,: (i) increased the total commitment of the revolving credit facility from $505.0 million under the previous credit facility to $600.0 million under the 2019 Credit Agreement; (ii) extended the maturity date of the revolving credit facility from August 2019 to February 2023 and allowed for the extension to February 2024 at our option; and (iii) reduced the applicable margin rates on both the revolving credit facility and term loan due in 2021. At March 31, 2019, the revolving credit facility had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.

As of March 31, 2019, we were compliant with all applicable financial covenants contained in our corporate level debt agreements.

Results of Operations
Three months ended March 31, 2019 compared with three months ended March 31, 2018. The increase in net income attributable to common shareholders of $42.4 million was primarily due to the items discussed below.
The decrease in total gross revenues of $21.6 million was primarily attributable to a decrease in rental revenue of $22.7 million, offset by an increase in other revenue of $1.1 million. The decrease in rental revenue primarily related to property sales of $24.3 million and $3.7 million related to a decrease in occupancy. These decreases were partially offset by increases of $6.0 million related to the acquisition of properties. The increase in other revenue was primarily due to an increase in fee income related to fees earned from NNN JV.
The decrease in depreciation and amortization expense of $8.9 million was primarily due to sales of properties and assets being classified as held for sale, partially offset by acquisitions of certain properties.
The decrease in property operating expense of $0.9 million was primarily due to sales of properties with operating costs, partially offset by property acquisitions with operating expense responsibilities and changes in occupancy at certain properties.
The decrease in interest and amortization expense of $3.1 million related primarily to a decrease in the amount of our debt outstanding.
The decrease in impairment charges of $52.5 million related to the timing of impairment charges recognized on certain properties. The impairments were primarily due to potential sales, vacancies and lack of leasing prospects.
The decrease in gains on sales of properties of $1.8 million related to the timing of property dispositions.
The increase in equity earnings of non-consolidated entities of $0.5 million is primarily due to our share of a gain recognized on a non-consolidated investments' sale of its sole asset.
The increase in net income attributable to noncontrolling interests of $0.8 million is primarily a result of an increase in earnings of LCIF.

Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods, excluding properties encumbered by mortgage loans in default and the revenue associated with the expansion of properties, as applicable. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the three months ended March 31, 2019 and 2018 ($000's):

	Three Months Ended March 31,
	2019	2018
Total cash base rent	$65,181	$65,966
Tenant reimbursements	6,123	4,627
Property operating expenses	(9,354)	(7,220)
Same-store NOI	$61,950	$63,373
Our reported same-store NOI decreased from the first three months of 2018 to the first three months of 2019 by 2.2%. The decrease in same-store NOI between periods primarily related to a decrease in cash base rent and tenant reimbursements, which was primarily attributable to a decrease in occupancy from 97.2% at March 31, 2018 to 94.8% at March 31, 2019.
Below is a reconciliation of net income (loss) to same-store NOI for periods presented ($000's):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$28,280	$(14,823)

Interest and amortization expense	17,208	20,331
Provision for income taxes	437	503
Depreciation and amortization	37,595	46,537
General and administrative	8,527	8,996
Non-operating and fee income	(1,327)	(546)
Gains on sales of properties	(20,957)	(22,774)
Impairment charges	588	53,049
Debt satisfaction charges, net	103	—
Equity in (earnings) of non-consolidated entities	(619)	(113)
Lease termination income	(1,070)	(308)
Straight-line adjustments	(2,330)	(4,866)
Lease incentives	273	536
Amortization of above/below market leases	(6)	(22)
NOI	66,702	86,500

Less NOI:
Acquisitions and dispositions	(5,083)	(21,740)
Property in default	331	(1,387)
Same-Store NOI	$61,950	$63,373

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

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three months ended March 31, 2019 and 2018 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$26,405	$(15,957)
Adjustments:
Depreciation and amortization	36,867	45,154
Impairment charges - real estate	588	53,049
Noncontrolling interests - OP units	1	(729)
Amortization of leasing commissions	728	1,383
Joint venture and noncontrolling interest adjustment	2,533	258
Gains on sales of properties, including non-consolidated entities	(21,605)	(22,774)
FFO available to common shareholders and unitholders - basic	45,517	60,384
Preferred dividends	1,572	1,572
Amount allocated to participating securities	50	70
FFO available to all equityholders and unitholders - diluted	47,139	62,026
Debt satisfaction charges, net	103	—
Adjusted Company FFO available to all equityholders and unitholders - diluted	$47,242	$62,026

Per Common Share and Unit Amounts
Basic:
FFO	$0.19	$0.25

Diluted:
FFO	$0.20	$0.25
Adjusted Company FFO	$0.20	$0.25

	Three Months Ended March 31,
	2019	2018
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	232,538,495	238,072,081
Operating partnership units(1)	3,550,374	3,629,195
Weighted-average common shares outstanding - basic FFO	236,088,869	241,701,276

Diluted:
Weighted-average common shares outstanding - diluted EPS	236,142,143	238,072,081
Operating partnership units(1)	—	3,629,195
Unvested share-based payment awards and options	16,499	562,084
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	240,869,212	246,973,930
(1)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $429.1 million and $574.1 million at March 31, 2019 and 2018, respectively, which represented 28.7% and 28.4% of our aggregate principal consolidated indebtedness. During the three-month periods ended March 31, 2019 and 2018, our variable-rate indebtedness had a weighted-average interest rate of 3.8% and 2.8%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2019 and 2018 would have increased by $1.0 million and $1.3 million, respectively. As of March 31, 2019 and 2018, our aggregate principal consolidated fixed-rate debt was $1.1 billion and $1.4 billion, respectively, which represented 71.3% and 71.6%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2019. We believe the fair value is indicative of the interest rate environment as of March 31, 2019, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.0 billion as of March 31, 2019.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2019, we had no interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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
From time to time, we are directly and indirectly involved in legal proceedings arising in the ordinary course of our business, including claims by lenders under non-recourse carve-out guarantees. We believe, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations, except for the following:
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Bank, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court).  On October 25, 2018, Cummins Inc., the tenant in our Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P., our property owner subsidiary, and Wells Fargo Bank, N.A., the trustee for the noteholders with a security interest in the office building.  Under the subject lease, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods. Despite failing to timely exercise a purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. has asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. does not dispute that it failed to comply with the requirements of the purchase option, but alleges that it is entitled to relief under several equitable theories. We filed a motion to dismiss the complaint on January 8, 2019. A hearing on the motion to dismiss is scheduled for May 16, 2019. We believe that Indiana law supports our right to retain ownership of the building, and we intend to vigorously defend this claim.

ITEM 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in the Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended March 31, 2019 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2019	441,581	$8.13	441,581	10,306,255
February 1 - 28, 2019	—	—	—	10,306,255
March 1 - 31, 2019	—	—	—	10,306,255
First quarter 2019	441,581	$8.13	441,581	10,306,255

(1)	Share repurchase authorization most recently announced November 2, 2018, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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
Amended and Restated Equity Distribution Agreement, dated as of March 14, 2019, between the Company and Jefferies LLC. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 14, 2019 (the “03/14/19 8-K”)) (1)

10.2	—	Amended and Restated Equity Distribution Agreement, dated as of March 14, 2019, between the Company and KeyBanc Capital Markets Inc. (filed as Exhibit 1.2 to the 03/14/19 8-K) (1)
10.3	—
Credit Agreement, dated as of February 6, 2019, among the Company, as borrower, each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5 therein, and KeyBank, as agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 11, 2019) (1)

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

(5)
The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	May 8, 2019	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	May 8, 2019	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)