Form 10-Q
period 2019-06-30
LEXINGTON REALTY TRUST
filed 2019-08-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019.
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
(212) 692-7200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest, par value $0.0001 per share, classified as Common Stock	LXP	New York Stock Exchange
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share	LXPPRC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 234,727,257 common shares of beneficial interest, par value $0.0001 per share, as of August 5, 2019.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate, at cost	$3,112,620	$3,090,134
Real estate - intangible assets	405,656	419,612
	3,518,276	3,509,746
Less: accumulated depreciation and amortization	963,432	954,087
Real estate, net	2,554,844	2,555,659
Assets held for sale	181,152	63,868
Operating right-of-use assets, net	39,981	—
Cash and cash equivalents	43,789	168,750
Restricted cash	17,167	8,497
Investments in non-consolidated entities	59,866	66,183
Deferred expenses, net	20,859	15,937
Rent receivable – current	2,025	3,475
Rent receivable – deferred	63,439	58,692
Other assets	13,794	12,779
Total assets	$2,996,916	$2,953,840

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$432,354	$570,420
Revolving credit facility borrowings	55,000	—
Term loan payable, net	298,954	298,733
Senior notes payable, net	496,452	496,034
Trust preferred securities, net	127,346	127,296
Dividends payable	29,069	48,774
Liabilities held for sale	111,755	386
Operating lease liabilities	41,077	—
Accounts payable and other liabilities	23,816	30,790
Accrued interest payable	6,135	4,523
Deferred revenue - including below market leases, net	19,021	20,531
Prepaid rent	11,763	9,675
Total liabilities	1,652,742	1,607,162

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 234,870,168 and 235,008,554 shares issued and outstanding in 2019 and 2018, respectively	23	24
Additional paid-in-capital	2,771,213	2,772,855
Accumulated distributions in excess of net income	(1,536,752)	(1,537,100)
Accumulated other comprehensive income	—	76
Total shareholders’ equity	1,328,500	1,329,871
Noncontrolling interests	15,674	16,807
Total equity	1,344,174	1,346,678
Total liabilities and equity	$2,996,916	$2,953,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross revenues:
Rental revenue	$78,758	$105,493	$158,733	$208,130
Other revenue	1,377	180	2,650	364
Total gross revenues	80,135	105,673	161,383	208,494
Expense applicable to revenues:
Depreciation and amortization	(36,811)	(45,440)	(74,406)	(91,977)
Property operating	(9,788)	(10,906)	(20,355)	(22,383)
General and administrative	(7,334)	(7,421)	(15,861)	(16,417)
Non-operating income	914	174	1,395	536
Interest and amortization expense	(17,026)	(21,734)	(34,234)	(42,065)
Debt satisfaction charges, net	—	—	(103)	—
Impairment charges	(1,094)	(35,269)	(1,682)	(88,318)
Gains on sales of properties	15,244	14,432	36,201	37,206
Income (loss) before provision for income taxes and equity in earnings (losses) of non-consolidated entities	24,240	(491)	52,338	(14,924)
Provision for income taxes	(430)	(379)	(867)	(882)
Equity in earnings (losses) of non-consolidated entities	(41)	75	578	188
Net income (loss)	23,769	(795)	52,049	(15,618)
Less net income attributable to noncontrolling interests	(436)	(899)	(689)	(391)
Net income (loss) attributable to Lexington Realty Trust shareholders	23,333	(1,694)	51,360	(16,009)
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(3,145)	(3,145)
Allocation to participating securities	(39)	(60)	(85)	(130)
Net income (loss) attributable to common shareholders	$21,721	$(3,327)	$48,130	$(19,284)

Net income (loss) attributable to common shareholders - per common share basic	$0.09	$(0.01)	$0.21	$(0.08)
Weighted-average common shares outstanding – basic	232,635,137	237,312,726	232,587,083	237,690,306

Net income (loss) attributable to common shareholders - per common share diluted	$0.09	$(0.01)	$0.20	$(0.08)
Weighted-average common shares outstanding – diluted	236,299,878	237,312,726	236,221,330	237,690,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$23,769	$(795)	$52,049	$(15,618)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	—	(213)	(76)	33
Other comprehensive income (loss)	—	(213)	(76)	33
Comprehensive income (loss)	23,769	(1,008)	51,973	(15,585)
Comprehensive (income) attributable to noncontrolling interests	(436)	(899)	(689)	(391)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$23,333	$(1,907)	$51,284	$(15,976)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended June 30, 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Noncontrolling Interests
Balance March 31, 2019	$1,345,334	$94,016	$23	$2,769,822	$(1,534,539)	$16,012
Redemption of noncontrolling OP units for common shares	—	—	—	5	—	(5)
Issuance of common shares and deferred compensation amortization, net	1,386	—	—	1,386	—	—
Dividends/distributions	(26,315)	—	—	—	(25,546)	(769)
Net income	23,769	—	—	—	23,333	436
Balance June 30, 2019	$1,344,174	$94,016	$23	$2,771,213	$(1,536,752)	$15,674

Three Months Ended June 30, 2018		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance March 31, 2018	$1,274,384	$94,016	$24	$2,811,213	$(1,647,804)	$1,311	$15,624
Redemption of noncontrolling OP units for common shares	—	—	—	63	—	—	(63)
Issuance of common shares and deferred compensation amortization, net	1,731	—	—	1,731	—	—	—
Repurchase of common shares	(1,026)	—	—	(1,026)	—	—	—
Dividends/distributions	(44,785)	—	—	—	(43,667)	—	(1,118)
Net income (loss)	(795)	—	—	—	(1,694)	—	899
Other comprehensive loss	(213)	—	—	—	—	(213)	—
Balance June 30, 2018	$1,229,296	$94,016	$24	$2,811,981	$(1,693,165)	$1,098	$15,342

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Six Months Ended June 30, 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance December 31, 2018	$1,346,678	$94,016	$24	$2,772,855	$(1,537,100)	$76	$16,807
Redemption of noncontrolling OP units for common shares	—	—	—	161	—	—	(161)
Issuance of common shares and deferred compensation amortization, net	3,096	—	—	3,096	—	—	—
Repurchase of common shares	(958)	—	—	(958)	—	—	—
Repurchase of common shares to settle tax obligations	(3,942)	—	(1)	(3,941)	—	—	—
Forfeiture of employee common shares	5	—	—	—	5	—	—
Dividends/distributions	(52,678)	—	—	—	(51,017)	—	(1,661)
Net income	52,049	—	—	—	51,360	—	689
Other comprehensive loss	(76)	—	—	—	—	(76)	—
Balance June 30, 2019	$1,344,174	$94,016	$23	$2,771,213	$(1,536,752)	$—	$15,674

Six Months Ended June 30, 2018		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance December 31, 2017	$1,340,835	$94,016	$24	$2,818,520	$(1,589,724)	$1,065	$16,934
Redemption of noncontrolling OP units for common shares	—	—	—	63	—	—	(63)
Issuance of common shares and deferred compensation amortization, net	3,391	—	—	3,391	—	—	—
Repurchase of common shares	(7,362)	—	—	(7,362)	—	—	—
Repurchase of common shares to settle tax obligations	(2,544)	—	—	(2,544)	—	—	—
Forfeiture of employee common shares	(78)	—	—	(87)	9	—	—
Dividends/distributions	(89,361)	—	—	—	(87,441)	—	(1,920)
Net income (loss)	(15,618)	—	—	—	(16,009)	—	391
Other comprehensive income	33	—	—	—	—	33	—
Balance June 30, 2018	$1,229,296	$94,016	$24	$2,811,981	$(1,693,165)	$1,098	$15,342

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities:	$88,557	$110,881
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(259,867)	(136,776)
Capital expenditures	(8,636)	(10,566)
Net proceeds from sale of properties	119,406	127,035
Investments in non-consolidated entities	(1,120)	(187)
Distributions from non-consolidated entities in excess of accumulated earnings	6,943	389
Increase in deferred leasing costs	(4,673)	(1,801)
Change in real estate deposits, net	766	(111)
Net cash used in investing activities	(147,181)	(22,017)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(70,722)	(88,471)
Principal amortization payments	(13,410)	(14,369)
Principal payments on debt, excluding normal amortization	(15,462)	—
Revolving credit facility borrowings	55,000	135,000
Revolving credit facility payments	—	(100,000)
Deferred financing costs	(3,678)	(493)
Payment of early extinguishment of debt charges	(1)	—
Proceeds from mortgages and notes payable	—	26,350
Cash distributions to noncontrolling interests	(1,661)	(1,920)
Repurchases to settle tax obligations	(4,135)	(2,818)
Repurchase of common shares	(3,598)	(7,362)
Net cash used in financing activities	(57,667)	(54,083)
Change in cash, cash equivalents and restricted cash	(116,291)	34,781
Cash, cash equivalents and restricted cash, at beginning of period	177,247	112,156
Cash, cash equivalents and restricted cash, at end of period	$60,956	$146,937

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$168,750	$107,762
Restricted cash at beginning of period	8,497	4,394
Cash, cash equivalents and restricted cash at beginning of period	$177,247	$112,156

Cash and cash equivalents at end of period	$43,789	$75,373
Restricted cash at end of period	17,167	71,564
Cash, cash equivalents and restricted cash at end of period	$60,956	$146,937
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
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
As of June 30, 2019, the Company had ownership interests in approximately 140 consolidated real estate properties, located in 33 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries, which are single-purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unitholder of the general partner and the sole unitholder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, and (4) investments in joint ventures. References to “OP units” refer to units of limited partner interests in LCIF. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest. Each property owner subsidiary is a separate and distinct legal entity that maintains separate books and records. The assets and credit of each property owner subsidiary with a property subject to a mortgage loan are not available to creditors to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interests therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2019 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2019 (“Annual Report”).
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
June 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of June 30, 2019 and December 31, 2018, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Real estate, net	$474,667	$509,916
Total assets	$671,826	$607,963
Mortgages and notes payable, net	$83,117	$192,791
Total liabilities	$205,201	$203,322

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
June 30, 2019 and 2018
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

•
to account for lease and non-lease components as a single component if the (i) timing and patterns of transfer are the same for the lease and non-lease component and (ii) related lease component and the combined single lease component would be classified as an operating lease;

•
to exclude from the consideration in the contract and variable lease payments not included in the consideration in the contract all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from the lessee. Taxes assessed on the Company’s total gross receipts are excluded from this accounting policy election;

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
June 30, 2019 and 2018
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
BASIC
Net income (loss) attributable to common shareholders	$21,721	$(3,327)	$48,130	$(19,284)
Weighted-average number of common shares outstanding - basic	232,635,137	237,312,726	232,587,083	237,690,306

Net income (loss) attributable to common shareholders - per common share basic	$0.09	$(0.01)	$0.21	$(0.08)

DILUTED
Net income (loss) attributable to common shareholders - basic	$21,721	$(3,327)	$48,130	$(19,284)
Impact of assumed conversions	165	—	166	—
Net income (loss) attributable to common shareholders	$21,886	$(3,327)	$48,296	$(19,284)

Weighted-average common shares outstanding - basic	232,635,137	237,312,726	232,587,083	237,690,306
Effect of dilutive securities:
Unvested share-based payment awards and options	129,810	—	91,637	—
OP Units	3,534,931	—	3,542,610	—
Weighted-average common shares outstanding - diluted	236,299,878	237,312,726	236,221,330	237,690,306

Net income (loss) attributable to common shareholders - per common share diluted	$0.09	$(0.01)	$0.20	$(0.08)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate
The Company completed the following acquisition transactions during the six months ended June 30, 2019:

Property Type	Market	Acquisition Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Industrial	Indianapolis, IN	January 2019	$20,809	07/2025	$1,954	$16,820	$2,035
Industrial	Atlanta, GA	February 2019	37,182	10/2023	3,253	30,951	2,978
Industrial	Dallas, TX	April 2019	28,201	08/2023	2,420	23,330	2,451
Industrial	Spartanburg, SC	April 2019	33,253	01/2024	1,615	27,829	3,809
Industrial	Memphis, TN	May 2019	49,395	04/2024	2,646	40,452	6,297
Industrial	Memphis, TN	May 2019	18,316	05/2023	851	15,465	2,000
Industrial	Atlanta, GA	June 2019	45,441	05/2020	3,251	40,023	2,167
Industrial	Atlanta, GA	June 2019	27,353	05/2024	2,536	22,825	1,992
			$259,950		$18,526	$217,695	$23,729

In addition, during the six months ended June 30, 2019, the Company entered into an agreement to purchase upon completion the expansion of the Richland, Washington industrial property for $67,000.

(4)	Dispositions and Impairment
During the six months ended June 30, 2019 and 2018, the Company disposed of its interests in various properties for an aggregate gross disposition price of $120,328 and $128,324, respectively, and recognized aggregate gains on sales of properties of $36,201 and $37,206, respectively.
As of June 30, 2019, the Company had seven properties classified as held for sale. As of December 31, 2018, the Company had two properties classified as held for sale. The properties were classified as held for sale because the properties were either under contract for sale and/or a sale of the property to a third party within the next 12 months was deemed probable.
Assets and liabilities of held for sale properties as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Assets:
Real estate, at cost	$204,289	$63,639
Real estate, intangible assets	34,545	14,498
Accumulated depreciation and amortization	(61,977)	(16,873)
Rent receivable - deferred	2,788	2,439
Other	1,507	165
	$181,152	$63,868

Liabilities:
Mortgage notes payable, net	$109,527	$—
Accounts payable and other liabilities	1,205	42
Prepaid rent	1,023	344
	$111,755	$386

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the six months ended June 30, 2019 and 2018, the Company recognized aggregate impairment charges on real estate properties of $1,682 and $88,318, respectively. Included in the impairment charges recognized during the six months ended June 30, 2019 are impairment charges of $1,433 and $249 recognized on unencumbered and vacant retail properties in Watertown, New York and Albany, Georgia, respectively, which were held for sale at June 30, 2019. Included in the impairment charges recognized during the six months ended June 30, 2018, are impairment charges of $17,906 recognized on a vacant encumbered office property in Overland Park, Kansas, whose mortgage is currently in default, $5,591 recognized on an office property in Kansas City, Missouri, and $25,585 recognized on an unencumbered office property in Memphis, Tennessee, which was sold in December 2018.

(5)	Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Balance	Fair Value Measurements Using
Description		June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired properties held for sale	(1)	$2,700	$—	$1,500	$1,200

		Balance	Fair Value Measurements Using
Description		December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	(2)	$76	$—	$76	$—
Impaired real estate assets	(3)	$35,036	$—	$—	$35,036

(1)
Represents a non-recurring fair value measurement. Fair value as of the date of the impairment was determined by the signed purchase agreement for the property located in Albany, GA and an internal valuation of fair value prepared for the property located in Watertown, NY.

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
June 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2019 and December 31, 2018, excluding held for sale assets.

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,410,106	$1,362,438	$1,492,483	$1,409,773

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

(6)	Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		June 30, 2019	June 30, 2019	December 31, 2018
NNN Office JV (“NNN JV”)	(1)	20%	$48,520	$53,144
Etna Park 70 LLC	(2)	90%	5,849	4,774
Other	(3)	25%	5,497	8,265
			$59,866	$66,183

(1)
During 2018, the Company disposed of 21 office assets to NNN JV for an aggregate gross disposition price of $725,800 and acquired a 20% interest in NNN JV. Two of the 21 properties, with a combined estimated fair value of $45,653, were contributed to NNN JV along with cash of $8,053. The Company recognized a gain of $14,645 in connection with the contribution of the two office assets to NNN JV, and in addition, NNN JV assumed an aggregate of $103,400 of non-recourse mortgage debt in the transaction. NNN JV obtained an aggregate of $362,800 of non-recourse mortgage financing which bears interest at LIBOR plus 200 basis points and has an initial term of three years but can be extended for two additional terms of one-year each. There is a rate increase of 15 basis points upon each extension. NNN JV entered into interest rate agreements which cap the LIBOR component of the $362,800 mortgage financing at 4.0% for two years. As of June 30, 2019, NNN JV had total assets of $698,770 and total liabilities of $456,554. The properties are encumbered by an aggregate of $436,200 of non-recourse mortgage debt as of June 30, 2019.

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

(3)	As of June 30, 2019, represents one joint venture investment, which owns a single-tenant, net-leased asset.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In February 2019, a non-consolidated real estate entity, in which the Company owned a 15% ownership interest, sold its only asset and the Company received $2,317 of proceeds. The Company recognized a gain on the transaction of $803, which is included in "Equity in earnings (losses) of non-consolidated entities" in its unaudited condensed consolidated statement of operations.
In May 2019, NNN JV sold one asset. The Company recognized a gain on the transaction of $270, which is included in "Equity in earnings (losses) of non-consolidated entities" in its unaudited condensed consolidated statement of operations.

(7)	Debt
The Company had the following mortgages and notes payable outstanding as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Mortgages and notes payable	$436,642	$575,514
Unamortized debt issuance costs	(4,288)	(5,094)
	$432,354	$570,420

Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 6.5% at June 30, 2019 and December 31, 2018 and all mortgages and notes payables mature between 2019 and 2036 as of June 30, 2019. The weighted-average interest rate was 4.6% and 4.5% at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, the Richland, Washington property, which was held for sale, was encumbered by a $110,000 mortgage that bears interest at 4.0% and is not included in the June 30, 2019 table above.
As of June 30, 2019, the Company had two non-recourse mortgage loans that were in default with an outstanding aggregate principal balance of $38,942. Each mortgage loan is secured by an office property (Overland Park, Kansas and Charleston, South Carolina), which was vacant or mostly vacant at June 30, 2019.
The Company had the following senior notes outstanding as of June 30, 2019 and December 31, 2018:

Issue Date	June 30, 2019	December 31, 2018	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized debt discount	(1,099)	(1,235)
Unamortized debt issuance cost	(2,449)	(2,731)
	$496,452	$496,034

Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company has an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of June 30, 2019, is as follows:

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

At June 30, 2019, the revolving credit facility had $55,000 in borrowings outstanding and availability of $545,000, subject to covenant compliance.

(2)	The aggregate unamortized debt issuance costs for the term loan was $1,046 and $1,267 as of June 30, 2019 and December 31, 2018, respectively.
The Company was compliant with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2019.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at June 30, 2019 was 4.283%. As of June 30, 2019 and December 31, 2018, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,774 and $1,824, respectively, of unamortized debt issuance costs.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2019 and 2018.
As of June 30, 2019, the Company does not have any interest rate swap agreements related to its outstanding variable rate debt. The LIBOR swap rate on $255,000 of LIBOR-indexed variable-rate unsecured term loans expired in January 2019. Accordingly, the fair value of the swap was reclassified from other comprehensive income and as of June 30, 2019, the Company had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
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

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018.

Derivatives in Cash Flow	Amount of Income Recognized in OCI on Derivatives (Effective Portion) June 30,		Amount of Income Reclassified from Accumulated OCI into Income (Effective Portion)(1) June 30,
Hedging Relationships	2019	2018	2019	2018
Interest Rate Swaps	$1	$606	$(77)	$(573)

(1)	Amounts reclassified from accumulated other comprehensive income to interest expense within the unaudited condensed consolidated statement of operations.

(9)	Lease Accounting
The following is a summary of the Company's accounting for leases as of and during the six-month period ended June 30, 2019:
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
June 30, 2019 and 2018
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
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectable, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease payments were considered not probable. During the six months ended June 30, 2019, rental revenue was reduced by $307 for accounts receivable deemed uncollectable primarily related to the tenant in Thompson, GA filing for bankruptcy.
The Company determined that the lease and non-lease components in its leases are a single lease component and is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service that is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of June 30, 2019, the Company incurred $161 of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the six months ended June 30, 2019:

Classification	Fixed	Variable(1)	Total
Rental revenue	$145,412	$13,321	$158,733

(1)	Primarily comprised of tenant reimbursements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of June 30, 2019 are as follows:

2019 - remainder	$141,556
2020	274,827
2021	259,348
2022	243,809
2023	239,912
2024	210,944
Thereafter	1,534,665
Total	$2,905,061
Minimum future lease payments under the non-cancellable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter in accordance with ASC Topic 840 as of December 31, 2018 were as follows:

Year ending December 31,	Total
2019	$270,557
2020	253,660
2021	233,192
2022	212,893
2023	211,387
Thereafter	1,619,848
$2,801,537

Lessee
The Company has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of June 30, 2019. The leases have remaining lease terms of up to 44 years, some of which include options to extend the leases in 5 to 10-year increments for up to 54 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
The accounting guidance under Topic 842 requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or termination provisions and determining the discount rate.
The Company determines whether an arrangement is or includes a lease at contract inception by evaluating whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If the Company has the right to obtain substantially all of the economic benefits from and can direct the use of, the identified asset for a period of time, the Company accounts for the contract as a lease.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
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
Supplemental information related to operating leases is as follows:

Weighted-average remaining lease term
Operating leases (years)	12.6
Weighted-average discount rate
Operating leases	4.1%

The components of lease expense for the six months ended June 30, 2019 are as follows:

Income Statement Classification	Fixed	Variable	Total
Property operating	$1,992	$—	$1,992
General and administrative	671	57	728
Total	$2,663	$57	$2,720

The Company recognized sublease income of $1,882 for the six months ended June 30, 2019.
The following table shows the Company's maturity analysis of its operating lease liabilities as of June 30, 2019:

Operating Leases
2019 - remainder	$2,448
2020	5,239
2021	5,062
2022	5,137
2023	5,280
2024	5,301
Thereafter	25,622
Total lease payments	$54,089
Less: Imputed interest	(13,012)
Present value of lease liabilities	$41,077

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
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
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2019 and 2018, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the six months ended June 30, 2019, the Company updated its At-The-Market offering program under which the Company may currently issue up to $100,000 in common shares over the term of the program. The Company did not issue common shares under its At-The-Market offering program during the six months ended June 30, 2019 and 2018.
In addition, during the six months ended June 30, 2019 and 2018, the Company issued 41,186 and 46,561, respectively, fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $345 and $431, respectively.
In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and, in 2018, increased this authorization by 10,000,000 common shares. This share repurchase program has no expiration date. During the six months ended June 30, 2019 and 2018, the Company repurchased and retired 441,581 and 925,775 common shares, respectively, at an average price of $8.13 and $7.93, respectively, per common share under the share repurchase program. The Company records a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of June 30, 2019.
A summary of the changes in accumulated other comprehensive income related to the Company's cash flow hedges is as follows:

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$76	$1,065
Other comprehensive income before reclassifications	1	606
Amounts of income reclassified from accumulated other comprehensive income to interest expense	(77)	(573)
Balance at end of period	$—	$1,098

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018
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
As of June 30, 2019, there were approximately 3,138,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	Six Months Ended June 30,
	2019	2018
Net income (loss) attributable to Lexington Realty Trust shareholders	$51,360	$(16,009)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	161	63
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$51,521	$(15,946)

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
In addition, during 2017, the Company obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of the Company's former Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina. In January 2018, the Company obtained an additional $500 of financing proceeds. The Company reimbursed the former Chairman's affiliate approximately $105 for its expenses and paid a $128 structuring fee to the former Chairman's affiliate. The property was subsequently contributed to, and the financing was assumed by, NNN JV. See note 6.
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
June 30, 2019 and 2018
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
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Trust Company, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court). On October 25, 2018, Cummins Inc., the tenant in the Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P. (“Lex Columbus”), the Company's property owner subsidiary, and Wells Fargo Trust Company, N.A., the trustee for the noteholders with a security interest in the office building. Under the subject lease, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods. Despite failing to timely provide notice of intent to exercise a purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. has asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. does not dispute that it failed to comply with the requirements of the purchase option, but alleges that it is entitled to relief under several equitable theories. Lex Columbus filed a motion to dismiss the complaint on January 8, 2019, which was denied on May 24, 2019.  Lex Columbus filed a Motion to Certify for Interlocutory Appeal the order denying  Lex Columbus's Motion to Dismiss, which was granted on June 17, 2019 together with a stay order until the completion of any subsequent appellate proceedings. On June 24, 2019, Cummins  Inc. filed a motion to reconsider the Court's June 17, 2019 orders, which the Court granted the same day, thereby vacating its June 17, 2019 orders. Lex Columbus filed a motion for the Court to reconsider its June 24, 2019 order on June 27, 2019. Following a hearing on July 26, 2019, the Court denied Lex Columbus's motion to reconsider and granted a motion by Cummins Inc. to deposit future rent due under the lease into a Court administered account. Cummins Inc. filed a motion to authorize depositing of the purchase price under the unexercised option to purchase into a special court administered account on July 31, 2019. Lex Columbus intends to file an answer, affirmative and other defenses and a counterclaim for damages and declaratory relief and jury demand on August 7, 2019. Discovery is ongoing. The Company believes that Indiana law supports Lex Columbus's right to enforce strict compliance with the terms of the option to purchase under the lease and retain ownership of the building and the Company intends to vigorously defend this claim.

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the six months ended June 30, 2019 and 2018, the Company paid $30,676 and $39,046, respectively, for interest and $1,330 and $1,219, respectively, for income taxes.
Upon adoption of Topic 842, the Company recognized initial operating lease right-of-use assets of $41,755 and initial operating lease liabilities of $43,004.

(15)	Subsequent Events
Subsequent to June 30, 2019, the Company:

•	satisfied an aggregate of $21,408 non-recourse mortgage loans; and

•	extended the maturity of the $300,000 term loan to January 2025 and swapped the LIBOR portion of the interest rate to obtain a current fixed rate of 2.732% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019. The results of operations contained herein for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust for the three and six months ended June 30, 2019 and 2018, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on March 13, 2019, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
As of June 30, 2019, we had ownership interests in approximately 140 consolidated real estate properties, located in 33 states and containing an aggregate of approximately 48.9 million square feet of space, approximately 97.7% of which was leased. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased industrial investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during 2019, we continue to strive to be an active seller of non-core assets such as office properties, retail properties and vacant properties. In addition, we continue our efforts to increase the percentage of industrial assets in our portfolio, including through limited speculative development. Our acquisitions of eight industrial assets during the six months ended June 30, 2019, have resulted in our percentage of gross book value from industrial assets, excluding held for sale assets, to increase to 73.9% as of June 30, 2019.

The investment market for industrial assets, specifically warehouse and distribution assets, remains competitive. Many prospective tenants are interested in facilities that are partially built and can be completed to the tenant's specifications because of the need to be operational in a short amount of time. As a result, the traditional build-to-suit arrangement is not as attractive to tenants with more immediate space needs. We believe that limited speculative development, through joint ventures, will allow us to be competitive in the investment market.
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend their lease terms.
During the second quarter of 2019, we entered into new leases and lease extensions encompassing approximately1.1 million square feet. The average fixed rent on these extended leases was $6.26 per square foot compared to the average fixed rent on these leases before extension of $6.50 per square foot. The weighted-average cost of tenant improvements and lease commissions was $3.81 per square foot for new leases and $0.57 per square foot for extended leases.
Second Quarter 2019 Transaction Summary.
The following summarizes our significant transactions during the three months ended June 30, 2019.
Investments/Capital Recycling:

•	Acquired six properties for an aggregate cost of $202.0 million.

•	Disposed of our interests in five consolidated properties for an aggregate gross disposition price of $41.0 million.
Debt:

•	Satisfied $15.2 million of non-recourse debt.
Acquisition/Disposition Activity

During the six months ended June 30, 2019, we completed the following industrial acquisition transactions, inclusive of the acquisitions above:

Market	Square Feet	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (years)
Indianapolis, IN	380,000	$20.8	January 2019	7
Atlanta, GA	676,000	37.2	February 2019	5
Dallas, TX	510,000	28.2	April 2019	4
Spartanburg, SC	408,000	33.3	April 2019	5
Memphis, TN	928,000	49.4	May 2019	5
Memphis, TN	270,000	18.3	May 2019	4
Atlanta, GA	605,000	45.4	June 2019	1
Atlanta, GA	370,000	27.4	June 2019	5
	4,147,000	$260.0

During the six months ended June 30, 2019, we disposed of six properties, inclusive of the dispositions above, for an aggregate gross disposition price of $120.3 million, generating net proceeds of $119.4 million.

Critical Accounting Policies
Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Certain of our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842); see notes 1 and 9 in the accompanying Notes to the Condensed Consolidated Financial Statements.
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
At June 30, 2019, we had $61.2 million and $32.0 million of property-specific mortgage balloon debt due in 2019 and 2020, respectively. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($43.8 million at June 30, 2019), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($545.0 million at June 30, 2019), which expires in 2023, but can be extended by us to 2024, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.
Cash flows from operations were $88.6 million for the six months ended June 30, 2019 as compared to $110.9 million for the six months ended June 30, 2018. The decrease was primarily related to the impact of property sales and vacancies partially offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $147.2 million and $22.0 million during the six months ended June 30, 2019 and 2018, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities. Cash used in investing activities related primarily to acquisitions of real estate, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net.
Net cash used in financing activities totaled $57.7 million and $54.1 million during the six months ended June 30, 2019 and 2018, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, repayment of debt obligations and repurchases of common shares. Cash provided by financing activities related primarily to revolving credit facility borrowings and proceeds from mortgages and notes payable.
Dividends. Dividends paid to our common and preferred shareholders were $70.7 million and $88.5 million in the six months ended June 30, 2019 and 2018, respectively.
UPREIT Structure. As of June 30, 2019, 3.1 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $33.3 million based on our closing price of $9.41 per common share as of June 30, 2019 and a redemption factor of approximately 1.13 common shares per OP unit.

Financings. The following senior notes were outstanding as of June 30, 2019:

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
We have an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of June 30, 2019, is as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(1)	January 2021	LIBOR + 1.00%

(1)
In February 2019, we replaced our revolving credit facility and the 2021 term loan with a new revolving credit facility and the continuation of the 2021 term loan (the “2019 Credit Agreement”). The 2019 Credit Agreement, among other things,: (i) increased the total commitment of the revolving credit facility from $505.0 million under the previous credit facility to $600.0 million under the 2019 Credit Agreement; (ii) extended the maturity date of the revolving credit facility from August 2019 to February 2023 and allowed for the extension to February 2024 at our option; and (iii) reduced the applicable margin rates on both the revolving credit facility and term loan due in 2021. At June 30, 2019, the revolving credit facility had $55.0 million of borrowings outstanding and availability of $545.0 million, subject to covenant compliance.

As of June 30, 2019, we were compliant with all applicable financial covenants contained in our corporate level debt agreements.

Results of Operations
Three months ended June 30, 2019 compared with three months ended June 30, 2018. The increase in net income attributable to common shareholders of $25.0 million was primarily due to the items discussed below.
The decrease in total gross revenues of $25.5 million was primarily attributable to a decrease in rental revenue of $26.7 million, offset by an increase in other revenue of $1.2 million. The decrease in rental revenue primarily related to property sales of $27.2 million, $3.5 million related to changes in occupancy and a decrease of $3.5 million related to the acceleration of below-market lease intangible accretion on three retail assets in 2018. These decreases were partially offset by an increase of $6.6 million related to the acquisition of properties. The increase in other revenue was primarily due to an increase in fee income related to fees earned from NNN JV, which was formed in August 2018.
The decrease in depreciation and amortization expense of $8.6 million was primarily due to sales of properties and assets being classified as held for sale, partially offset by acquisitions of certain properties.
The decrease in property operating expense of $1.1 million was primarily due to sales of properties with operating costs, partially offset by property acquisitions with operating expense responsibilities and changes in occupancy at certain properties.
The increase in non-operating income of $0.7 million was primarily related to funds received to settle a tenant's deferred maintenance obligation.
The decrease in interest and amortization expense of $4.7 million related primarily to a decrease in the amount of our debt outstanding.
The decrease in impairment charges of $34.2 million related to the timing of impairment charges recognized on certain properties. The impairments were primarily due to potential sales, vacancies and lack of leasing prospects. During the three months ended June 30, 2018, we completed an extensive impairment analysis of our non-industrial assets due to our contemplating a potentially shorter holding period for these assets, which resulted in an increase in impairment charges in 2018.
The increase in gains on sales of properties of $0.8 million related to the timing of property dispositions.
The decrease in net income attributable to noncontrolling interests of $0.5 million is primarily a result of a decrease in earnings of LCIF.

Six months ended June 30, 2019 compared with six months ended June 30, 2018. The increase in net income attributable to common shareholders of $67.4 million was primarily due to the items discussed below.
The decrease in total gross revenues of $47.1 million was primarily attributable to a decrease in rental revenue of $49.4 million, offset by an increase in other revenue of $2.3 million. The decrease in rental revenue primarily related to property sales of $56.1 million, $5.7 million related to changes in occupancy and a decrease of $3.5 million related to the acceleration of below-market lease intangible accretion on three retail assets in 2018. These decreases were partially offset by an increase of $13.6 million related to the acquisition of properties. The increase in other revenue was primarily due to an increase in fee income related to fees earned from NNN JV, which was formed in August 2018.
The decrease in depreciation and amortization expense of $17.6 million was primarily due to sales of properties and assets being classified as held for sale, partially offset by acquisitions of certain properties.
The decrease in property operating expense of $2.0 million was primarily due to sales of properties with operating costs, partially offset by property acquisitions with operating expense responsibilities and changes in occupancy at certain properties.
General and administrative expenses decreased by $0.6 million primarily due to a decrease in payroll expenses.
The increase in non-operating income of $0.9 million was primarily related to funds received in a bankruptcy claim and funds received to settle a tenant's deferred maintenance obligation.
The decrease in interest and amortization expense of $7.8 million related primarily to a decrease in the amount of our debt outstanding.
The decrease in impairment charges of $86.6 million related to the timing of impairment charges recognized on certain properties. The impairments were primarily due to potential sales, vacancies and lack of leasing prospects. During the six months ended June 30, 2018, we completed an extensive impairment analysis of our non-industrial assets due to our contemplating a potentially shorter holding period for these assets, which resulted in an increase in impairment charges in 2018.
The decrease in gains on sales of properties of $1.0 million related to the timing of property dispositions.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods, excluding properties encumbered by mortgage loans in default and the revenue associated with the expansion of properties, as applicable. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the six months ended June 30, 2019 and 2018 ($000's):

	Six Months Ended June 30,
	2019	2018
Total cash base rent	$125,849	$127,343
Tenant reimbursements	11,553	9,013
Property operating expenses	(17,452)	(14,064)
Same-store NOI	$119,950	$122,292
Our reported same-store NOI decreased from the first six months of 2018 to the first six months of 2019 by 1.9%. The decrease in same-store NOI between periods primarily related to a decrease in cash base rent and tenant reimbursements, which was primarily attributable to property vacancies and renewals or retenanting of office properties at lower rental rates in order to obtain long-term leases.

Below is a reconciliation of net income (loss) to same-store NOI for periods presented ($000's):

	Six Months Ended June 30,
	2019	2018
Net income (loss)	$52,049	$(15,618)

Interest and amortization expense	34,234	42,065
Provision for income taxes	867	882
Depreciation and amortization	74,406	91,977
General and administrative	15,861	16,417
Pursuit/transaction costs	—	353
Non-operating and fee income	(3,247)	(900)
Gains on sales of properties	(36,201)	(37,206)
Impairment charges	1,682	88,318
Debt satisfaction charges, net	103	—
Equity in (earnings) of non-consolidated entities	(578)	(188)
Lease termination income	(1,378)	(617)
Straight-line adjustments	(6,685)	(10,879)
Lease incentives	580	1,055
Amortization of above/below market leases	(32)	(3,248)
NOI	131,661	172,411

Less NOI:
Acquisitions and dispositions	(12,039)	(47,229)
Properties in default	328	(2,890)
Same-Store NOI	$119,950	$122,292
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

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and six months ended June 30, 2019 and 2018 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$21,721	$(3,327)	$48,130	$(19,284)
Adjustments:
Depreciation and amortization	36,065	44,225	72,932	89,379
Impairment charges - real estate	1,094	35,269	1,682	88,318
Noncontrolling interests - OP units	165	649	166	(80)
Amortization of leasing commissions	746	1,215	1,474	2,598
Joint venture and noncontrolling interest adjustment	2,400	258	4,933	516
Gains on sales of properties, including non-consolidated entities	(15,513)	(14,432)	(37,118)	(37,206)
FFO available to common shareholders and unitholders - basic	46,678	63,857	92,199	124,241
Preferred dividends	1,573	1,573	3,145	3,145
Amount allocated to participating securities	39	60	85	130
FFO available to all equityholders and unitholders - diluted	48,290	65,490	95,429	127,516
Debt satisfaction charges, net	—	—	103	—
Other(1)	—	(3,120)	—	(3,120)
Adjusted Company FFO available to all equityholders and unitholders - diluted	$48,290	$62,370	$95,532	$124,396

Per Common Share and Unit Amounts
Basic:
FFO	$0.20	$0.27	$0.39	$0.51

Diluted:
FFO	$0.20	$0.27	$0.40	$0.52
Adjusted Company FFO	$0.20	$0.25	$0.40	$0.50

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	232,635,137	237,312,726	232,587,083	237,690,306
Operating partnership units(2)	3,534,931	3,619,315	3,542,610	3,624,228
Weighted-average common shares outstanding - basic FFO	236,170,068	240,932,041	236,129,693	241,314,534

Diluted:
Weighted-average common shares outstanding - diluted EPS	236,299,878	237,312,726	236,221,330	237,690,306
Operating partnership units(2)	—	3,619,315	—	3,624,228
Unvested share-based payment awards and options	15,927	445,283	16,280	503,461
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	241,026,375	246,087,894	240,948,180	246,528,565
(1)    "Other" primarily consisted of the acceleration of below-market lease intangible accretion in 2018.
(2)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of June 30, 2019, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $484.1 million and $669.1 million at June 30, 2019 and 2018, respectively, which represented 31.6% and 31.4% of our aggregate principal consolidated indebtedness. During the three-month periods ended June 30, 2019 and 2018, our variable-rate indebtedness had a weighted-average interest rate of 3.7% and 3.2%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2019 and 2018 would have increased by $1.1 million and $1.6 million, respectively. During the six-month periods ended June 30, 2019 and 2018, our variable-rate indebtedness had a weighted-average interest rate of 3.8% and 3.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2019 and 2018 would have increased by $2.1 million and $2.9 million, respectively. As of June 30, 2019 and 2018, our aggregate principal consolidated fixed-rate debt was $1.0 billion and $1.5 billion, respectively, which represented 68.4% and 68.6%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of June 30, 2019. We believe the fair value is indicative of the interest rate environment as of June 30, 2019, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.0 billion as of June 30, 2019.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2019, we had no interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Trust Company, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court). On October 25, 2018, Cummins Inc., the tenant in the Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P., which we refer to as Lex Columbus, our property owner subsidiary, and Wells Fargo Trust Company, N.A., the trustee for the noteholders with a security interest in the office building. Under the subject lease, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods. Despite failing to timely provide notice of intent to exercise a purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. has asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. does not dispute that it failed to comply with the requirements of the purchase option, but alleges that it is entitled to relief under several equitable theories. Lex Columbus filed a motion to dismiss the complaint on January 8, 2019, which was denied on May 24, 2019.  Lex Columbus filed a Motion to Certify for Interlocutory Appeal the order denying  Lex Columbus's Motion to Dismiss, which was granted on June 17, 2019 together with a stay order until the completion of any subsequent appellate proceedings. On June 24, 2019, Cummins  Inc. filed a motion to reconsider the Court's June 17, 2019 orders, which the Court granted the same day, thereby vacating its June 17, 2019 orders. Lex Columbus filed a motion for the Court to reconsider its June 24, 2019 order on June 27, 2019. Following a hearing on July 26, 2019, the Court denied Lex Columbus's motion to reconsider and granted a motion by Cummins Inc. to deposit future rent due under the lease into a Court administered account. Cummins Inc. filed a motion to authorize depositing of the purchase price under the unexercised option to purchase into a special court administered account on July 31, 2019. Lex Columbus intends to file an answer, affirmative and other defenses and a counterclaim for damages and declaratory relief and jury demand on August 7, 2019. Discovery is ongoing. We believe that Indiana law supports Lex Columbus’s right to enforce strict compliance with the terms of the option to purchase under the lease and retain ownership of the building and we intend to vigorously defend this claim.

ITEM 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in the Annual Report other than the below.
Our real estate development activities are subject to additional risks.
We have a joint venture with a developer that owns a developable parcel of land. While the joint venture initially only intended to develop pre-leased properties, the joint venture is now pursuing a speculative development strategy. Due to the competition in the industrial real estate market, we believe that speculative development is an essential part of our strategy to transition to an industrial focused REIT. Accordingly, we are pursuing other similar speculative development joint venture arrangements.
Development activities generally require various government and other approvals, which we may not receive. In addition, development activities, including speculative development and redevelopment and renovation of vacant properties, are subject to risks including, but not limited to:

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

•
We may not be able to find tenants to lease the space built on a speculative basis or in a redeveloped or renovated building, which will impact our cash flow and ability to finance or sell such properties;

•	Occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and

•	Favorable financing sources to fund development activities may not be available.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended June 30, 2019 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2019	—	$—	—	10,306,255
May 1 - 31, 2019	—	—	—	10,306,255
June 1 - 30, 2019	—	—	—	10,306,255
Second quarter 2019	—	$—	—	10,306,255

(1)	Share repurchase authorization most recently announced November 2, 2018, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009) (1)
3.5	—	Second Amendment to Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 3, 2017) (1)
3.6	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K filed February 26, 2014)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
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
First Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2019, among the Company, as borrower, KeyBank National Association, as agent, and each of the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 29, 2019) (1)

31.1	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2019 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 7, 2019	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	August 7, 2019	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)