Form 10-Q
period 2019-09-30
LEXINGTON REALTY TRUST
filed 2019-11-06
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 247,873,084 common shares of beneficial interest, par value $0.0001 per share, as of November 4, 2019.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate, at cost	$3,178,870	$3,090,134
Real estate - intangible assets	401,609	419,612
Real estate, gross	3,580,479	3,509,746
Less: accumulated depreciation and amortization	928,886	954,087
Real estate, net	2,651,593	2,555,659
Assets held for sale	58,031	63,868
Operating right-of-use assets, net	39,056	—
Cash and cash equivalents	126,058	168,750
Restricted cash	7,692	8,497
Investments in non-consolidated entities	53,796	66,183
Deferred expenses, net	16,195	15,937
Rent receivable – current	2,336	3,475
Rent receivable – deferred	64,593	58,692
Other assets	15,238	12,779
Total assets	$3,034,588	$2,953,840

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$374,543	$570,420
Term loan payable, net	297,313	298,733
Senior notes payable, net	496,661	496,034
Trust preferred securities, net	127,371	127,296
Dividends payable	30,710	48,774
Liabilities held for sale	5,297	386
Operating lease liabilities	40,275	—
Accounts payable and other liabilities	26,504	30,790
Accrued interest payable	12,300	4,523
Deferred revenue - including below-market leases, net	21,050	20,531
Prepaid rent	11,529	9,675
Total liabilities	1,443,553	1,607,162

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 247,856,209 and 235,008,554 shares issued and outstanding in 2019 and 2018, respectively	25	24
Additional paid-in-capital	2,903,704	2,772,855
Accumulated distributions in excess of net income	(1,420,459)	(1,537,100)
Accumulated other comprehensive income (loss)	(5,549)	76
Total shareholders’ equity	1,571,737	1,329,871
Noncontrolling interests	19,298	16,807
Total equity	1,591,035	1,346,678
Total liabilities and equity	$3,034,588	$2,953,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross revenues:
Rental revenue	$80,325	$99,958	$239,058	$308,088
Other revenue	1,225	337	3,875	701
Total gross revenues	81,550	100,295	242,933	308,789
Expense applicable to revenues:
Depreciation and amortization	(37,211)	(37,716)	(111,617)	(129,693)
Property operating	(10,611)	(10,678)	(30,966)	(33,061)
General and administrative	(7,791)	(7,482)	(23,652)	(23,899)
Non-operating income	532	429	1,927	965
Interest and amortization expense	(16,481)	(21,159)	(50,715)	(63,224)
Debt satisfaction charges, net	(4,424)	(2,228)	(4,527)	(2,228)
Impairment charges	(673)	(2,542)	(2,355)	(90,860)
Gains on sales of properties	140,461	202,371	176,662	239,577
Income before provision for income taxes and equity in earnings of non-consolidated entities	145,352	221,290	197,690	206,366
Provision for income taxes	(241)	(444)	(1,108)	(1,326)
Equity in earnings of non-consolidated entities	2,710	4	3,288	192
Net income	147,821	220,850	199,870	205,232
Less net income attributable to noncontrolling interests	(4,502)	(2,834)	(5,191)	(3,225)
Net income attributable to Lexington Realty Trust shareholders	143,319	218,016	194,679	202,007
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(186)	(253)	(304)	(279)
Net income attributable to common shareholders	$141,560	$216,190	$189,657	$197,010

Net income attributable to common shareholders - per common share basic	$0.60	$0.91	$0.81	$0.83
Weighted-average common shares outstanding – basic	236,285,216	237,354,669	233,833,340	237,577,198

Net income attributable to common shareholders - per common share diluted	$0.59	$0.90	$0.81	$0.83
Weighted-average common shares outstanding – diluted	241,355,289	246,058,298	234,011,643	241,660,588
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$147,821	$220,850	$199,870	$205,232
Other comprehensive income (loss):
Change in unrealized loss on interest rate swaps, net	(5,549)	(446)	(5,625)	(413)
Other comprehensive loss	(5,549)	(446)	(5,625)	(413)
Comprehensive income	142,272	220,404	194,245	204,819
Comprehensive income attributable to noncontrolling interests	(4,502)	(2,834)	(5,191)	(3,225)
Comprehensive income attributable to Lexington Realty Trust shareholders	$137,770	$217,570	$189,054	$201,594
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended September 30, 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance June 30, 2019	$1,344,174	$94,016	$23	$2,771,213	$(1,536,752)	$—	$15,674
Redemption of noncontrolling OP units for common shares	—	—	—	343	—	—	(343)
Issuance of common shares and deferred compensation amortization, net	133,489	—	2	133,487	—	—	—
Repurchase of common shares to settle tax obligations	(1,339)	—	—	(1,339)	—	—	—
Forfeiture of employee common shares	10	—	—	—	10	—	—
Dividends/distributions	(27,571)	—	—	—	(27,036)	—	(535)
Net income	147,821	—	—	—	143,319	—	4,502
Other comprehensive loss	(5,549)	—	—	—	—	(5,549)	—
Balance September 30, 2019	$1,591,035	$94,016	$25	$2,903,704	$(1,420,459)	(5,549)	$19,298

Three Months Ended September 30, 2018		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance June 30, 2018	$1,229,296	$94,016	$24	$2,811,981	$(1,693,165)	$1,098	$15,342
Issuance of common shares and deferred compensation amortization, net	1,625	—	—	1,625	—	—	—
Repurchase of common shares	(10,025)	—	—	(10,025)	—	—	—
Forfeiture of employee common shares	7	—	—	—	7	—	—
Dividends/distributions	(44,306)	—	—	—	(43,527)	—	(779)
Net income	220,850	—	—	—	218,016	—	2,834
Other comprehensive loss	(446)	—	—	—	—	(446)	—
Balance September 30, 2018	$1,397,001	$94,016	$24	$2,803,581	$(1,518,669)	$652	$17,397

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months Ended September 30, 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2018	$1,346,678	$94,016	$24	$2,772,855	$(1,537,100)	$76	$16,807
Redemption of noncontrolling OP units for common shares	—	—	—	504	—	—	(504)
Issuance of common shares and deferred compensation amortization, net	136,585	—	2	136,583	—	—	—
Repurchase of common shares	(958)	—	—	(958)	—	—	—
Repurchase of common shares to settle tax obligations	(5,281)	—	(1)	(5,280)	—	—	—
Forfeiture of employee common shares	15	—	—	—	15	—	—
Dividends/distributions	(80,249)	—	—	—	(78,053)	—	(2,196)
Net income	199,870	—	—	—	194,679	—	5,191
Other comprehensive loss	(5,625)	—	—	—	—	(5,625)	—
Balance September 30, 2019	$1,591,035	$94,016	$25	$2,903,704	$(1,420,459)	$(5,549)	$19,298

Nine Months Ended September 30, 2018		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2017	$1,340,835	$94,016	$24	$2,818,520	$(1,589,724)	$1,065	$16,934
Redemption of noncontrolling OP units for common shares	—	—	—	63	—	—	(63)
Issuance of common shares and deferred compensation amortization, net	5,016	—	—	5,016	—	—	—
Repurchase of common shares	(17,387)	—	—	(17,387)	—	—	—
Repurchase of common shares to settle tax obligations	(2,544)	—	—	(2,544)	—	—	—
Forfeiture of employee common shares	(71)	—	—	(87)	16	—	—
Dividends/distributions	(133,667)	—	—	—	(130,968)	—	(2,699)
Net income	205,232	—	—	—	202,007	—	3,225
Other comprehensive loss	(413)	—	—	—	—	(413)	—
Balance September 30, 2018	$1,397,001	$94,016	$24	$2,803,581	$(1,518,669)	$652	$17,397

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities:	$142,919	$169,656
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(439,885)	(207,791)
Capital expenditures	(12,130)	(11,349)
Net proceeds from sale of properties	334,395	807,739
Investments in non-consolidated entities	(1,776)	(8,580)
Distributions from non-consolidated entities in excess of accumulated earnings	14,830	590
Increase in deferred leasing costs	(5,231)	(3,074)
Change in real estate deposits, net	(4,936)	(85)
Net cash provided by (used in) investing activities	(114,733)	577,450
Cash flows from financing activities:
Dividends to common and preferred shareholders	(96,117)	(132,088)
Principal amortization payments	(20,050)	(22,622)
Principal payments on debt, excluding normal amortization	(67,229)	(6,708)
Term loan payment	—	(151,000)
Revolving credit facility borrowings	110,000	150,000
Revolving credit facility payments	(110,000)	(310,000)
Deferred financing costs	(5,456)	(667)
Payment of early extinguishment of debt charges	(3,500)	—
Proceeds from mortgages and notes payable	—	26,350
Cash distributions to noncontrolling interests	(2,196)	(2,699)
Repurchases to settle tax obligations	(5,368)	(2,818)
Issuance of common shares, net	131,831	—
Repurchase of common shares	(3,598)	(15,023)
Net cash used in financing activities	(71,683)	(467,275)
Change in cash, cash equivalents and restricted cash	(43,497)	279,831
Cash, cash equivalents and restricted cash, at beginning of period	177,247	112,156
Cash, cash equivalents and restricted cash, at end of period	$133,750	$391,987

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$168,750	$107,762
Restricted cash at beginning of period	8,497	4,394
Cash, cash equivalents and restricted cash at beginning of period	$177,247	$112,156

Cash and cash equivalents at end of period	$126,058	$128,444
Restricted cash at end of period	7,692	263,543
Cash, cash equivalents and restricted cash at end of period	$133,750	$391,987
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
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
As of September 30, 2019, the Company had ownership interests in approximately 135 consolidated real estate properties, located in 32 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2019 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2019 (“Annual Report”).
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
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of September 30, 2019 and December 31, 2018, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Real estate, net	$569,710	$509,916
Total assets	$626,604	$607,963
Mortgages and notes payable, net	$83,050	$192,791
Total liabilities	$97,061	$203,322

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
September 30, 2019 and 2018
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

•	to not assess if existing land easements in place prior to adoption meet the definition of a lease; and

•	to not recognize leases with a term of 12 months or less on the balance sheet.
The Company did not elect the hindsight practical expedient to determine lease term. The adoption of Topic 842 required the Company to record right-of-use assets and lease liabilities on the Company's unaudited condensed consolidated balance sheet. The Company did not recognize a cumulative adjustment to equity upon adoption. The adoption of this guidance did not have a material impact on the Company's unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows. See note 9, “Lease Accounting” for further disclosures.
Recently Issued Accounting Guidance. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of an allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company is continuing to assess this guidance and does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
BASIC
Net income attributable to common shareholders	$141,560	$216,190	$189,657	$197,010
Weighted-average number of common shares outstanding - basic	236,285,216	237,354,669	233,833,340	237,577,198

Net income attributable to common shareholders - per common share basic	$0.60	$0.91	$0.81	$0.83

DILUTED
Net income attributable to common shareholders - basic	$141,560	$216,190	$189,657	$197,010
Impact of assumed conversions	1,573	4,159	—	2,505
Net income attributable to common shareholders	$143,133	$220,349	$189,657	$199,515

Weighted-average common shares outstanding - basic	236,285,216	237,354,669	233,833,340	237,577,198
Effect of dilutive securities:
Unvested share-based payment awards and options	359,503	382,956	178,303	463,922
Preferred shares - Series C	4,710,570	4,710,570	—	—
OP Units	—	3,610,103	—	3,619,468
Weighted-average common shares outstanding - diluted	241,355,289	246,058,298	234,011,643	241,660,588

Net income attributable to common shareholders - per common share diluted	$0.59	$0.90	$0.81	$0.83

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate
The Company completed the following acquisition transactions during the nine months ended September 30, 2019:

Property Type	Market	Acquisition Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible	Below Market Lease Intangible
Industrial	Indianapolis, IN	January 2019	$20,809	07/2025	$1,954	$16,820	$2,035	$—
Industrial	Atlanta, GA	February 2019	37,182	10/2023	3,253	30,951	2,978	—
Industrial	Dallas, TX	April 2019	28,201	08/2023	2,420	23,330	2,451	—
Industrial	Spartanburg, SC	April 2019	33,253	01/2024	1,615	27,829	3,809	—
Industrial	Memphis, TN	May 2019	49,395	04/2024	2,646	40,452	6,297	—
Industrial	Memphis, TN	May 2019	18,316	05/2023	851	15,465	2,000	—
Industrial	Atlanta, GA	June 2019	45,441	05/2020	3,251	40,023	2,167	—
Industrial	Atlanta, GA	June 2019	27,353	05/2024	2,536	22,825	1,992	—
Industrial	Cincinnati, OH	September 2019	13,762	12/2023	544	12,376	842	—
Industrial	Cincinnati, OH	September 2019	100,288	06/2030	3,950	88,427	7,911	—
Industrial	Cincinnati, OH	September 2019	65,763	08/2027	3,123	60,703	5,392	(3,455)
			$439,763		$26,143	$379,201	$37,874	$(3,455)

(4)	Dispositions and Impairment
During the nine months ended September 30, 2019 and 2018, the Company disposed of its interests in various properties for an aggregate gross disposition price of $448,900 and $967,799, respectively, and recognized aggregate gains on sales of properties of $176,662 and $239,577, respectively, including, in 2018, the disposition of 21 office assets to a newly-formed joint venture with an unaffiliated third-party, NNN Office JV L.P. (“NNN JV”). See note 6. During the nine months ended September 30, 2019 and 2018, the Company recognized debt satisfaction charges, net of $4,415 and $1,698, respectively, relating to sold properties.
As of September 30, 2019, the Company had seven properties classified as held for sale. As of December 31, 2018, the Company had two properties classified as held for sale. The properties were classified as held for sale because the properties were either under contract for sale and/or a sale of the property to a third party within the next 12 months was deemed probable.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Assets and liabilities of held for sale properties as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Assets:
Real estate, at cost	$108,763	$63,639
Real estate, intangible assets	16,641	14,498
Accumulated depreciation and amortization	(76,423)	(16,873)
Rent receivable - deferred	2,486	2,439
Other	6,564	165
	$58,031	$63,868

Liabilities:
Accounts payable and other liabilities	$4,741	$42
Prepaid rent	556	344
	$5,297	$386

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the nine months ended September 30, 2019 and 2018, the Company recognized aggregate impairment charges on real estate properties of $2,355 and $90,860, respectively. Included in the impairment charges recognized during the nine months ended September 30, 2019 are impairment charges of $2,106 recognized on a vacant retail property in Watertown, New York and $249 recognized on a vacant retail property in Albany, Georgia, which was sold in August 2019. Included in the impairment charges recognized during the nine months ended September 30, 2018, are impairment charges of $17,906 recognized on a vacant encumbered office property in Overland Park, Kansas, whose mortgage is currently in default and property is in receivership, $5,591 recognized on an office property in Kansas City, Missouri, and $25,585 recognized on an unencumbered office property in Memphis, Tennessee, which was sold in December 2018.

(5)	Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Balance	Fair Value Measurements Using
Description		September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired property held for sale	(1)	$500	$—	$500	$—
Interest rate swap liabilities		$(5,549)	$—	$(5,549)	$—

		Balance	Fair Value Measurements Using
Description		December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets		$76	$—	$76	$—
Impaired real estate assets	(1)	$35,036	$—	$—	$35,036

(1)	Represents a non-recurring fair value measurement. Fair value as of the date of the impairment.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2019 and December 31, 2018, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
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
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,295,888	$1,257,907	$1,492,483	$1,409,773

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(6)	Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		September 30, 2019	September 30, 2019	December 31, 2018
NNN JV	(1)	20%	$41,780	$53,144
Etna Park 70 LLC	(2)	90%	6,661	4,774
Other	(3)	25%	5,355	8,265
			$53,796	$66,183

(1)
During 2018, the Company disposed of 21 office assets to NNN JV for an aggregate gross disposition price of $725,800 and acquired a 20% interest in NNN JV. Two of the 21 properties, with a combined estimated fair value of $45,653, were contributed to NNN JV along with cash of $8,053. The Company recognized a gain of $14,645 in connection with the contribution of the two office assets to NNN JV, and in addition, NNN JV assumed an aggregate of $103,400 of non-recourse mortgage debt in the transaction. NNN JV obtained an aggregate of $362,800 of non-recourse mortgage financing which bears interest at LIBOR plus 200 basis points and has an initial term of three years but can be extended for two additional terms of one year each. There is a rate increase of 15 basis points upon each extension. NNN JV entered into interest rate agreements which cap the LIBOR component of the $362,800 mortgage financing at 4.0% for two years.

(2)
The joint venture was formed in 2017 with a developer entity to acquire a 151-acre parcel of developable land and pursue industrial build-to-suit opportunities. The developer entity has substantive participation rights. In December 2018, the parcel was subdivided and the Company received a distribution of an ownership interest in a 57-acre parcel with a historic cost of $3,008. The Company acquired control of the 57-acre parcel via the purchase of the Company's joint venture partners' interest.

(3)	As of September 30, 2019, represents one joint venture investment, which owns a single-tenant, net-leased asset.
In February 2019, a non-consolidated real estate entity, in which the Company owned a 15% ownership interest, sold its only asset and the Company received $2,317 of proceeds. The Company recognized a gain on the transaction of $824, which is included in equity in earnings of non-consolidated entities in its unaudited condensed consolidated statement of operations.
During the nine months ended September 30, 2019, NNN JV sold four assets for aggregate gross proceeds of $148,450, resulting in aggregate gains on sale of $17,644. The Company recognized aggregate gains on the transactions of $3,529 within equity in earnings of non-consolidated entities in its unaudited condensed consolidated statement of operations. In conjunction with these property sales, NNN JV received aggregate net proceeds of $45,208 after satisfaction of an aggregate of $101,520 of its non-recourse mortgage indebtedness. As of September 30, 2019, NNN JV had total assets of $603,100 and total liabilities of $394,142. The properties are encumbered by an aggregate of $374,680 of non-recourse mortgage debt as of September 30, 2019.

(7)	Debt
The Company had the following mortgages and notes payable outstanding as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Mortgages and notes payable	$378,249	$575,514
Unamortized debt issuance costs	(3,706)	(5,094)
	$374,543	$570,420

Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 6.5% and 2.2% and 6.5% at September 30, 2019 and December 31, 2018, respectively, and all mortgages and notes payables mature between 2019 and 2036 as of September 30, 2019. The weighted-average interest rate was 4.6% and 4.5% at September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the Company had two non-recourse mortgage loans that were in default with an outstanding aggregate principal balance of $38,942. Each mortgage loan is secured by an office property (Overland Park, Kansas and Charleston, South Carolina), which was vacant or mostly vacant at September 30, 2019.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company had the following senior notes outstanding as of September 30, 2019 and December 31, 2018:

Issue Date	September 30, 2019	December 31, 2018	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized debt discount	(1,031)	(1,235)
Unamortized debt issuance cost	(2,308)	(2,731)
	$496,661	$496,034

Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of September 30, 2019, is as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(1)(2)	January 2025	LIBOR + 1.00%

(1)
In February 2019, the Company replaced its revolving credit facility and the $300,000 term loan with a new revolving credit facility and the continuation of the $300,000 term loan (the “2019 Credit Agreement”). The 2019 Credit Agreement, among other things: (i) increased the total commitment of the revolving credit facility from $505,000 under the previous credit facility to $600,000 under the 2019 Credit Agreement; (ii) extended the maturity date of the revolving credit facility from August 2019 to February 2023 and allowed for the extension to February 2024 at the Company's option; and (iii) reduced the applicable margin rates. In July 2019, the Company extended the maturity of the $300,000 term loan from January 2021 to January 2025 and swapped the LIBOR portion of the interest rate to obtain a current fixed rate of 2.732% per annum. The Company recognized $93 of debt satisfaction charges in connection with these transactions.

At September 30, 2019, the revolving credit facility had no borrowings outstanding and availability of $600,000, subject to covenant compliance.

(2)	The aggregate unamortized debt issuance costs for the term loan was $2,687 and $1,267 as of September 30, 2019 and December 31, 2018, respectively.
The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at September 30, 2019.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at September 30, 2019 was 3.966%. As of September 30, 2019 and December 31, 2018, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,749 and $1,824, respectively, of unamortized debt issuance costs.
Capitalized interest recorded during the nine months ended September 30, 2019 and 2018 was $251 and $15, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(8)	Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through the management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the type, amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's investments and borrowings.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2019 and 2018.
During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months ending September 30, 2020, the Company estimates that an additional $259 will be reclassified as an increase to interest expense if the swaps remain outstanding.

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	As of September 30, 2019		As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Accounts Payable and Other Liabilities	$(5,549)	Other Assets	$76

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) September 30,		Amount of Income Reclassified from Accumulated OCI into Income (Effective Portion)(1) September 30,
Hedging Relationships	2019	2018	2019	2018
Interest Rate Swaps	$(5,326)	$600	$(299)	$(1,013)

(1)	Amounts reclassified from accumulated other comprehensive income to interest expense within the unaudited condensed consolidated statement of operations.
The Company's agreements with swap derivatives counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2019, the Company had not posted any collateral related to the agreements.

(9)	Lease Accounting
The following is a summary of the Company's accounting for leases as of and during the nine-month period ended September 30, 2019:
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
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectable, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease payments were considered not probable. During the nine months ended September 30, 2019, rental revenue was reduced by $352 for accounts receivable deemed uncollectable primarily related to the tenant in Thompson, Georgia filing for bankruptcy. In August 2019, the tenant of the Columbus, Indiana property began paying rent into a court administered account. See note 13. The litigation is in an early stage and discovery is ongoing. Due to the inherent uncertainty of, and the early stage of this, litigation, the Company is not recognizing an outstanding rent receivable of $1,100, until there is more certainty in the litigation.
The Company determined that the lease and non-lease components in its leases are a single lease component and is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service that is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of September 30, 2019, the Company incurred $163 of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the nine months ended September 30, 2019:

Classification	Fixed	Variable(1)	Total
Rental revenue	$218,808	$20,250	$239,058

(1)	Primarily comprised of tenant reimbursements.
Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of September 30, 2019 were as follows:

2019 - remainder	$66,925
2020	260,932
2021	249,047
2022	233,729
2023	229,641
2024	198,098
Thereafter	1,318,432
Total	$2,556,804

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
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
$2,801,537

Lessee
The Company has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of September 30, 2019. The leases have remaining lease terms of up to 44 years, some of which include options to extend the leases in 5 to 10-year increments for up to 54 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

Weighted-average remaining lease term
Operating leases (years)	12.4
Weighted-average discount rate
Operating leases	4.1%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The components of lease expense for the nine months ended September 30, 2019 were as follows:

Income Statement Classification	Fixed	Variable	Total
Property operating	$2,988	$—	$2,988
General and administrative	1,007	85	1,092
Total	$3,995	$85	$4,080

The Company recognized sublease income of $2,823 for the nine months ended September 30, 2019.
The following table shows the Company's maturity analysis of its operating lease liabilities as of September 30, 2019:

Operating Leases
2019 - remainder	$1,240
2020	5,236
2021	5,060
2022	5,134
2023	5,279
2024	5,301
Thereafter	25,622
Total lease payments	$52,872
Less: Imputed interest	(12,597)
Present value of lease liabilities	$40,275
The following table shows the Company's future minimum lease rental payments under non-cancellable leasehold interests in accordance with ASC Topic 840 as of December 31, 2018:

Year ending December 31,	Total
2019	$3,826
2020	3,827
2021	3,769
2022	3,834
2023	4,008
Thereafter	28,326
$47,590

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2019 and 2018, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(11)	Equity
Shareholders' Equity. During the nine months ended September 30, 2019, the Company updated its At-The-Market offering program (“ATM program”) under which the Company could issue up to $100,000 in common shares over the term of the program. During the nine months ended September 30, 2019, the Company issued 3,020,190 common shares under its ATM program and generated net proceeds of $31,083. As of September 30, 2019, $68,366 in common shares remain available for issuance under the ATM program. The Company did not issue common shares under its ATM offering program during the nine months ended September 30, 2018.
During the nine months ended September 30, 2019, the Company issued 10,000,000 common shares at $10.09 per common share in an underwritten offering and generated net proceeds of $100,749. The proceeds were used for working capital and for general corporate purposes, including acquisitions.
In addition, during the nine months ended September 30, 2019 and 2018, the Company issued 54,726 and 57,055, respectively, fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $470 and $518, respectively.
In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and, in 2018, increased this authorization by 10,000,000 common shares. This share repurchase program has no expiration date. During the nine months ended September 30, 2019 and 2018, the Company repurchased and retired 441,581 and 1,871,655 common shares, respectively, at an average price of $8.13 and $8.01, respectively, per common share under the share repurchase program. As of September 30, 2019, 10,306,255 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of September 30, 2019.
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$76	$1,065
Other comprehensive income (loss) before reclassifications	(5,326)	600
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	(299)	(1,013)
Balance at end of period	$(5,549)	$652

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
As of September 30, 2019, there were approximately 3,051,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months Ended September 30,
	2019	2018
Net income attributable to Lexington Realty Trust shareholders	$194,679	$202,007
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	504	63
Change from net income attributable to shareholders and transfers from noncontrolling interests	$195,183	$202,070

(12)Related Party Transactions
In 2018, a joint venture that owns a property in Houston, Texas obtained $8,500 of mezzanine financing from an affiliate of the Company's former Chairman, E. Robert Roskind. The non-recourse mezzanine financing was funded pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”). At closing, the joint venture reimbursed the former Chairman's affiliate $150 for its expenses. Under an indemnity agreement, the joint venture pays an affiliate of the Company's former Chairman 0.625% of the outstanding principal amount of the EB-5 mezzanine financing per annum.
In addition, during 2017, the Company obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of the Company's former Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina. In January 2018, the Company obtained an additional $500 of financing proceeds. At closing, the Company reimbursed the former Chairman's affiliate approximately $105 for its expenses and paid a $128 structuring fee to the former Chairman's affiliate. The property was subsequently contributed to, and the financing was assumed by, NNN JV. See note 6.
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
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

From time to time, the Company is, directly and indirectly, involved in legal proceedings arising in the ordinary course of business. Management believes, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition and results of operations, except for the following:
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
Under the subject lease, the failure of Cummins Inc. to exercise its purchase option and to give notice of non-renewal, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods.
Lex Columbus filed a motion to dismiss the complaint on January 8, 2019, which was denied on May 24, 2019.
On July 22, 2019, Cummins Inc. filed a motion to authorize depositing of disputed funds into a special court administered account with respect to the rent due under the lease on and after August 1, 2019, which Lex Columbus opposed.  On July 31, 2019, the Court granted the motion by Cummins Inc. to deposit future rent due under the lease into a Court administered account.
On July 31, 2019, Cummins Inc. filed a motion to authorize depositing of the option purchase price into a special court administered account, which the Court has not taken action on.
Lex Columbus filed an answer, affirmative and other defenses and a counterclaim for damages and declaratory relief on August 7, 2019. Lex Columbus filed a jury demand on August 19, 2019.
On August 15, 2019, Lex Columbus filed, with the Indiana Court of Appeals, a notice of appeal of the order permitting Cummins Inc. to deposit future rent into a Court administered account.
On August 19, 2019, Lex Columbus filed a motion for automatic change of judge.  On August 28, 2019, the Court granted the motion. On September 12, 2019, the Court ordered the appointment of a special judge.
On August 27, 2019, Cummins Inc. filed its answer Lex Columbus’s counterclaim, and filed an amended answer on August 28, 2019.
On September 5, 2019, the parties entered into a stipulation dismissing Wells Fargo Trust Company, N.A. from the action.
On October 31, 2019, Lex Columbus filed with the Indiana Court of Appeals its appellant’s brief with respect to the Court’s order authorizing Cummins to deposit future rents under the lease into a Court administered account.
As of September 30, 2019, the rent payments held in escrow were $1,231. Discovery is ongoing.
The Company believes that Indiana law supports Lex Columbus's right to enforce strict compliance with the terms of the option to purchase under the lease and retain ownership of the building and the Company intends to vigorously defend this claim.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2019 and 2018, the Company paid $40,798 and $55,033, respectively, for interest and $1,321 and $1,444, respectively, for income taxes.
During the nine months ended September 30, 2019, the Company sold its Richland, Washington property, which included the assumption by the buyer of the related non-recourse mortgage debt in the amount of $110,000.
Upon adoption of Topic 842, the Company recognized initial operating lease right-of-use assets of $41,755 and initial operating lease liabilities of $43,004.

(15)	Subsequent Events
Subsequent to September 30, 2019, the Company:

•	satisfied an aggregate of $15,716 non-recourse mortgage loans;

•	acquired three industrial assets for an aggregate cost of approximately $53,393; and

•	sold three assets for an aggregate gross sales price of $13,775.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019. The results of operations contained herein for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust for the three and nine months ended September 30, 2019 and 2018, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on March 13, 2019, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, any risks discussed below in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report and other periodic reports filed by the Company with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Overview
General. We are a Maryland real estate investment trust, or REIT, that owns a diversified portfolio of equity investments in single-tenant commercial properties.
As of September 30, 2019, we had ownership interests in approximately 135 consolidated real estate properties, located in 32 states and containing an aggregate of approximately 50.5 million square feet of space, approximately 97.4% of which was leased. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased industrial investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during 2019, we continue to strive to be an active seller of non-core assets such as office properties, retail properties and vacant properties. In addition, we continue our efforts to increase the percentage of industrial assets in our portfolio, including through limited speculative development. Our non-core asset sales efforts and acquisitions of 11 industrial assets during the nine months ended September 30, 2019, have resulted in our percentage of gross book value from industrial assets, excluding held for sale assets, to increase to 77.7% as of September 30, 2019.

The investment market for industrial assets, specifically warehouse and distribution assets, remains competitive. Many prospective tenants are interested in facilities that are partially built and can be completed to the tenant's specifications because of the need to be operational in a short amount of time. As a result, the traditional build-to-suit arrangement is not as attractive to tenants with more immediate space needs. We believe that limited speculative development, primarily through joint ventures, will allow us to be competitive in the investment market.
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We strive to manage down our shorter-term leases and extend their lease terms.
During the third quarter of 2019, we entered into new leases and lease extensions encompassing 1.6 million square feet. The average fixed rent on these extended leases was $5.79 per square foot compared to the average fixed rent on these leases before extension of $5.67 per square foot. The weighted-average cost of tenant improvements and lease commissions was $1.00 per square foot for new leases and $0.50 per square foot for extended leases.
Third Quarter 2019 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2019.
Investments/Capital Recycling:

•	Acquired three industrial properties for an aggregate cost of $179.8 million.

•	Disposed of our interests in six consolidated properties for an aggregate gross disposition price of $328.6 million.
Debt:

•	Extended the maturity of our $300.0 million term loan to January 2025 and swapped the LIBOR portion of the interest rate to a current fixed rate of 2.732% per annum.

•	Satisfied $161.8 million of non-recourse debt, including debt encumbering assets sold.
Equity:

•	Issued 10.0 million common shares in an underwritten offering and generated net proceeds of $100.7 million.

•	Issued 3.0 million common shares under our At-the-Market offering program and generated net proceeds of $31.1 million.
Acquisition/Disposition Activity

During the nine months ended September 30, 2019, we completed the following industrial acquisition transactions, inclusive of the acquisitions above:

Market	Square Feet	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (years)
Indianapolis, IN	380,000	$20.8	January 2019	7
Atlanta, GA	676,000	37.2	February 2019	5
Dallas, TX	510,000	28.2	April 2019	4
Spartanburg, SC	408,000	33.3	April 2019	5
Memphis, TN	928,000	49.4	May 2019	5
Memphis, TN	270,000	18.3	May 2019	4
Atlanta, GA	605,000	45.4	June 2019	1
Atlanta, GA	370,000	27.4	June 2019	5
Cincinnati, OH	144,000	13.7	September 2019	4
Cincinnati, OH	1,299,000	100.3	September 2019	11
Cincinnati, OH	994,000	65.8	September 2019	8
	6,584,000	$439.8
During the nine months ended September 30, 2019, we disposed of twelve properties, inclusive of the dispositions above, for an aggregate gross disposition price of $448.9 million, generating net proceeds of $334.4 million.

Critical Accounting Policies
Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Certain of our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842); see notes 1 and 9 in the accompanying Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.
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
At September 30, 2019, we had $39.9 million and $32.0 million of property-specific mortgage balloon debt due in 2019 and 2020, respectively. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($126.1 million at September 30, 2019), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($600.0 million at September 30, 2019), which expires in 2023, but can be extended by us to 2024, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.
Cash flows from operations were $142.9 million for the nine months ended September 30, 2019 as compared to $169.7 million for the nine months ended September 30, 2018. The decrease was primarily related to the impact of property sales and vacancies partially offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash provided by (used in) investing activities totaled $(114.7) million and $577.5 million during the nine months ended September 30, 2019 and 2018, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities. Cash used in investing activities related primarily to acquisitions of real estate, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net.
Net cash used in financing activities totaled $71.7 million and $467.3 million during the nine months ended September 30, 2019 and 2018, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, repayment of debt obligations and repurchases of common shares. Cash provided by financing activities related primarily to revolving credit facility borrowings, proceeds from mortgages and notes payable and issuances of common shares.
Dividends. Dividends paid to our common and preferred shareholders were $96.1 million and $132.1 million in the nine months ended September 30, 2019 and 2018, respectively.
UPREIT Structure. As of September 30, 2019, 3.1 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $35.2 million based on our closing price of $10.25 per common share as of September 30, 2019 and a redemption factor of approximately 1.13 common shares per OP unit.

Financings. The following senior notes were outstanding as of September 30, 2019:

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
We have an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of September 30, 2019, is as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(1)	January 2025	LIBOR + 1.00%

(1)
In February 2019, we replaced our revolving credit facility and the $300 million term loan with a new revolving credit facility and the continuation of the $300 million term loan (the “2019 Credit Agreement”). The 2019 Credit Agreement, among other things,: (i) increased the total commitment of the revolving credit facility from $505.0 million under the previous credit facility to $600.0 million under the 2019 Credit Agreement; (ii) extended the maturity date of the revolving credit facility from August 2019 to February 2023 and allowed for the extension to February 2024 at our option; and (iii) reduced the applicable margin rates on both the revolving credit facility and term loan due in 2021. In July 2019, we extended the maturity of the $300 million term loan to January 2025 and swapped the LIBOR portion of the interest rate to obtain a current fixed rate of 2.732% per annum. At September 30, 2019, the revolving credit facility had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.

As of September 30, 2019, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Results of Operations
Three months ended September 30, 2019 compared with three months ended September 30, 2018.
The decrease in net income attributable to common shareholders of $74.6 million was primarily due to the items discussed below.
The decrease in total gross revenues of $18.7 million was primarily attributable to a decrease in rental revenue of $19.6 million, offset, in part, by an increase in other revenue of $0.9 million. The decrease in rental revenue primarily related to property sales of $21.5 million, $2.7 million related to changes in occupancy and a decrease of $3.5 million related to the acceleration of below-market lease intangible accretion on three retail assets in 2018. These decreases were partially offset by an increase of $8.0 million related to the acquisition of properties. The increase in other revenue was primarily due to an increase in fee income related to fees earned from NNN JV, which was formed in August 2018.
The decrease in depreciation and amortization expense of $0.5 million was primarily due to sales of properties and assets being classified as held for sale, partially offset by acquisitions of certain properties.
The decrease in interest and amortization expense of $4.7 million related primarily to a decrease in the amount of our debt outstanding.
The increase in debt satisfaction charges of $2.2 million is primarily related to the early payment of the mortgage encumbering our Lenexa, Kansas property that was sold in the third quarter of 2019.
The decrease in impairment charges of $1.9 million related to the timing of impairment charges recognized on certain properties. The impairments were primarily due to potential sales, vacancies and lack of leasing prospects.
The decrease in gains on sales of properties of $61.9 million related to the timing of property dispositions.
The increase in equity in earnings of non-consolidated entities of $2.7 million primarily related to the recognition of aggregate gains on the sale of non-consolidated properties in the third quarter of 2019.
The increase in net income attributable to noncontrolling interests of $1.7 million is primarily a result of an increase in earnings of LCIF, primarily as a result of recognizing gains on sold properties.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018.
The decrease in net income attributable to common shareholders of $7.4 million was primarily due to the items discussed below.
The decrease in total gross revenues of $65.9 million was primarily attributable to a decrease in rental revenue of $69.0 million, offset, in part, by an increase in other revenue of $3.2 million. The decrease in rental revenue primarily related to property sales of $78.1 million, $8.2 million related to changes in occupancy and a decrease of $6.9 million related to the acceleration of below-market lease intangible accretion on three retail assets in 2018. These decreases were partially offset by an increase of $21.6 million related to the acquisition of properties. The increase in other revenue was primarily due to an increase in fee income related to fees earned from NNN JV, which was formed in August 2018.
The decrease in depreciation and amortization expense of $18.1 million was primarily due to sales of properties and assets being classified as held for sale, partially offset by acquisitions of certain properties.
The decrease in property operating expense of $2.1 million was primarily due to sales of properties with operating costs, partially offset by property acquisitions with operating expense responsibilities and changes in occupancy at certain properties.
The increase in non-operating income of $1.0 million was primarily related to funds received in a bankruptcy claim and funds received to settle a tenant's deferred maintenance obligation.
The decrease in interest and amortization expense of $12.5 million related primarily to a decrease in the amount of our debt outstanding.
The increase in debt satisfaction charge of $2.3 million is primarily related to the early payment of the mortgage encumbering our Lenexa, Kansas property that was sold in the third quarter of 2019.
The decrease in impairment charges of $88.5 million related to the timing of impairment charges recognized on certain properties. The impairments were primarily due to potential sales, vacancies and lack of leasing prospects. During the nine months ended September 30, 2018, we completed an extensive impairment analysis of our non-industrial assets due to our contemplating a potentially shorter holding period for these assets, which resulted in an increase in impairment charges in 2018.
The decrease in gains on sales of properties of $62.9 million related to the timing of property dispositions.
The increase in equity in earnings of non-consolidated entities of $3.1 million primarily related to the recognition of aggregate gains on the sale of non-consolidated properties during 2019.
The increase in net income attributable to noncontrolling interests of $2.0 million is primarily a result of an increase in earnings of LCIF, primarily as a result of recognizing gains on sold properties.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods, excluding properties encumbered by mortgage loans in default and a property in litigation, as applicable. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.

The following presents our consolidated same-store NOI, for the nine months ended September 30, 2019 and 2018 ($000's):

	Nine Months Ended September 30,
	2019	2018
Total cash base rent	$169,892	$172,032
Tenant reimbursements	17,509	13,661
Property operating expenses	(24,292)	(19,641)
Same-store NOI	$163,109	$166,052
Our reported same-store NOI decreased from the first nine months of 2018 to the first nine months of 2019 by 1.8%. The decrease in same-store NOI between periods primarily related to a decrease in cash base rent and an increase in non-reimbursed operating expenses, which was primarily attributable to property vacancies and renewals or retenanting of office properties at lower rental rates in order to obtain long-term leases.
Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Nine Months Ended September 30,
	2019	2018
Net income	$199,870	$205,232

Interest and amortization expense	50,715	63,224
Provision for income taxes	1,108	1,326
Depreciation and amortization	111,617	129,693
General and administrative	23,652	23,899
Pursuit/transaction costs	—	205
Non-operating and fee income	(4,836)	(1,666)
Gains on sales of properties	(176,662)	(239,577)
Impairment charges	2,355	90,860
Debt satisfaction charges, net	4,527	2,228
Equity in (earnings) of non-consolidated entities	(3,288)	(192)
Lease termination income	(1,551)	(925)
Straight-line adjustments	(10,846)	(16,246)
Lease incentives	898	1,459
Amortization of above/below market leases	(174)	(6,632)
NOI	197,385	252,888

Less NOI:
Acquisitions and dispositions	(32,158)	(78,944)
Properties in default / other	(2,118)	(7,892)
Same-Store NOI	$163,109	$166,052
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
The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and nine months ended September 30, 2019 and 2018 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$141,560	$216,190	$189,657	$197,010
Adjustments:
Depreciation and amortization	36,537	37,063	109,469	126,442
Impairment charges - real estate	673	2,542	2,355	90,860
Noncontrolling interests - OP units	4,244	2,586	4,410	2,506
Amortization of leasing commissions	674	653	2,148	3,251
Joint venture and noncontrolling interest adjustment	2,267	980	7,200	1,496
Gains on sales of properties, including non-consolidated entities and net of tax	(143,719)	(202,242)	(180,837)	(239,448)
FFO available to common shareholders and unitholders - basic	42,236	57,772	134,402	182,117
Preferred dividends	1,573	1,573	4,718	4,718
Amount allocated to participating securities	186	253	304	279
FFO available to all equityholders and unitholders - diluted	43,995	59,598	139,424	187,114
Debt satisfaction charges, net, including non-consolidated entities	4,679	2,228	4,782	2,228
Other(1)	—	(3,613)	—	(6,733)
Adjusted Company FFO available to all equityholders and unitholders - diluted	$48,674	$58,213	$144,206	$182,609

Per Common Share and Unit Amounts
Basic:
FFO	$0.18	$0.24	$0.57	$0.76

Diluted:
FFO	$0.18	$0.24	$0.58	$0.76
Adjusted Company FFO	$0.20	$0.24	$0.60	$0.74

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	236,285,216	237,354,669	233,833,340	237,577,198
Operating partnership units(2)	3,520,643	3,610,103	3,535,207	3,619,468
Weighted-average common shares outstanding - basic FFO	239,805,859	240,964,772	237,368,547	241,196,666

Diluted:
Weighted-average common shares outstanding - diluted EPS	241,355,289	246,058,298	234,011,643	241,660,588
Operating partnership units(2)	3,520,643	—	3,535,207	—
Unvested share-based payment awards and options	25,090	—	20,169	—
Preferred shares - Series C	—	—	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	244,901,022	246,058,298	242,277,589	246,371,158
(1)    "Other" primarily consisted of the acceleration of below-market lease intangible accretion in 2018.
(2)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of September 30, 2019, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $129.1 million and $323.1 million at September 30, 2019 and 2018, respectively, which represented 9.9% and 19.4%, respectively, of our aggregate principal consolidated indebtedness. During the three-month periods ended September 30, 2019 and 2018, our variable-rate indebtedness had a weighted-average interest rate of 3.6% and 3.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2019 and 2018 would have increased by $745 thousand and $1.5 million, respectively. During the nine-month periods ended September 30, 2019 and 2018, our variable-rate indebtedness had a weighted-average interest rate of 3.8% and 3.2%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2019 and 2018 would have increased by $2.8 million and $4.4 million, respectively. As of September 30, 2019 and 2018, our aggregate principal consolidated fixed-rate debt was $1.2 billion and $1.3 billion, respectively, which represented 90.1% and 80.6%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of September 30, 2019. We believe the fair value is indicative of the interest rate environment as of September 30, 2019, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.2 billion as of September 30, 2019.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2019, we had four interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Trust Company, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court). On October 25, 2018, Cummins Inc., the tenant in the Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P. (“Lex Columbus”), our property owner subsidiary, and Wells Fargo Trust Company, N.A., the trustee for the noteholders with a security interest in the office building.
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
Under the subject lease, the failure of Cummins Inc. to exercise its purchase option and to give notice of non-renewal, Cummins Inc.’s tenancy extends through July 31, 2024, with options to further extend for additional time periods.
Lex Columbus filed a motion to dismiss the complaint on January 8, 2019, which was denied on May 24, 2019.
On July 22, 2019, Cummins Inc. filed a motion to authorize depositing of disputed funds into a special court administered account with respect to the rent due under the lease on and after August 1, 2019, which Lex Columbus opposed.  On July 31, 2019, the Court granted the motion by Cummins Inc. to deposit future rent due under the lease into a Court administered account.
On July 31, 2019, Cummins Inc. filed a motion to authorize depositing of the option purchase price into a special court administered account, which the Court has not taken action on.
Lex Columbus filed an answer, affirmative and other defenses and a counterclaim for damages and declaratory relief on August 7, 2019. Lex Columbus filed a jury demand on August 19, 2019.
On August 15, 2019, Lex Columbus filed, with the Indiana Court of Appeals, a notice of appeal of the order permitting Cummins Inc. to deposit future rent into a Court administered account.
On August 19, 2019, Lex Columbus filed a motion for automatic change of judge.  On August 28, 2019, the Court granted the motion. On September 12, 2019, the Court ordered the appointment of a special judge.
On August 27, 2019, Cummins Inc. filed its answer Lex Columbus’s counterclaim, and filed an amended answer on August 28, 2019.
On September 5, 2019, the parties entered into a stipulation dismissing Wells Fargo Trust Company, N.A. from the action.
On October 31, 2019, Lex Columbus filed with the Indiana Court of Appeals its appellant’s brief with respect to the Court’s order authorizing Cummins to deposit future rents under the lease into a Court administered account.
As of September 30, 2019, the rent payments held in escrow were $1.2 million. Discovery is ongoing.
We believe that Indiana law supports Lex Columbus's right to enforce strict compliance with the terms of the option to purchase under the lease and retain ownership of the building and we intend to vigorously defend this claim.

ITEM 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in the Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended September 30, 2019 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2019	—	$—	—	10,306,255
August 1 - 31, 2019	—	—	—	10,306,255
September 1 - 30, 2019	—	—	—	10,306,255
Third quarter 2019	—	$—	—	10,306,255

(1)	Share repurchase authorization most recently announced November 2, 2018, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

10.2	—
Underwriting Agreement, dated as of September 4, 2019, between the Company and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed September 5, 2019)(1)

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

(5)
The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2019 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 6, 2019	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	November 6, 2019	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)