Form 10-K
period 2019-12-31
LEXINGTON REALTY TRUST
filed 2020-02-20
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(212) 692-7200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of beneficial interest, par value $0.0001 per share, classified as Common Stock	LXP	New York Stock Exchange
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share	LXPPRC	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of Lexington Realty Trust held by non-affiliates as of June 28, 2019, which was the last business day of the registrant's most recently completed second fiscal quarter, was $2,160,905,597 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $9.41 per share.
Number of common shares outstanding as of February 18, 2020 was 254,941,588.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for Lexington Realty Trust's Annual Meeting of Shareholders, to be held on May 19, 2020, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
When we use the term “REIT,” we mean real estate investment trust. All references to 2019, 2018 and 2017 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2019, December 31, 2018 and December 31, 2017, respectively.
When we use the term “GAAP,” we mean United States generally accepted accounting principles in effect from time to time.
When we use the term “common shares,”, we mean our shares of beneficial interest par value $0.0001, classified as common stock. When we use the term “Series C Preferred Shares,” we mean our beneficial interest classified as 6.50% Series C Convertible Preferred Stock.
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
PART I.
Item 1. Business
General
We are a Maryland real estate investment trust, qualified as a REIT for federal income tax purposes, focused on single-tenant industrial real estate investments. A majority of our properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, certain leases provide that the landlord is responsible for certain operating expenses.
As of December 31, 2019, we had equity ownership interests in approximately 130 consolidated real estate properties, located in 31 states and containing an aggregate of approximately 52.6 million square feet of space, approximately 97.0% of which was leased. In 2019, 2018 and 2017, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
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

History
Our predecessor was organized in the state of Delaware in October 1993 upon the rollup of two partnerships. We conduct a portion of our business through an operating partnership subsidiary, Lepercq Corporate Income Fund L.P., which we refer to as LCIF. Our structure enables us to acquire properties through an operating partnership by issuing limited partner interests in the operating partnership, which we refer to as OP units, to a seller of property, as a form of consideration in exchange for the property. The outstanding OP units not held by Lexington are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. As of December 31, 2019, there were approximately 2.8 million OP units outstanding, other than OP units held by Lexington, which were convertible into approximately 3.2 million common shares, assuming redemptions are satisfied entirely with common shares.
Investment and Strategy
General. Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased industrial investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during 2019, we continued to be an active seller of non-core assets such as office properties, retail properties and vacant properties. In addition, we continued our efforts to increase the percentage of gross book value from industrial assets. Our disposition and acquisition activities during 2019 have resulted in an increase in our percentage of gross book value from industrial assets to 81.5% as of December 31, 2019 from 71.2% as of December 31, 2018.
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
Investments. Our primary business objectives are to own and operate single-tenant industrial assets that we believe will generate favorable returns. We focus on general-purpose, well located, industrial assets that, we believe, will provide us with greater long-term overall risk-adjusted returns than we would realize from making acquisitions of office or other non-industrial commercial properties. We believe industrial assets, as compared with office assets, provide for greater rental growth potential and less retenanting costs. We generally seek to grow our industrial portfolio by (1) acquiring properties already subject to net or similar leases, (2) engaging in, or providing funds to, or partnering with, developers who are engaged in, industrial development projects, (3) providing capital to corporations by buying properties and leasing them back to the sellers under net or similar leases or (4) engaging in strategic transactions such as portfolio acquisitions and mergers with other real estate companies.
Our management has established a broad network of contacts to source investments, including brokers, developers and major corporate tenants. We believe that our geographical diversification, acquisition experience and balance sheet strength will allow us to continue to compete effectively for such investments.
Prior to effecting any investment, our underwriting includes analyzing the (1) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region, (2) lease integrity with respect to term, rental rate increases, tenant credit, corporate guarantees and property maintenance provisions, (3) present and anticipated conditions in the local real estate market and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. To the extent of information publicly available or made available to us, we also evaluate each potential tenant's financial strength, growth prospects and competitive position within its respective industry and each property's strategic location and function within a tenant's operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of the long-term profitability of any investment by us.
Competition
There are numerous developers, real estate companies, financial institutions, such as banks and insurance companies, and other investors with greater financial or other resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties. Furthermore, competition for industrial assets has increased in recent years. Our competitors include other REITs, pension funds, banks, private companies and individuals.

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
Capital Recycling. Subject to regulatory and contractual requirements, we generally sell our interests in properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and/or there is a better use of the capital to be received upon sale. We also focus our disposition efforts primarily on non-core assets such as (1) office, vacant, multi-tenant and retail assets and (2) industrial assets that are the only asset we own in a geographic location.
Conversion to Multi-Tenant. If one of our property owner subsidiaries is unable to renew a single-tenant lease or if it is unable to find a replacement single tenant, we either attempt to sell our interest in the property or the property owner subsidiary may seek to market the property for multi-tenant use. When appropriate, we seek to sell our interests in multi-tenant properties.
Property Management. From time to time, our property owner subsidiaries engage third-party property managers to manage certain aspects of our properties. However, we participate to a certain extent in the management of our properties. We believe our property management activities provide us with (1) better management of our assets, (2) better tenant relationships, (3) revenue-enhancing opportunities and (4) cost efficiencies.
Financing Strategy
General. Since becoming a public company, our principal sources of financing have been the public and private equity and debt markets, including property-specific debt, revolving loans, corporate level term loans, corporate bonds, issuance of common and preferred equity, issuance of OP units and undistributed cash flows.
Balance Sheet Management. In recent years, we have retired non-recourse mortgage debt with proceeds from recourse corporate level borrowings and sales. Our objective is to maintain a strong balance sheet to provide financial flexibility, by focusing on extending and staggering our debt maturities. We maintain this objective by primarily using corporate level borrowings, such as revolving loans, term loans, and debt offerings.
Property-Specific Debt. Our property owner subsidiaries seek non-recourse secured debt on a limited basis to mitigate tenant credit risk and when credit tenant lease financing is available. Credit tenant lease financing allows us to significantly or fully leverage the rental stream from an investment at, what we believe are, attractive rates.
Common Share Issuances. From time to time, we raise capital by issuing common shares through (1) at-the-market offering programs, (2) underwritten public offerings and (3) block trades. The proceeds from our common share offerings are generally used for working capital, including to fund investments and to retire indebtedness.
Share Repurchases. We have made, and may continue to make, repurchases of our common and preferred shares in individual transactions when we believe it is advantageous to do so, including when the discount to our net asset value or the liquidation preference, as the case may be, is attractive. Our share repurchase program most recently authorized in 2018 had approximately 10.3 million common shares available for repurchase as of December 31, 2019.
Environmental Matters
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances.

Summary of 2019 Transactions and Recent Developments
The following summarizes certain of our transactions during 2019, including transactions disclosed elsewhere and in our other periodic reports.
Investments/Capital Recycling. With respect to acquisitions/investments, we:

–	purchased 17 industrial assets for an aggregate cost of $703.8 million.

–	disposed of our interests in 22 properties to unaffiliated third parties for an aggregate gross sales price of $621.6 million.

–	invested approximately $18.5 million in industrial development projects.
Leasing. We entered into 23 new leases and lease extensions encompassing an aggregate 6.4 million square feet. Our portfolio was 97.0% leased as of December 31, 2019.
Financing/Equity. With respect to financing/equity activities, we:

–
extended the maturity of our $300.0 million term loan to January 2025, lowered the applicable margin rate and swapped the LIBOR portion of the interest rate to a current fixed interest rate of 2.732% per annum.

–	extended the maturity of our revolving credit facility to February 2023, lowered the applicable margin rate and increased the commitment from $505.0 million to $600.0 million.

–	satisfied $199.2 million of non-recourse debt at a weighted-average interest rate of 4.4%, including debt encumbering a sold asset.

–	assumed $41.9 million of non-recourse mortgage financing upon acquisition of an industrial asset with a fixed interest rate of 4.29%, which matures in 2031.

–	repurchased and retired approximately 0.4 million common shares at an average price of $8.13 per common share.

–	issued 10.0 million common shares in an underwritten offering generating net proceeds of $100.7 million.

–	issued 9.7 million common shares under our At-the-Market offering program generating net proceeds of $102.3 million.
Subsequent to December 31, 2019, we:
– acquired four industrial assets for an aggregate purchase price of approximately $195.0 million.

Corporate Responsibility

We seek to create a sustainable environmental, social and governance, or ESG, platform that enhances both our company and shareholder value.

Environmental
Our focus on the environment is demonstrated by how we manage our day-to-day activities at our corporate headquarters and satellite office. We continue to evaluate our current operations, strive to improve our environmental performance, and implement sustainable business practices.

The properties in our portfolio are primarily net leased to our tenants who are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices. When possible, we work with our tenants to promote environmental responsibility at the properties we own, with many locations having energy efficient features, such as energy management systems, LED lighting and solar arrays.

Social
We are committed to giving back to the communities where our employees work.  Our employees volunteer at local non-profit organizations and regularly participate in clothing and food drives.

Governance
We strive to implement best governance practice and we are mindful of the concerns of our shareholders and proxy advisory firms.

Other
Employees. As of December 31, 2019, we had 57 full-time employees. Lexington Realty Trust is a master employer and employee costs are allocated to subsidiaries as applicable.
Industry Segments. We operate in one industry segment, primarily single-tenant real estate assets.
Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the Investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our declaration of trust and by-laws, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistleblower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding LXP at http://www.sec.gov. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings with or documents furnished to the SEC.
Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2019.

Item 1A. Risk Factors
Set forth below are material factors that may adversely affect our business and operations.
Risks Related to Our Business
We are subject to risks involving our leases and tenants.
We focus our acquisition activities on industrial real estate properties that are net leased to single tenants, and certain of our tenants and/or their guarantors constitute a significant percentage of our base rental revenues. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property and result in a non-cash impairment charge. If the tenant represents a significant portion of our base rental revenues, the impact on our financial position may be material. Further, in any such event, our property owner subsidiary will be responsible for 100% of the operating costs following a vacancy at a single-tenant building. Upon the expiration or other termination of leases that are currently in place, the property owner subsidiary may not be able to re-lease the vacant property at all or at a comparable lease rate without incurring additional expenditures in connection with the re-leasing, which may be material in amount.
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
The demand for industrial space in the United States is generally related to the level of economic output. Accordingly, reduced economic output may lead to lower occupancy rates for our properties. The concentration of our investments, among other factors, in industrial assets may expose us to the risk of economic downturns specific to industrial assets to a greater extent than if our investments were diversified.
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
We selectively develop new properties either alone or through joint ventures when we believe accretive returns are achievable. Due to the competition in the industrial real estate market, we believe that speculative development is an essential part of our strategy to transition to an industrial focused REIT.

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

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result, would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our tenant and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
A significant portion of our leases are long-term and do not have fair market rental rate adjustments, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.
A significant portion of our rental income comes from long-term net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases or if we are unable to obtain any increases in rental rates over the terms of our leases, significant increases in future property operating costs, to the extent not covered under the net leases, could result in us receiving less than fair value from these leases. As a result, our income and distributions to our shareholders could be lower than they would otherwise be if we did not engage in long-term net leases.
In addition, increases in interest rates may also negatively impact the value of our properties that are subject to long-term leases. While a significant number of our net leases provide for annual escalations in the rental rate, the increase in interest rates may outpace the annual escalations.
Our interests in loans receivable, if any, are subject to delinquency, foreclosure and loss.
While loan receivables are not a primary focus, we may make loans to purchasers of our properties or developers. Our interests in loans receivable, if any, are generally non-recourse and secured by real estate properties owned by borrowers that were unable to obtain similar financing from a commercial bank. These loans are subject to many risks including delinquency. The ability of a borrower to repay a loan secured by a real estate property is typically and primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan as the collateral may be non-performing.
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
Our growth strategy is based on the acquisition and development of additional properties and related assets. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the financing and/or acquisition of a newly constructed build-to-suit property and/or the development of a land parcel. For newly constructed properties, we may (1) provide a developer with either a combination of financing for construction of a property or a commitment to acquire a property upon completion of construction of a property and commencement of rent from the tenant, (2) acquire a property subject to a lease and engage a developer to complete construction of a property as required by the lease, or (3) partner with a developer to acquire and develop or acquire on our own and engage a developer to develop land and pursue industrial development opportunities.
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
Our asset strategy is to increase our investment in general purpose, well located industrial assets and reduce our exposure to all other asset types. We believe this strategy will lessen capital expenditures over time and mitigate revenue reductions on renewals and re-tenanting.   To implement this strategy, we have been selling office assets, which generally have higher capitalization rates, and buying industrial properties, which, in the current competitive market, generally have lower capitalization rates.  This strategy impacts growth in the short-term period. There can be no assurance that the implementation of our strategy will lead to improved results or that we will be able to execute our strategy as contemplated or on terms acceptable to us.
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
We face certain risks associated with our development activities.
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
Upon completion of construction, we are generally responsible to the tenant for any warranty claims. While we generally have a warranty from the developer or general contractor that was responsible for construction backstopping our warranty obligations to the tenant, we are subject to the risk of a gap in warranty coverage and of enforcement of such developer or general contractor warranty.
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
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, our property owner subsidiaries may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under the properties in which we have an interest as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on our property owner subsidiaries in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages, and our liability therefore, could be significant and could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect a property owner subsidiary's ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to satisfy our debt service obligations and to pay dividends.

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
Legal proceedings arising in the ordinary course of our business require time and effort.  The outcomes of legal proceedings are subject to significant uncertainty. In the event that we are unsuccessful in defending or prosecuting these proceedings, as applicable, we may incur a judgment or fail to realize an award of damages that could have an adverse effect on our financial condition.
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

Natural disasters, public health epidemics and the effects of climate change could have a concentrated impact on the areas where we operate and could adversely impact our results.

We invest in properties on a nationwide basis. Natural disasters, including earthquakes, storms, tornados, floods and hurricanes, could impact our properties in these and other areas in which we operate. Public health epidemics could impact our employees or the national or global supply chain. Potentially adverse consequences of global warming, including rising sea levels, could similarly have an impact on our properties. Over time, these conditions could result in declining demand for space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.
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
There are numerous developers, real estate companies, such as other REITs, financial institutions, such as banks and insurance companies, and other investors, such as pension funds, private companies and individuals, with greater financial and other resources than we have that compete with us in seeking investments and tenants. Due to our focus on single-tenant properties located throughout the United States, and because some competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market. This competition may result in a higher cost for properties and lower returns and impact our ability to grow.

Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and share price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. We cannot assure you that our control environment will prevent material weaknesses from arising in the future. If we fail to maintain the adequacy of our internal control over financial reporting in the future, as such standards may be modified, supplemented or amended from time to time, we will be required to disclose such failure, and our financial reporting may not be relied on by investors. Moreover, effective internal control is necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, investors could lose confidence in our reported financial information, and the trading price of our debt and equity securities could drop significantly.
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
We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2019, we had aggregate interest rate swap agreements on $300.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance or default by the counterparties. Further, additional risks, including losses on a hedge position, may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. We may also have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
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
We are dependent upon key personnel, particularly our executive officers. We do not have employment agreements with our executive officers, but we have entered into severance arrangements with certain of our executive officers that provide certain payments upon specified termination events.
Our inability to retain the services of any of our key personnel, an unplanned loss of any of their services or our inability to replace them upon termination as needed, could adversely impact our operations. We do not have key man life insurance coverage on our executive officers.
There may be conflicts of interest between E. Robert Roskind and us.
E. Robert Roskind, our former Chairman, beneficially owns a significant number of OP units, and as a result, may face different and more adverse tax consequences than our other shareholders will if we sell our interests in certain properties or reduce mortgage indebtedness on certain properties. Our former Chairman may, therefore, have different objectives than us and our debt and equity security holders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt. In addition, Mr. Roskind holds the majority of a class of OP units that has a consent right with respect to certain fundamental transactions involving LCIF and/or us.
An affiliate of Mr. Roskind arranges real estate asset financings using funds raised from immigrant investors in accordance with the fifth preference employment-based immigration program administered by the U.S. Citizenship and Immigration Services. Two non-consolidated joint ventures have mezzanine financing from Mr. Roskind's affiliate.
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
Legislation such as the Americans with Disabilities Act may require us to modify our properties at substantial costs and noncompliance could result in the imposition of fines or an award of damages to private litigants. Future legislation may impose additional requirements. We may incur additional costs to comply with any future requirements.
We disclose Funds From Operations available to common shareholders and unitholders (or FFO), Adjusted Company Funds from Operations available to all equityholders and unitholders (or Adjusted Company FFO), Net Operating Income (or NOI) and other non-GAAP financial measures in documents filed and/or furnished with the SEC; however, neither FFO, Adjusted Company FFO, NOI nor the other non-GAAP financial measures we disclose are equivalent to our net income or loss as determined under GAAP or other applicable comparable GAAP measures, and you should consider GAAP measures to be more relevant to our operating performance.
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
We have a substantial amount of debt. We may be more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2019, our total consolidated indebtedness was approximately $1.3 billion and we had approximately $600.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.
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
We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2019, we have $129.1 million of debt that matures in April 2037 that is LIBOR indexed. In addition, we have a $300.0 million unsecured term loan which matures January 2025 that is LIBOR indexed and is subject to interest rate swap agreements through January 2025. Also, our unsecured revolving credit facility is subject to a variable rate. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Also, fixed-rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.
The LIBOR index rate may not be available in the future.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (or ARRC) has proposed that the Secured Overnight Financing Rate (or SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.

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
Our unsecured revolving credit facility, unsecured term loan and indentures governing our 4.40% and 4.25% Senior Notes contain certain cross-default and cross-acceleration provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness and consummate mergers, consolidations or sales of all or substantially all of our assets. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage than is available to us in the marketplace or on commercially reasonable terms.
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
The documents governing our non-recourse indebtedness contain restrictions on the operations of our property owner subsidiaries and their properties. Certain activities, like leasing and alterations, may be subject to the consent of the applicable lender. In addition, certain lenders engage third-party loan servicers that may not be as responsive as we would be or as the leasing market requires.
A downgrade in our credit ratings could have a material adverse effect on our business and financial condition.
The credit ratings assigned to us and our debt could change based upon, among other things, our results of operations and financial condition or the real estate industry generally. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in the applicable rating agency's judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common and preferred shares and are not recommendations to buy, sell or hold any other securities. Any downgrade of us or our debt could have a material adverse effect on the market price of our debt securities and our common and preferred shares. If any credit rating agency that has rated us or our debt downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could also have a material adverse effect on our costs and availability of capital, which could, in turn, have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to make dividends and distributions on our common shares and preferred shares.

We face risks associated with refinancings.
A significant number of the properties in which we have an interest are subject to a mortgage or other secured notes with balloon payments due at maturity. In addition, our corporate level borrowings require interest only payments with all principal due at maturity.
As of December 31, 2019, the consolidated scheduled balloon payments, inclusive of mortgages in default, for the next five calendar years are as follows ($ in millions):

Year	Property-Specific Balloon Payments	Corporate Recourse Balloon Payments
2020	$50.5	$—
2021	$17.0	$—
2022	$—	$—
2023	$—	$250.0
2024	$—	$250.0
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
The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt and any related guaranty. The holders of any of our secured debt also would have priority with respect to the secured collateral over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
None of our subsidiaries are guarantors of our unsecured debt; therefore assets of our subsidiaries may not be available to make payments on our unsecured indebtedness.
We are the sole borrower of our unsecured indebtedness and none of our subsidiaries were guarantors of our unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of subsidiary debt, including trade creditors, will generally be entitled to payment of their claims from the assets of our subsidiaries before any assets are made available for distribution to us.
All of our assets are held through our operating partnership and our other subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations depend in large part upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of distributions or otherwise.
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
Federal tax legislation passed in 2017 and primarily effective in 2018 made numerous changes to tax rules. These changes do not affect the REIT qualification rules directly, but may otherwise affect us or our shareholders. For example, the top federal income tax rate for individuals was reduced to 37%, there is a new deduction available for certain Qualified Business Income that reduces the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). To date, the Internal Revenue Service has issued limited guidance on the changes made by the new legislation. It is unclear at this time whether Congress will address these issues or when the Internal Revenue Service will issue additional administrative guidance on the changes made by the 2017 legislation.
Risks Related to Our Shares
We may change the dividend policy for our common shares in the future.
The decision to declare and pay dividends on our common shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Trustees in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. The actual dividend payable will be determined by our Board of Trustees based upon the circumstances at the time of declaration and the actual dividend payable may vary from such expected amount. In 2019, we changed our dividend policy for our common shares to reduce the quarterly dividend amount as a result of our strategy of investing primarily in industrial assets. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.
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
We have an unallocated universal shelf registration statement and we also maintain a direct share purchase plan, pursuant to which we may issue additional common shares. There is no restriction on our issuing additional common or preferred shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common or preferred shares or any substantially similar securities. We maintain an At-the-Market offering program pursuant to which we may enter into forward sale agreements. Settlement provisions contained in any forward sale agreement could result in substantial dilution to our earnings per share or result in substantial cash payment obligations. In addition, in the case of our bankruptcy or insolvency, any forward sale agreement will automatically terminate, and we would not receive the expected proceeds from the sale of our common shares under such agreement.
As of December 31, 2019, an aggregate of approximately 3.2 million of our common shares were issuable upon the exercise of employee share options and upon the exchange of OP units. Depending upon the number of such securities issued, exercised or exchanged at one time, an issuance, exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders or the market price of our common shares.
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
Our ability to issue additional shares. Our declaration of trust authorizes 1,000,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2019, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.
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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2019, we had equity ownership interests in approximately 130 consolidated real estate properties containing approximately 52.6 million square feet of rentable space, which were approximately 97.0% leased based upon net rentable square feet. Generally, all properties in which we have an interest are held through at least one property owner subsidiary.

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

Office Leases. We lease our headquarters office space in New York, New York and our satellite office in Dallas, Texas.

Leverage. As of December 31, 2019, we had outstanding mortgages and notes payable of approximately $393.9 million with a weighted-average interest rate of approximately 4.5% and a weighted-average maturity of 11.1 years.

Property Charts. The following tables list our properties by type, their locations, the net rentable square feet, the expiration of the current lease term and percent leased, as applicable, as of December 31, 2019.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2019
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Single-tenant properties:
318 Pappy Dunn Blvd.	Anniston	AL	276,782	11/24/2029	100%
4801 North Park Dr.	Opelika	AL	165,493	5/31/2042	100%
16811 W. Commerce Dr.	Goodyear	AZ	540,349	4/30/2026	100%
255 143rd Ave.	Goodyear	AZ	801,424	9/30/2030	100%
9494 W. Buckeye Rd.	Tolleson	AZ	186,336	9/30/2026	100%
2455 Premier Row	Orlando	FL	205,016	3/31/2021	100%
3102 Queen Palm Dr.	Tampa	FL	229,605	2/28/2023	100%
7875 White Rd. SW	Austell	GA	604,852	5/31/2025	100%
359 Gateway Dr.	Lavonia	GA	133,221	5/31/2030	100%
493 Westridge Pkwy.	McDonough	GA	676,000	10/31/2023	100%
490 Westridge Pkwy.	McDonough	GA	1,121,120	1/31/2028	100%
1420 Greenwood Rd.	McDonough	GA	296,972	8/31/2028	100%
7225 Goodson Rd.	Union City	GA	370,000	5/31/2024	100%
3931 Lakeview Corporate Dr.	Edwardsville	IL	769,500	9/30/2026	100%
4015 Lakeview Corporate Dr.	Edwardsville	IL	1,017,780	5/31/2030	100%
6255 East Minooka Rd.	Minooka	IL	1,034,200	9/30/2029	100%
1001 Innovation Rd.	Rantoul	IL	813,126	10/31/2034	100%
3686 S. Central Ave.	Rockford	IL	93,000	12/31/2021	100%
749 Southrock Dr.	Rockford	IL	150,000	12/31/2024	100%
1020 W. Airport Rd.	Romeoville	IL	188,166	10/31/2031	100%
1621 Veterans Memorial Pkwy E	Lafayette	IN	309,400	9/30/2024	100%
1285 W. State Road 32	Lebanon	IN	741,880	1/31/2024	100%
5352 Performance Way	Whitestown	IN	380,000	7/31/2025	100%
27200 West 157th St.	New Century	KS	446,500	1/31/2027	100%
10000 Business Blvd.	Dry Ridge	KY	336,350	6/30/2025	100%
730 North Black Branch Rd.	Elizabethtown	KY	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	539,592	6/30/2025	100%
301 Bill Bryan Blvd.	Hopkinsville	KY	424,904	6/30/2025	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2019
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
4010 Airpark Dr.	Owensboro	KY	211,598	6/30/2025	100%
1901 Ragu Dr.	Owensboro	KY	443,380	12/19/2020	100%
5001 Greenwood Rd.	Shreveport	LA	646,000	10/31/2026	100%
5417 Campus Dr.	Shreveport	LA	257,849	3/31/2022	100%
113 Wells St.	North Berwick	ME	993,685	4/30/2024	100%
2860 Clark St.	Detroit	MI	189,960	10/22/2035	100%
6938 Elm Valley Dr.	Kalamazoo	MI	150,945	10/25/2021	100%
904 Industrial Rd.	Marshall	MI	246,508	9/30/2028	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	311,612	10/31/2024	100%
16950 Pine Dr.	Romulus	MI	500,023	8/24/2032	100%
26700 Bunert Rd.	Warren	MI	260,243	10/31/2032	100%
1700 47th Ave North	Minneapolis	MN	18,620	12/31/2025	100%
549 Wingo Rd.	Byhalia	MS	855,878	3/31/2030	100%
1550 Hwy 302	Byhalia	MS	615,600	9/30/2027	100%
554 Nissan Pkwy.	Canton	MS	1,466,000	2/28/2027	100%
11555 Silo Dr.	Olive Branch	MS	927,742	4/30/2024	100%
11624 S. Distribution Cv.	Olive Branch	MS	1,170,218	6/30/2021	100%
6495 Polk Ln.	Olive Branch	MS	269,902	05/2023, 01/2024	100%
7670 Hacks Cross Rd.	Olive Branch	MS	268,104	2/28/2023	100%
8500 Nail Rd.	Olive Branch	MS	716,080	7/31/2029	100%
2880 Kenny Biggs Rd.	Lumberton	NC	423,280	11/30/2021	100%
671 Washburn Switch Rd.	Shelby	NC	673,425	5/31/2036	100%
2203 Sherrill Dr.	Statesville	NC	639,800	12/31/2020	100%
121 Technology Dr.	Durham	NH	500,500	3/30/2026	100%
5625 North Sloan Ln.	North Las Vegas	NV	180,235	9/30/2034	100%
736 Addison Rd.	Erwin	NY	408,000	11/30/2026	100%
29-01 Borden Ave. / 29-10 Hunters Point Ave.	Long Island City	NY	140,330	3/31/2028	100%
351 Chamber Dr.	Chillicothe	OH	475,218	6/30/2026	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2019
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
10590 Hamilton Ave.	Cincinnati	OH	264,598	12/31/2027	100%
1650 - 1654 Williams Rd.	Columbus	OH	772,450	6/30/2020	100%
7005 Cochran Rd.	Glenwillow	OH	458,000	7/31/2025	100%
191 Arrowhead Dr.	Hebron	OH	250,410	12/31/2021	100%
200 Arrowhead Dr.	Hebron	OH	400,522	12/31/2021	100%
675 Gateway Blvd.	Monroe	OH	143,664	12/31/2023	100%
600 Gateway Blvd.	Monroe	OH	994,013	8/31/2027	100%
700 Gateway Blvd.	Monroe	OH	1,299,492	6/30/2030	100%
10201 Schuster Way	Pataskala	OH	N/A	12/31/2067	100%
10345 Philipp Pkwy.	Streetsboro	OH	649,250	10/31/2026	100%
27255 SW 95th Ave.	Wilsonville	OR	508,277	10/31/2032	100%
250 Rittenhouse Cir.	Bristol	PA	241,977	11/30/2026	100%
590 Ecology Ln.	Chester	SC	420,597	7/14/2025	100%
50 Tyger River Dr.	Duncan	SC	221,833	8/31/2022	100%
70 Tyger River Dr.	Duncan	SC	408,000	1/31/2024	100%
231 Apple Valley Rd.	Duncan	SC	196,000	01/2024, 07/2024	100%
235 Apple Valley Rd.	Duncan	SC	177,320	4/30/2025	100%
27 Inland Pkwy.	Greer	SC	1,318,680	12/31/2034	100%
101 Michelin Dr.	Laurens	SC	1,164,000	1/31/2021	100%
5795 North Blackstock Rd.	Spartanburg	SC	341,660	7/31/2024	100%
1520 Lauderdale Memorial Hwy.	Cleveland	TN	851,370	3/31/2024	100%
900 Industrial Blvd.	Crossville	TN	222,200	9/30/2026	100%
120 Southeast Pkwy Dr.	Franklin	TN	289,330	12/31/2023	100%
201 James Lawrence Rd.	Jackson	TN	1,062,055	10/31/2027	100%
633 Garrett Pkwy.	Lewisburg	TN	310,000	3/31/2026	100%
3820 Micro Dr.	Millington	TN	701,819	9/30/2021	100%
200 Sam Griffin Rd.	Smyrna	TN	1,505,000	4/30/2027	100%
1501 Nolan Ryan Expy.	Arlington	TX	74,739	6/30/2027	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2019
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
7007 F.M. 362 Rd.	Brookshire	TX	262,095	3/31/2035	100%
2115 East Belt Line Rd.	Carrollton	TX	356,855	12/31/2033	100%
3737 Duncanville Rd.	Dallas	TX	510,440	8/31/2023	100%
4005 E I-30	Grand Prairie	TX	215,000	3/31/2037	100%
13863 Industrial Rd.	Houston	TX	187,800	3/31/2035	100%
13901/14035 Industrial Rd.	Houston	TX	132,449	3/31/2038	100%
13930 Pike Rd.	Missouri City	TX	N/A	4/30/2032	100%
10535 Red Bluff Rd.	Pasadena	TX	257,835	8/31/2023	100%
16407 Applewhite Rd.	San Antonio	TX	849,275	4/30/2027	100%
2601 Bermuda Hundred Rd.	Chester	VA	1,034,470	6/30/2030	100%
80 Tyson Dr.	Winchester	VA	400,400	12/18/2031	100%
291 Park Center Dr.	Winchester	VA	344,700	5/31/2021	100%
901 East Bingen Point Way	Bingen	WA	124,539	5/31/2024	100%
111 West Oakview Pkwy.	Oak Creek	WI	164,007	6/30/2035	100%
Multi-tenant/vacant properties:
2415 U.S. Hwy 78 East	Moody	AL	595,346	N/A	0%
3301 Stagecoach Rd. NE	Thomson	GA	208,000	N/A	0%
1133 Poplar Creek Rd.	Henderson	NC	196,946	N/A	0%
6050 Dana Way	Antioch	TN	674,528	Various	97%
	Industrial Total		48,742,014		97.9%

The 2019 net effective annual base cash rent for the industrial portfolio as of December 31, 2019 was $4.24 per square foot, excluding Pataskala, OH, and the weighted-average remaining lease term was 8.3 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART NON-INDUSTRIAL
As of December 31, 2019
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Single-tenant office properties:
8555 South River Pkwy.	Tempe	AZ	95,133	12/31/2033	100%
1440 East 15th St.	Tucson	AZ	28,591	7/31/2022	100%
3333 Coyote Hill Rd.	Palo Alto	CA	202,000	12/14/2023	100%
5600 Broken Sound Blvd.	Boca Raton	FL	143,290	2/14/2020	100%
9200 South Park Center Loop	Orlando	FL	59,927	9/30/2029	100%
3500 N. Loop Rd.	McDonough	GA	62,218	8/31/2021	100%
9601 Renner Blvd.	Lenexa	KS	77,484	6/30/2030	100%
4455 American Way	Baton Rouge	LA	70,100	10/31/2022	100%
133 First Park Dr.	Oakland	ME	78,610	8/31/2027	100%
9201 Stateline Rd.	Kansas City	MO	155,925	4/30/2031	100%
1415 Wyckoff Rd.	Wall	NJ	157,511	6/30/2021	100%
4 Apollo Drive	Whippany	NJ	123,734	11/30/2031	100%
1701 Market St.	Philadelphia	PA	304,037	1/31/2024	99%
1362 Celebration Blvd.	Florence	SC	32,000	2/14/2024	100%
3476 Stateview Blvd.	Fort Mill	SC	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	169,218	5/31/2024	100%
2401 Cherahala Blvd.	Knoxville	TN	59,748	5/31/2027	100%
1401 Nolan Ryan Expy.	Arlington	TX	161,808	1/31/2025	80%
270 Abner Jackson Pkwy.	Lake Jackson	TX	664,100	10/31/2036	100%
3711 San Gabriel	Mission	TX	75,016	6/30/2025	100%
2050 Roanoke Rd.	Westlake	TX	130,199	6/30/2021	100%
13651 McLearen Rd.	Herndon	VA	159,644	5/30/2022	100%
Multi-tenant/vacant office properties:
13430 North Black Canyon Fwy	Phoenix	AZ	138,940	Various	73%
5200 Metcalf Ave.	Overland Park	KS	320,198	N/A	0%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART NON-INDUSTRIAL
As of December 31, 2019
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
1460 Tobias Gadson Blvd.	Charleston	SC	50,246	10/31/2023	23%
820 Gears Rd.	Houston	TX	78,895	N/A	0%
Single-tenant other properties:
499 Derbyshire Dr.	Venice	FL	31,180	1/31/2055	100%
30 Light St.	Baltimore	MD	N/A	12/31/2048	100%
201-215 N. Charles St.	Baltimore	MD	N/A	8/31/2112	100%
Multi-tenant/vacant other properties:
King St./1042 Fort St. Mall	Honolulu	HI	77,459	Various	43%
			3,876,294		85.8%
			52,618,308		97.0%

The 2019 net effective annual base cash rent for the office/other portfolio as of December 31, 2019 was $15.03 per square foot, excluding single-tenant other property, and the weighted-average remaining lease term was 8.5 years.
The 2019 net effective annual base cash rent for the consolidated portfolio as of December 31, 2019 was $5.03 per square foot, excluding Pataskala, OH and single-tenant other property, and the weighted-average remaining lease term was 8.4 years.

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2019
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
143 Diamond Ave.	Parachute	CO	20%	49,024	4/30/2035	100%
2500 Patrick Henry Pkwy.	McDonough	GA	20%	111,911	6/30/2025	100%
231 N. Martingale Rd.	Schaumburg	IL	20%	317,198	12/31/2022	100%
3902 Gene Field Rd.	St. Joseph	MO	20%	98,849	6/30/2027	100%
1210 AvidXchange Ln.	Charlotte	NC	20%	201,450	4/30/2032	100%
6226 West Sahara Ave.	Las Vegas	NV	20%	282,000	1/31/2029	100%
2221 Schrock Rd.	Columbus	OH	20%	42,290	7/6/2027	100%
500 Olde Worthington Rd.	Westerville	OH	20%	97,000	3/31/2026	100%
25 Lakeview Dr.	Jessup	PA	20%	150,000	8/7/2027	100%
601 & 701 Experian Pkwy.	Allen	TX	20%	292,700	3/14/2025	100%
4001 International Pkwy.	Carrollton	TX	20%	138,443	12/31/2025	100%
10001 Richmond Ave.	Houston	TX	20%	554,385	9/30/2032	100%
810 Gears Rd.	Houston	TX	20%	78,895	1/10/2031	87%
6555 Sierra Dr.	Irving	TX	20%	247,254	2/28/2025	100%
8900 Freeport Pkwy.	Irving	TX	20%	268,445	3/31/2023	100%
2203 North Westgreen Blvd.	Katy	TX	25%	274,000	8/31/2036	100%
800 East Canal St.	Richmond	VA	20%	330,309	8/31/2030	87%
500 Kinetic Dr.	Huntington	WV	20%	68,693	11/30/2026	100%
				3,602,846		98.5%
In addition, we have two non-consolidated joint ventures with a developer, which own developable parcels of land in Etna, Ohio.
The 2019 net effective annual base cash rent for our proportionate share of the non-consolidated portfolio as of December 31, 2019 was $16.47 per square foot and the weighted-average remaining lease term was 9.8 years.

Development Projects
The following is a summary of our industrial development projects as of December 31, 2019:

Project (% owned)	Market	Property Type	Estimated Sq. Ft.	Estimated Project Cost ($000)	GAAP Investment Balance as of 12/31/2019 ($000)(1)	Lexington Amount Funded as of 12/31/2019 ($000)	Estimated Completion Date

Consolidated:
Fairburn (90%)	Atlanta, GA	Industrial	910,000	$53,812	$10,088	$7,687	4Q 20
Rickenbacker (100%)	Columbus, OH	Industrial	320,000	20,300	3,225	2,805	1Q 21
				$74,112	$13,313	$10,492

Non-consolidated:
ETNA Park 70 (90%)(2)	Columbus, OH	Industrial	TBD	TBD	$8,352	$8,644	TBD
ETNA Park 70 East (90%)(2)	Columbus, OH	Industrial	TBD	TBD	4,310	4,351	TBD
					$12,662	$12,995

(1)	GAAP investment balance is in real estate under construction for consolidated projects and in investments in non-consolidated entities for non-consolidated projects.

(2)	Plans and specifications for completion have not been completed and the square footage, estimated project costs and completion date cannot be determined.
Tenant Diversification

The following table sets forth information about the 15 largest tenants/guarantors in our portfolio based on total base rental revenue as of December 31, 2019 (in '000's, except square feet).

Tenants/Guarantors	Property Type	Lease Expirations	Number of Leases	Square Feet Leased	Square Feet Leased as a % of the Consolidated Portfolio(1)(2)	Base Rent(3)	Percentage of Base Rental Revenue(2)(3)
Dow	Office	2036	1	664,100	1.3%	$14,850	5.9%
Nissan	Industrial	2027	2	2,971,000	5.8%	12,760	5.0%
Dana	Industrial	2021-2026	7	2,053,359	4.0%	9,941	3.9%
Undisclosed (4)	Industrial	2031-2035	3	1,090,383	2.1%	7,139	2.8%
Watco	Industrial	2038	1	132,449	0.3%	6,773	2.7%
Xerox	Office	2023	1	202,000	0.4%	6,642	2.6%
Morgan Lewis (5)	Office	2024	1	289,432	0.6%	5,655	2.2%
Amazon	Industrial	2026-2030	3	2,515,492	4.9%	5,637	2.2%
Undisclosed (4)	Industrial	2023-2027	3	2,132,290	4.2%	5,527	2.2%
FedEx	Industrial	2023 & 2028	2	292,021	0.6%	5,479	2.2%
Hamilton Beach	Industrial	2021 & 2026	2	1,645,436	3.2%	4,948	2.0%
Asics	Industrial	2030	1	855,878	1.7%	4,388	1.7%
Spitzer	Industrial	2035	2	449,895	0.9%	4,344	1.7%
Vista Outdoor	Industrial	2034	1	813,126	1.6%	4,195	1.7%
Wells Fargo	Office	2024	2	338,301	0.7%	4,101	1.6%
			32	16,445,162	32.2%	$102,379	40.5%
(1)    Excludes vacant square feet.
(2)    Total shown may differ from detail amounts due to rounding.
(3)    Base Rent excludes tenant reimbursements and rent from prior tenants that are included in rental revenue and includes ancillary income.
(4)    Lease restricts certain disclosures.
(5)    Includes parking operations.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	Base Rent ($000's)(1)	Percentage of Base Rental Revenue(1)
2020	34	2,028,061	$8,006	3.1%
2021	22	5,781,584	25,587	10.1%
2022	5	738,017	6,744	2.7%
2023	11	2,748,475	14,669	5.8%
2024	21	6,593,436	28,348	11.1%
2025	18	4,149,754	18,796	7.4%
2026	11	4,949,330	18,392	7.2%
2027	12	7,418,113	27,791	10.9%
2028	4	1,804,930	11,855	4.7%
2029	4	2,086,989	5,388	2.1%
(1)    Base Rent excludes tenant reimbursements that are included in rental revenue and includes ancillary income.

The following chart sets forth the 2019 Base Rent ($000's) based on the credit rating of our consolidated tenants at December 31, 2019(1):

	Base Rent(2)	Percentage of Base Rental Revenue(2)
Investment Grade	$125,509	48.7%
Non-investment Grade	60,016	23.3%
Unrated	72,234	28.0%
	$257,759	100.0%

(1)	Credit ratings are based upon either tenant, guarantor or parent/sponsor. Generally, all multi-tenant assets are included in unrated. See Item 1A “Risk Factors”, above.
(2)    Base Rent excludes tenant reimbursements that are included in rental revenue and includes ancillary income.

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
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Trust Company, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court). On October 25, 2018, Cummins Inc., the tenant in the Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P. (“Lex Columbus”), the Company's property owner subsidiary, and Wells Fargo Trust Company, N.A., the trustee for the noteholders with a security interest in the office building. Despite failing to timely provide notice of intent to exercise a $5.0 million purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. did not dispute that it failed to comply with the requirements of the purchase option, but alleged that it is entitled to relief under several equitable theories.  Under the subject lease, as a result of the failure of Cummins Inc. to exercise its purchase option and to give notice of non-renewal, Cummins Inc.’s tenancy extended through July 31, 2024, with options to further extend for additional time periods.
On December 19, 2019, Lex Columbus sold its interest in the Columbus, Indiana office building to Cummins Inc. for a gross purchase price of $46.9 million and terminated the Cummins lease as part of a settlement of the litigation.  At the closing of the sale, Cummins Inc. paid rent for the period August 1, 2019 through December 18, 2019 in the amount of $1.9 million and reimbursed Lex Columbus for $0.7 million in expenses under the indemnity provision in the lease.  The litigation was dismissed with prejudice on December 20, 2019.

Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of Lexington

The following sets forth certain information relating to our executive officers:

Name	Business Experience
T. Wilson Eglin Age 55
Mr. Eglin has served as our Chairman since April 2019, our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010.

Beth Boulerice Age 55
Ms. Boulerice has served as our Chief Financial Officer and Treasurer since March 2019 and one of our Executive Vice Presidents since January 2013. Ms. Boulerice previously served as our Chief Accounting Officer from January 2011 to March 2019. Prior to joining us in January 2007, Ms. Boulerice was employed by First Winthrop Corporation and was the Chief Accounting Officer of Newkirk Realty Trust. Ms. Boulerice is a Certified Public Accountant.

Joseph S. Bonventre Age 44
Mr. Bonventre has served as our General Counsel since 2004, one of our Executive Vice Presidents since 2008 and our Secretary since 2014. Prior to joining us in September 2004, Mr. Bonventre was an associate in the corporate department of the law firm now known as Paul Hastings LLP. Mr. Bonventre is admitted to practice law in the State of New York.

Brendan P. Mullinix Age 45
Mr. Mullinix was appointed an executive officer in February 2018 and serves as our Executive Vice President focusing on investments.  Mr. Mullinix joined us in 1996 and previously served as a Senior Vice President and a Vice President.

Lara Johnson Age 47
Ms. Johnson was appointed an executive officer in February 2018 and serves as our Executive Vice President focusing on dispositions and strategic transactions. Prior to joining us in 2007, Ms. Johnson was an executive vice president of Newkirk Realty Trust and a member of its board of directors. Ms. Johnson previously served as senior vice president of Winthrop Financial Associates, as a vice president of Shelbourne I, Shelbourne II and Shelbourne III, three publicly-traded REITs, and as Director of Investor Relations for National Property Investors, Inc.

James Dudley Age 39
Mr. Dudley was appointed an executive officer in February 2018 and has served as an Executive Vice President and Director of Asset Management. He has been with the company since 2006 and has held various roles within the Asset Management Department. Prior to joining the firm, Mr. Dudley was employed by ORIX Capital Markets.

Mark Cherone Age 38
Mr. Cherone joined us as our Chief Accounting Officer in March 2019.  Prior to joining us, Mr. Cherone was the Corporate Controller for Brandywine Realty Trust since 2012.  Mr. Cherone is a Certified Public Accountant.

Patrick Carroll Age 56
Mr. Carroll has served as our Chief Risk Officer since March 2019 and one of our Executive Vice Presidents since January 2003. Mr. Carroll previously served as our Chief Financial Officer from May 1998 to March 2019 and our Treasurer from January 1999 to March 2019. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP. Mr. Carroll is a Certified Public Accountant.

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”.

Holders. As of February 18, 2020, we had approximately 2,545 common shareholders of record.

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
Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. No shares were purchased from us under the plan in 2019, 2018 and 2017.
Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2019, with respect to our Amended and Restated 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	34,000	$7.95	3,116,063
Equity compensation plans not approved by security holders	—	—	—
Total	34,000	$7.95	3,116,063

Recent Sales of Unregistered Securities.
We did not issue any common shares during 2019 on an unregistered basis.

Share Repurchase Program.
The following table summarizes common shares/OP units that were repurchased during the fourth quarter of 2019 pursuant to publicly announced repurchase plans(1):

Period	Total number of shares/units purchased	Average price paid per share/unit ($)	Total number of shares/units purchased as part of publicly announced plans or programs	Maximum number of shares/units that may yet be purchased under the plans or programs
October 1-31, 2019	—	$—	—	10,306,255
November 1-30, 2019	—	—	—	10,306,255
December 1-31, 2019	—	—	—	10,306,255
Total	—	$—	—	10,306,255

(1)     Shares repurchase authorization most recently announced on November 2, 2018, which has no expiration date.

Item 6. Selected Financial Data

The following sets forth selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2019. The selected consolidated financial data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and the related notes set forth in Item 8 “Financial Statements and Supplementary Data”, below. ($000's, except per share data):

	2019	2018	2017	2016	2015
Total gross revenues(1)	$325,969	$396,971	$392,690	$429,496	$430,839
Expenses applicable to revenues	(189,612)	(210,866)	(223,162)	(213,403)	(222,853)
Interest and amortization expense	(65,095)	(79,880)	(77,883)	(88,032)	(89,739)
Income from continuing operations	285,293	230,906	86,629	96,450	113,209
Total discontinued operations	—	—	—	—	1,682
Net income	285,293	230,906	86,629	96,450	114,891
Net income attributable to Lexington Realty Trust shareholders	279,910	227,415	85,583	95,624	111,703
Net income attributable to common shareholders	273,225	220,838	79,067	89,109	105,100
Income from continuing operations per common share - basic	1.15	0.93	0.33	0.38	0.44
Income from discontinued operations - basic	—	—	—	—	0.01
Net income per common share - basic	1.15	0.93	0.33	0.38	0.45
Income from continuing operations per common share - diluted	1.15	0.93	0.33	0.37	0.44
Income from discontinued operations per common share - diluted	—	—	—	—	0.01
Net income per common share - diluted	1.15	0.93	0.33	0.37	0.45
Cash dividends declared per common share	0.4125	0.71	0.7025	0.69	0.68
Net cash provided by operating activities	192,184	217,811	227,870	239,810	245,020
Net cash provided by (used in) investing activities	(186,965)	554,891	(283,074)	11,384	(391,016)
Net cash provided by (used in) financing activities	(53,156)	(707,611)	49,581	(237,301)	41,426
Real estate assets, net, including real estate - intangible assets	2,856,014	2,555,659	3,309,900	3,028,326	3,397,922
Total assets	3,180,260	2,953,840	3,553,020	3,441,467	3,808,403
Mortgages, notes payable, credit facility and term loans, including discontinued operations	1,311,977	1,492,483	2,068,867	1,860,598	2,190,740
Shareholders' equity	1,705,107	1,329,871	1,323,901	1,392,777	1,440,029
Total equity	1,724,719	1,346,678	1,340,835	1,412,491	1,462,531
Preferred share liquidation preference	96,770	96,770	96,770	96,770	96,770
(1)    2018 and 2017 amounts reclassified upon the adoption of ASC 842.

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

Introduction

The following is a discussion and analysis of the consolidated financial condition and results of operations of Lexington Realty Trust for the years ended December 31, 2019 and 2018, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying consolidated financial statements of the Company included herein and notes thereto.

Overview
General. We are a Maryland REIT focused on single-tenant industrial real estate investments. As of December 31, 2019, we had equity ownership interests in approximately 130 consolidated real estate properties, located in 31 states and encompassing approximately 52.6 million square feet, approximately 97.0% of which was leased.
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

Investment Trends
General. Over the last several years, we have focused our investment activity primarily on income producing single-tenant net-leased industrial real estate assets versus office and other asset types. We have seen that demand for space in the suburban office market has not been as strong as demand for space in the industrial market. We believe this is due to a continuing trend of downsizing of corporate office requirements and an increase in demand for regionalized distribution and e-commerce facilities. In addition, warehouse/distribution industrial assets generally require less capital for tenant improvement packages upon re-leasing than are required by office assets allowing us to retain cash flow.
Our industrial investments generally have one or more of the following characteristics (1) an attractive geographic location, (2) adaptability to a variety of users, including multi-tenant use and (3) a cost less than replacement cost or reflecting a below market rent. We prefer newer warehouse/distribution facilities to other industrial assets because of their adaptability of use. In 2019 and 2018, we only acquired warehouse/distribution facilities.
In 2019, we acquired $703.8 million of industrial investments, which is an increase of $388.2 million compared to 2018 investment activity of $315.6 million. As of December 31, 2019, our percentage of gross book value from industrial assets increased to 81.5% compared to 71.2% as of December 31, 2018 as a result of our acquisition and recycling efforts. We expect to continue to recycle our non-industrial portfolio into warehouse/distribution facilities. While our capital recycling strategy may have a near-term dilutive impact on earnings due to the sales of revenue-producing properties, we believe this strategy will benefit shareholder value in the long term.
Industrial Market. The challenge we face is finding industrial investments that will provide an attractive return without compromising our real estate or tenant credit underwriting criteria. We believe we have access to acquisition opportunities due to our relationships with developers, brokers, corporate users and sellers. However, competition for income producing single-tenant net-leased industrial real estate assets has increased, which drives up the cost of our investments and drives down the yield we are able to obtain.
Lease Term. Historically, we have acquired long-term leases with escalating rents, which we believe strengthen our future cash flows by providing a hedge against rising interest rates, extending our weighted-average lease term and balancing our lease expiration schedule.

Our industrial investment underwriting focuses less on tenant credit than our historical office investment underwriting as we focus on real estate characteristics. This has allowed us to acquire certain short-term leased industrial assets, which may be acquired at a discount compared to long-term leased industrial assets and allow for a value-add strategy through the lease renewal process.
Development. Following the economic downturn of the late 2000s, we provided build-to-suit financing for developers. However, the demand for industrial assets in the last several years has allowed developers to obtain construction financing from traditional banks and build on a speculative basis, which has limited our opportunities in the industrial build-to-suit market.
In an effort to gain more exposure to the build-to-suit industrial market, in December 2017, we acquired a 90% interest in a joint venture with a developer that acquired a developable parcel of land for industrial build-to-suit projects. In December 2018, a portion of the land was distributed to us and a ground tenant is developing the first build-to-suit project for a 1.2 million square foot warehouse/distribution facility for its own use on such portion, which is expected to be completed in 2020.
During 2019, we increased our development pipeline with three more developable parcels of land, one of which we wholly own and two of which we hold a 90% interest in. These land parcels are zoned to develop industrial real estate assets containing up to 2.9 million square feet.
Leasing Trends
General. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is a primary area of focus for our asset management.
Office Assets. Renewals of our office investments are time sensitive due to the suburban location and the ability of the renewing tenant to obtain alternative space. In addition, renewal rents may be lower than expiring rents and may carry higher tenant improvement allowances than industrial lease renewals. When we obtain a renewal at an office investment, we generally seek to recycle out of the office investment and into an industrial investment.
Industrial Assets. Renewals of industrial investments, particularly warehouse/distribution facilities, are generally not as time sensitive due to the minimal capital expenditures upon renewal as compared with office property renewals.
Multi-Tenant. If a property cannot be re-let to a single user and the property can be adapted to multi-tenant use, we determine whether the costs of adapting the property to multi-tenant use outweigh the benefit of funding operating costs while searching for a single-tenant and whether selling a vacant property, which limits operating costs and allows us to redeploy capital, is in the best interest of our shareholders.
Lease Protections. Certain of the long-term leases on properties in which we have an ownership interest contain provisions that may mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive (1) scheduled fixed base rent increases and (2) base rent increases based upon the consumer price index. In addition, a majority of the leases on the single-tenant properties in which we have an ownership interest require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. In addition, the leases on single-tenant properties in which we have an ownership interest are generally structured in a way that minimizes our responsibility for capital improvements. However, certain of our leases provide for some level of landlord responsibility for capital repairs and replacements, the cost of which is generally factored into the rental rate. Our motivation to release vacant space requires us to meet market demands with respect to rental rates, tenant concessions and landlord responsibilities. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases generally increase to include, among other items, some form of responsibility for capital repairs and replacements.
Tenant Credit. We continue to monitor the credit of tenants of properties in which we have an interest by (1) subscribing to rating agency information, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses and (4) monitoring the timeliness of rent collections.
Leasing Activity. During 2019, we entered into 23 new leases and lease extensions encompassing approximately 6.4 million square feet. The average GAAP base rent, excluding tenant reimbursements, on these extended leases was approximately $7.12 per square foot compared to the average GAAP base rent, excluding tenant reimbursements, on these leases before extension of $6.62 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2019 was approximately $7.78 per square foot for new leases and $2.48 per square foot for extended leases.

Non-Recourse Mortgage Loan Resolutions
We may convey in foreclosure or via a deed-in-lieu of foreclosure certain properties in which we have an interest if we deem the balance of the non-recourse mortgage loans encumbering the properties in excess of the value of the property collateral. As of December 31, 2019, two of our office investments were in receivership and we expect to dispose of such properties in foreclosure sales during 2020.
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
Impairment charges
During 2019 and 2018, we incurred impairment charges on certain of our assets of $5.3 million and $95.8 million, respectively, due to each asset's carrying value being below its estimated fair value. Most of the impairment charges in 2019 and 2018 were incurred on non-core assets due to anticipated shortened holding periods. The real estate assets we sold that resulted in impairment charges were primarily non-core assets including land investments, retail properties and under performing and multi-tenant properties. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
Critical Accounting Policies
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
Impairment of Real Estate. We evaluate the carrying value of all tangible and intangible real estate assets held for investment for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. We consider the strategic decisions regarding the future plans to sell properties and other market factors. We regularly update significant estimates and assumptions including rental rates, capitalization rates and discount rates, which are included in the anticipated future undiscounted cash flows derived from the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds its estimated fair value, which may be below the balance of any non-recourse financing. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.
New Accounting Pronouncements

For a discussion of new accounting pronouncements, see note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements included in this report.
Cybersecurity
While we have yet to experience a cyber attack that disrupted our operations in any material respect, all companies, including ours, are increasing the resources allocated to address and protect against cybersecurity threats. Due to the small size of our organization, we rely on third-parties to provide advice and services with respect to cybersecurity, which is not currently, but could become, a material cost.

Environmental, Social and Governance

ESG matters are becoming a central focus for our shareholders, employees, tenants, suppliers, creditors, and communities. We expect our ESG objectives and the resources allocated to ESG matters will continue to evolve over time as we assess strategies that are most appropriate for our organization.

Liquidity
General. Since becoming a public company, our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) the public and private equity and debt markets, (3) property specific debt, (4) corporate level borrowings, (5) commitments from co-investment partners and (6) proceeds from the sales of our investments. We believe our ratio of dividends to Funds From Operations is conservative, and allows us to retain cash flow for internal growth.
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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $192.2 million for 2019 and $217.8 million for 2018. Cash flows from operations have been decreasing primarily due to dispositions as we reshape our portfolio to have a higher concentration of industrial assets versus other asset types. Industrial assets, as compared with office assets, generally provide for less rental revenue due to lower capitalization rates than can be obtained from office assets. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $(187.0) million in 2019 and $554.9 million in 2018. Cash used in investing activities related primarily to investments in real estate properties, real estate under construction, payments for capital improvements and deferred leasing costs, as well as, investments in non-consolidated entities and changes in real estate deposits. Cash provided by investing activities primarily consisted of proceeds from the sale of properties and distributions from non-consolidated entities in excess of accumulated earnings. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled $53.2 million in 2019 and $707.6 million in 2018. Cash used in financing activities related primarily to dividend and distribution payments, repurchases of common shares, payments of deferred financing costs, debt payments and early extinguishment of debt charges. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common shares and non-recourse mortgage and corporate borrowings.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we (1) believe conditions are favorable and (2) have a compelling use of proceeds. Due to our borrowing capacity under our unsecured revolving credit facility and proceeds from dispositions and mortgage financings, we did not access the public debt markets in 2019 and 2018.

During 2015, our Board of Trustees authorized the repurchase of up to 10.0 million common shares and increased this authorization by 10.0 million common shares in 2018. The share repurchase program does not expire. During 2019 and 2018, we repurchased and retired approximately 0.4 million and 5.9 million common shares, respectively, at an average price of $8.13 and $8.05, respectively, per common share under the repurchase program. Approximately 10.3 million common shares remain available for repurchase at December 31, 2019. We have continued to, and in the future may, repurchase our common shares in the context of our overall capital plan, and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.
We expect to continue to access debt and equity markets in the future to implement our business strategy and to fund future growth. However, general economic uncertainty and the volatility in these markets can make accessing these markets more difficult at times.

Operating Partnership Structure. Our operating partnership structure permits us to effect acquisitions by issuing OP units to a property owner as a form of consideration in exchange for the property. Substantially all outstanding OP units are redeemable by the holder at certain times on a one OP unit for approximately 1.13 common shares basis or, at our election, with respect to certain OP units, cash. Substantially all outstanding OP units require us to pay quarterly distributions to the holders of such OP units equal to the dividends paid to our common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their applicable partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. We are party to a funding agreement with our operating partnership under which we may be required to fund distributions made on account of OP units. No OP units have a liquidation preference. In recent years there has not been a great demand for OP units as consideration and, as a result, we expect the percentage of common shares that will be outstanding in the future relative to OP units will increase, and income attributable to noncontrolling interests should be expected to decrease, as such OP units are redeemed for our common shares. Furthermore, our credit agreement requires us to own at least 95.5% of a subsidiary for the assets of such subsidiary to be included in the calculation of our credit agreement covenants, which incents us to maintain our percentage ownership in LCIF and not issue additional OP units.

As of December 31, 2019, there were 2.8 million OP units outstanding which were convertible into 3.2 million common shares assuming we satisfied redemptions entirely with common shares.

Property Specific Debt. As of December 31, 2019, our consolidated property owner subsidiaries, including subsidiaries that are in default, had aggregate balloon payments of $50.5 million and $17.0 million maturing in 2020 and 2021, respectively. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($122.7 million at December 31, 2019), property sale proceeds or borrowing capacity on our primary credit facility ($600.0 million as of December 31, 2019, subject to covenant compliance).

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

In 2019 and 2018, we obtained or assumed, through our consolidated property owner subsidiaries, $41.9 million and $26.4 million, respectively, in non-recourse mortgage loans with interest rates ranging from 4.3% to 5.4% and maturity dates ranging from 2022 to 2032. Our secured debt decreased to approximately $393.9 million at December 31, 2019 compared to $575.5 million at December 31, 2018. We expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate. We believe our financing strategy will also allow us to further lower our financing costs and improve our cash flow, financial flexibility and certain credit metrics.

Corporate Borrowings. The following Senior Notes were outstanding as of December 31, 2019:

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
A summary of the significant terms of our unsecured credit agreement, as of December 31, 2019, are as follows:

	Maturity Date	Interest Rate
$600.0 Million Revolving Credit Facility(1)	02/2023	LIBOR + 0.90%
$300.0 Million Term Loan(1)	01/2025	LIBOR + 1.00%

(1)
In February 2019, we: (i) increased the total commitment of the revolving credit facility from $505.0 million to $600.0 million; (ii) extended the maturity date of the revolving credit facility from August 2019 to February 2023 and allowed for the extension to February 2024 at our option; and (iii) reduced the applicable margin rates on both the revolving credit facility and term loan due in 2021. In July 2019, we extended the maturity of the $300 million term loan to January 2025 and swapped the LIBOR portion of the interest rate to obtain a current fixed rate of 2.732% per annum. At December 31,2019, the revolving credit facility had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.

As of December 31, 2019, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bore interest at a fixed rate of 6.804% through April 2017 and, thereafter, bears interest at a variable rate of three month LIBOR plus 170 basis points. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2019 and 2018, there were $129.1 million of these securities outstanding.

Co-investment Programs and Joint Ventures. We have entered into co-investment programs and joint ventures with institutional investors and other real estate companies to mitigate our risk in certain assets and increase our return on equity to the extent we earn management or other fees. However, investments in co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital. Due to our size, we do not expect to enter into co-investment programs and joint ventures seeking future investments, except with developers for industrial development projects. In 2018, we sold 21 office assets to a newly-formed joint venture, which we refer to as NNN JV, in which we acquired a 20% interest. We believe this joint venture complemented our current business strategy by partially reducing our exposure to office assets.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2019, we disposed of our interests in 22 properties for an aggregate gross price of $621.6 million. Additionally, we disposed of five properties in our non-consolidated joint ventures for an aggregate gross price of $176.9 million. These proceeds were used to retire indebtedness encumbering properties in which we have an interest and corporate debt obligations and make investments.

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

As of December 31, 2019, we had approximately $1.3 billion of indebtedness, consisting of mortgages and notes payable outstanding, a term loan, 4.40% and 4.25% Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 4.0%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.
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

We paid approximately $122.8 million in cash dividends to our common and preferred shareholders in 2019. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

Capital Resources

General. Due to the net-lease structure of a majority of our investments, our property owner subsidiaries historically have not incurred significant expenditures in the ordinary course of business to maintain the properties in which we have an interest. As leases expire, we expect our property owner subsidiaries to incur costs in extending the existing tenant leases, re-tenanting the properties with a single-tenant, or converting the property to multi-tenant use. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions, rental rates and property type.

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

Property Expansions. Under certain leases, tenants have the right to expand the facility located on a property in which we have an interest. We expect our property owner subsidiaries may fund these property expansions with either additional secured borrowings, the repayment of which will be funded out of rental increases under the leases covering the expanded properties, or capital contributions from us.
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

Results of Operations

Year ended December 31, 2019 compared with December 31, 2018. The decrease in total gross revenues in 2019 of $71.0 million was primarily attributable to a decrease in rental revenue of $74.7 million, offset by an increase in other income of $3.7 million. The decrease in rental revenue was primarily due to (i) a reduction of $79.1 million of rental revenue due to property sales, (ii) a decrease of $9.9 million due to changes with occupancy, and (iii) the acceleration of below-market lease intangible accretion on three retail assets of $10.4 million in 2018, partially offset by revenue from properties acquired in 2019 and 2018 of $27.4 million. The increase in other income was primarily due to an increase in fee income related to fees earned from NNN JV, which was formed in 2018.

Depreciation and amortization decreased by $20.6 million primarily due to the sale of real estate properties in 2019 and 2018, partially offset by depreciation and amortization of acquired properties.

The decrease in property operating expense of $0.7 million was primarily due to reduced operating costs associated with sold properties, including vacant properties, partially offset by 2019 and 2018 property acquisitions with operating expense responsibilities.

The decrease in general and administrative expense of $0.9 million was primarily due to a decrease in payroll costs due to retirements and terminations of certain employees.

The decrease in interest and amortization expense of $14.8 million was primarily due to a decrease in our overall borrowing rate and amount of debt outstanding during the period.

The change in debt satisfaction charges, net, of $1.9 million was primarily due to the timing of debt retirements.

The decrease in impairment charges of $90.5 million related to the timing of impairment charges recognized on certain properties, primarily due to potential sales, vacancies and lack of leasing prospects. The impairment charges of $95.8 million in 2018 were primarily due to our intention to dispose of non-industrial assets, thus shortening the holding period of certain assets.

The decrease in gains on sales of properties of $2.0 million related to the timing of property dispositions.

The change in equity in earnings (losses) of non-consolidated entities of $1.2 million was primarily due to the timing of gains on sales of properties and the formation of the NNN JV in 2018.

The increase in net income attributable to noncontrolling interests of $1.9 million was primarily due to an increase in net income of LCIF in 2019 compared to 2018, primarily due to gains recognized on sales of properties.

The increase in net income attributable to common shareholders of $52.4 million was primarily due to the items discussed above.

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

The analysis of the results of operations for the year ended December 31, 2018 compared with December 31, 2017 is included in the Company's 2018 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, on March 13, 2019.

Same-Store Results

Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods, excluding properties encumbered by mortgage loans in default, as applicable. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the years ended December 31, 2019 and 2018 ($000):

	2019	2018
Total cash base rent	$214,081	$216,563
Tenant reimbursements	22,044	17,791
Property operating expenses	(28,226)	(22,924)
Same-store NOI	$207,899	$211,430
Our reported same-store NOI decreased from 2018 to 2019 by 1.7%. As of December 31, 2019 and 2018, our historical same-store square footage leased was 96.7% and 98.5%, respectively.
The decrease in same-store NOI between periods primarily related to a decrease in cash base rent and an increase in non-reimbursed operating expenses, which was primarily attributable to property vacancies and renewals or retenanting of office properties at lower rental rates in order to obtain long-term leases.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Twelve Months ended December 31,
	2019	2018
Net income	$285,293	$230,906

Interest and amortization expense	65,095	79,880
Provision for income taxes	1,379	1,728
Depreciation and amortization	147,594	168,191
General and administrative	30,785	31,662
Transaction costs	202	260
Non-operating/advisory income	(6,180)	(3,491)
Gains on sales of properties	(250,889)	(252,913)
Impairment charges	5,329	95,813
Debt satisfaction charges, net	4,517	2,596
Equity in (earnings) of non-consolidated entities	(2,890)	(1,708)
Lease termination income	(2,226)	(2,755)
Straight-line adjustments	(14,502)	(20,968)
Lease incentives	1,191	1,686
Amortization of above/below market leases	(443)	(10,132)

NOI	264,255	320,755

Less NOI:
Acquisitions and dispositions	(57,320)	(103,640)
Properties in default	964	(5,685)
Same-Store NOI	$207,899	$211,430
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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for 2019 and 2018 (dollars in thousands, except share and per share amounts):

	2019	2018
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$273,225	$220,838
Adjustments:
Depreciation and amortization	144,792	164,261
Impairment charges - real estate	5,329	95,813
Noncontrolling interests - OP units	4,376	2,528
Amortization of leasing commissions	2,802	3,930
Joint venture and noncontrolling interest adjustment	9,449	4,063
Gains on sales of properties, including non-consolidated entities and net of tax	(255,048)	(254,269)
FFO available to common shareholders and unitholders - basic	184,925	237,164
Preferred dividends	6,290	6,290
Amount allocated to participating securities	395	287
FFO available to all equityholders and unitholders - diluted	191,610	243,741
Debt satisfaction charges, net, including non-consolidated entities	4,773	2,596
Other(1)	202	(10,038)
Adjusted Company FFO available to all equityholders and unitholders - diluted	$196,585	$236,299

Per Common Share and Unit Amounts
Basic:
FFO	$0.77	$0.99

Diluted:
FFO	$0.78	$0.99
Adjusted Company FFO	$0.80	$0.96

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	237,642,048	236,666,375
Operating partnership units(2)	3,490,147	3,616,120
Weighted-average common shares outstanding - basic FFO	241,132,195	240,282,495

Diluted:
Weighted-average common shares outstanding - diluted EPS	237,934,515	240,810,990
Unvested share-based payment awards	22,813	—
Operating partnership units(2)	3,490,147	—
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	246,158,045	245,521,560

(1) "Other" primarily consisted of transaction related costs in 2019 and the acceleration of below-market lease intangible accretion in 2018.
(2) Includes OP units other than OP units held by us.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2019 ($000's):

	2020	2021	2022	2023	2024	2025 and Thereafter	Total
Mortgages and notes payable(1)	$71,099	$36,597	$18,564	$20,136	$13,856	$233,620	$393,872
Term loans payable	—	—	—	—	—	300,000	300,000
Senior notes payable	—	—	—	250,000	250,000	—	500,000
Trust preferred securities	—	—	—	—	—	129,120	129,120
Interest payable(2)	53,356	47,715	46,254	39,740	28,218	124,349	339,632
Operating lease obligations(3)	5,236	5,060	5,135	5,279	5,301	25,621	51,632
	$129,691	$89,372	$69,953	$315,155	$297,375	$812,710	$1,714,256

1.	Consists of principal and balloon payments.

2.
Consists of fixed-rate debt and variable-rate debt at the rate in effect at December 31, 2019. Variable-rate debt as of December 31, 2019 is comprised of $129.1 million Trust Preferred Securities (90-day LIBOR plus 1.7% and matures 2037).

3.
Includes ground lease, office rents and equipment lease payments. Amounts disclosed do not include rents that adjust to fair market value. In addition, certain ground lease payments due under bond leases allow for a right of offset between the lease obligation and the debt service and accordingly are not included.

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

We had four development projects as of December 31, 2019, which are described in "Properties" in Part I, Item 2 of this Annual Report. Due to the early stage of development of each project and the uncertainty of construction schedules at such stage, we are unable to estimate the timing of the required fundings for development projects.

Item 7A. Quantitative and Qualitative Disclosure about Market-Risk

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $129.1 million and $174.1 million at December 31, 2019 and 2018, respectively, which represented 9.8% and 11.6%, respectively, of our aggregate principal consolidated indebtedness. During 2019 and 2018, our variable-rate indebtedness had a weighted-average interest rate of 3.8% and 3.2%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2019 and 2018 would have increased by $3.2 million and $4.9 million, respectively. As of December 31, 2019 and 2018, our aggregate principal consolidated fixed-rate debt was $1.2 billion and $1.3 billion, respectively, which represented 90.2% and 88.4%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2019 and is indicative of the interest rate environment as of December 31, 2019, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.2 billion as of December 31, 2019.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have historically entered into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2019, we had four interest rate swap agreements in our consolidated portfolio, all of which expire in January 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Lexington Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lexington Realty Trust and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 for the year ended December 31, 2019 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Real Estate, net - Determination of Impairment Indicators and Impairment - Refer to Notes 2 and 5 of the financial statements
Critical Audit Matter Description
The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that indicate that the carrying value of real estate assets may no longer be recoverable. Possible indications of impairment may include whether there is a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. When such events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing anticipated future undiscounted cash flows expected to be derived from the asset to the respective carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the fair value of the asset. An asset is determined to be impaired if the asset's carrying value exceeds its estimated fair value.

The Company makes significant assumptions to estimate its holding period of an asset. Additionally, for those real estate assets where indications of impairment have been identified, the Company makes significant estimates and assumptions related to rental rates and capitalization rates included in the estimated future undiscounted cash flows and, as necessary, the discount rate applied to determine the fair value of the assets. Changes in these assumptions could have a significant impact on the identification of real estate assets for impairment, the estimated fair value of the asset, or the amount of any impairment charge recognized. Total real estate assets as of December 31, 2019, were $3,744 million, net of impairment losses recorded in 2019 of $5.3 million.
Auditing management’s assumptions requires evaluation of whether management appropriately identified impairment indicators relating to the asset’s estimated holding periods and whether management’s anticipated future undiscounted cash flows and estimated fair values are reasonable. Because of the subjectivity of these assumptions, our audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate management’s estimated holding period of an asset and to evaluate the assumptions used in undiscounted cash flows and fair value models included the following, among others:

•
We tested the effectiveness of controls over management's evaluation of real estate assets for impairment, specifically over identification of possible events or changes in estimated holding period of an asset, controls over rental rates and capitalization rates used in management’s anticipated future undiscounted cash flows, as well as controls over management selection and estimate of discount rates in estimating fair value of real estate assets.

•	We evaluated the Company’s assessment of estimated holding periods by:

a.	Comparing management’s previous holding period assumptions to the Company’s subsequent sale of an asset.

b.	Discussing with accounting and operations management the Company’s intent regarding sale or holding onto the asset.
c. Evaluating the consistency of the assumptions used with obtained audit evidence in other audit areas.
d. Reading minutes of the executive committee and board of directors’ meetings to identify any indicators that a long-lived asset will likely be sold or otherwise disposed of before the end of its previously estimated useful life.

•
We evaluated the Company’s determination of anticipated future undiscounted cash flows for those assets with impairment indicators and the fair value for those that the carrying value was determined not to be recoverable by performing the following:

With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including testing the source information underlying the determination of the discount rate, rental rates, and capitalization rates; and (3) mathematical accuracy of the calculation by developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management.

/s/ Deloitte & Touche LLP

New York, New York
February 20, 2020

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of Lexington Realty Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.
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
February 20, 2020

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2019	2018
Assets:
Real estate, at cost	$3,320,574	$3,090,134
Real estate - intangible assets	409,756	419,612
Investments in real estate under construction	13,313	—
	3,743,643	3,509,746
Less: accumulated depreciation and amortization	887,629	954,087
Real estate, net	2,856,014	2,555,659
Assets held for sale	—	63,868
Operating right-of-use assets, net	38,133	—
Cash and cash equivalents	122,666	168,750
Restricted cash	6,644	8,497
Investments in non-consolidated entities	57,168	66,183
Deferred expenses (net of accumulated amortization of $23,382 in 2019 and $27,397 in 2018)	18,404	15,937
Rent receivable - current	3,229	3,475
Rent receivable - deferred	66,294	58,692
Other assets	11,708	12,779
Total assets	$3,180,260	$2,953,840

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$390,272	$570,420
Term loan payable, net	297,439	298,733
Senior notes payable, net	496,870	496,034
Trust preferred securities, net	127,396	127,296
Dividends payable	32,432	48,774
Liabilities held for sale	—	386
Operating lease liabilities	39,442	—
Accounts payable and other liabilities	29,925	30,790
Accrued interest payable	7,897	4,523
Deferred revenue - including below market leases (net of accumulated accretion of $11,876 in 2019 and $17,606 in 2018)	20,350	20,531
Prepaid rent	13,518	9,675
Total liabilities	1,455,541	1,607,162

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 254,770,719 and 235,008,554 shares issued and outstanding in 2019 and 2018, respectively	25	24
Additional paid-in-capital	2,976,670	2,772,855
Accumulated distributions in excess of net income	(1,363,676)	(1,537,100)
Accumulated other comprehensive income (loss)	(1,928)	76
Total shareholders’ equity	1,705,107	1,329,871
Noncontrolling interests	19,612	16,807
Total equity	1,724,719	1,346,678
Total liabilities and equity	$3,180,260	$2,953,840

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2019	2018	2017
Gross revenues:
Rental revenue	$320,622	$395,339	$391,641
Other income	5,347	1,632	1,049
Total gross revenues	325,969	396,971	392,690
Expense applicable to revenues:
Depreciation and amortization	(147,594)	(168,191)	(173,968)
Property operating	(42,018)	(42,675)	(49,194)
General and administrative	(30,785)	(31,662)	(34,158)
Litigation settlement	—	—	(2,050)
Non-operating income	2,262	1,859	9,329
Interest and amortization expense	(65,095)	(79,880)	(77,883)
Debt satisfaction gains (charges), net	(4,517)	(2,596)	6,196
Impairment charges and loan losses	(5,329)	(95,813)	(44,996)
Gains on sales of properties	250,889	252,913	63,428
Income before provision for income taxes, equity in earnings (losses) of non-consolidated entities	283,782	230,926	89,394
Provision for income taxes	(1,379)	(1,728)	(1,917)
Equity in earnings (losses) of non-consolidated entities	2,890	1,708	(848)
Net income	285,293	230,906	86,629
Less net income attributable to noncontrolling interests	(5,383)	(3,491)	(1,046)
Net income attributable to Lexington Realty Trust shareholders	279,910	227,415	85,583
Dividends attributable to preferred shares - Series C	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(395)	(287)	(226)
Net income attributable to common shareholders	$273,225	$220,838	$79,067
Net income attributable to common shareholders - per common share basic	$1.15	$0.93	$0.33
Weighted-average common shares outstanding - basic	237,642,048	236,666,375	237,758,408
Net income attributable to common shareholders - per common share diluted	$1.15	$0.93	$0.33
Weighted-average common shares outstanding - diluted	237,934,515	240,810,990	241,537,837
The accompanying notes are an integral part of these consolidated financial statements.
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2019	2018	2017
Net income	$285,293	$230,906	$86,629
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(2,004)	(989)	2,098
Other comprehensive income (loss)	(2,004)	(989)	2,098
Comprehensive income	283,289	229,917	88,727
Comprehensive income attributable to noncontrolling interests	(5,383)	(3,491)	(1,046)
Comprehensive income attributable to Lexington Realty Trust shareholders	$277,906	$226,426	$87,681
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2019

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2018	$1,346,678	1,935,400	$94,016	235,008,554	$24	$2,772,855	$(1,537,100)	$76	$16,807
Issuance of partnership interest in real estate	867	—	—	—	—	—	—	—	867
Redemption of noncontrolling OP units for common shares	—	—	—	391,993	—	1,655	—	—	(1,655)
Issuance of common shares and deferred compensation amortization, net	209,373	—	—	20,579,745	2	209,371	—	—	—
Repurchase of common shares	(958)	—	—	(441,581)	—	(958)	—	—	—
Repurchase of common shares to settle tax obligations	(5,281)	—	—	(712,430)	(1)	(5,280)	—	—	—
Forfeiture of employee common shares	15	—	—	(55,562)	—	—	15	—	—
Dividends/distributions	(109,264)	—	—	—	—	—	(106,501)	—	(2,763)
Net income	285,293	—	—	—	—	—	279,910	—	5,383
Other comprehensive loss	(2,004)	—	—	—	—	—	—	(2,004)	—
Reallocation of noncontrolling interests	—	—	—	—	—	(973)	—	—	973
Balance December 31, 2019	$1,724,719	1,935,400	$94,016	254,770,719	$25	$2,976,670	$(1,363,676)	$(1,928)	$19,612

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2019	2018	2017
Cash flows from operating activities:
Net income	$285,293	$230,906	$86,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,440	172,088	177,561
Gains on sales of properties	(250,889)	(252,913)	(63,428)
Debt satisfaction (gains) charges, net	4,517	2,596	(6,196)
Impairment charges and loan losses	5,329	95,813	44,996
Straight-line rents	(14,264)	(20,207)	(19,568)
Amortization of right of use assets	3,645	—	—
Other non-cash (income) expense, net	6,060	(3,060)	8,093
Equity in (earnings) losses of non-consolidated entities	(2,890)	(1,708)	848
Distributions of accumulated earnings from non-consolidated entities	2,571	2,083	403
Unearned contingent acquisition consideration	—	—	(3,922)
Change in accounts payable and other liabilities	(270)	(129)	(1,141)
Change in rent receivable and prepaid rent, net	3,770	(3,942)	2,922
Change in accrued interest payable	3,368	(891)	16
Other adjustments, net	(4,496)	(2,825)	657
Net cash provided by operating activities:	192,184	217,811	227,870
Cash flows from investing activities:
Investment in real estate, including intangible assets	(662,010)	(315,959)	(558,571)
Investment in real estate under construction	(11,332)	—	(83,274)
Capital expenditures	(17,829)	(15,506)	(15,184)
Net proceeds from sale of properties	504,118	898,514	223,853
Net proceeds from sale of non-consolidated investment	—	—	6,127
Principal payments received on loans receivable	—	—	139,042
Investments in non-consolidated entities, net	(8,018)	(10,206)	(9,898)
Distributions from non-consolidated entities in excess of accumulated earnings	17,119	3,330	531
Payments of deferred leasing costs	(8,196)	(4,522)	(6,526)
Change in real estate deposits	(817)	(760)	20,826
Net cash provided by (used in) investing activities	(186,965)	554,891	(283,074)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(122,843)	(175,537)	(172,101)
Principal amortization payments	(24,259)	(29,666)	(30,082)
Principal payments on debt, excluding normal amortization	(89,242)	(14,599)	(50,797)
Proceeds of mortgages and notes payable	—	26,350	45,400
Term loan payments	—	(300,000)	—
Proceeds from term loans	—	—	95,000
Revolving credit facility borrowings	110,000	150,000	270,000
Revolving credit facility payments	(110,000)	(310,000)	(110,000)
Payment of early extinguishment of debt charges	(3,505)	(5)	(1,326)
Payments of deferred financing costs	(5,456)	(690)	(2,124)
Cash distributions to noncontrolling interests	(2,763)	(3,429)	(3,242)
Cash contributions from noncontrolling interests	867	—	—
Redemption of a noncontrolling interest	—	—	(7,951)
Repurchase of common shares	(3,598)	(47,217)	—
Issuance of common shares, net of costs and repurchases to settle tax obligations	197,643	(2,818)	16,804
Net cash provided by (used in) financing activities	(53,156)	(707,611)	49,581
Change in cash, cash equivalents and restricted cash	(47,937)	65,091	(5,623)
Cash, cash equivalents and restricted cash, at beginning of year	177,247	112,156	117,779
Cash, cash equivalents and restricted cash, at end of year	$129,310	$177,247	$112,156
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
As of December 31, 2019, the Company had equity ownership interests in approximately 130 consolidated properties located in 31 states. The properties in which the Company has an interest are primarily net-leased to tenants in various industries.
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
In December 2019, the Company acquired a 90% interest in a joint venture with a developer, which acquired a land parcel in the Atlanta, Georgia market to develop an industrial property. Based upon the facts and circumstances at the formation of the joint venture, the Company determined that the joint venture is a variable interest entity in accordance with the applicable accounting guidance. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the joint venture. Based upon the fact that the Company controls the activities that most significantly impact the performance of the joint venture under the operating and related agreements of the joint venture, the joint venture is consolidated in the Company's financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of December 31, 2019 and 2018, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the Consolidated Balance Sheets as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Real estate, net	$592,372	$509,916
Total assets	$645,623	$607,963
Mortgages and notes payable, net	$82,978	$192,791
Total liabilities	$101,901	$203,322

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
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans, the determination of the incremental borrowing rate for leases where the Company is the lessee and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Prior to January 1, 2018, acquisition and pursuit costs were expensed as incurred and were included in property operating expense in the accompanying Consolidated Statement of Operations, which were $2,171 for 2017. Effective January 1, 2018, the Company's acquisitions are primarily considered asset acquisitions and acquisition costs are now capitalized.
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
Impairment of Real Estate. The Company evaluates the carrying value of all tangible and intangible real estate assets held for investment for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The Company considers the strategic decisions regarding the future plans to sell properties and other market factors. The Company regularly updates significant estimates and assumptions including rental rates, capitalization rates and discount rates, which are included in the anticipated future undiscounted cash flows derived from the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds its estimated fair value, which may be below the balance of any non-recourse financing. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.
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
Derivative Financial Instruments. The Company accounts for its interest rate swap agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging ("Topic 815"). In accordance with Topic 815, these agreements are carried on the balance sheet at their respective fair values, as an asset if fair value is positive, or as a liability if fair value is negative. If the interest rate swap is designated as a cash flow hedge, the portion of the interest rate swap's change in fair value is reported as a component of other comprehensive income (loss).

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2019, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
Segment Reporting. The Company operates generally in one industry segment, single-tenant real estate assets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year's presentation. Upon adoption of ASC 842, the Company reclassified certain amounts on the Consolidated Statements of Operations, primarily the reclassification of tenant reimbursements to rental revenue. As a result, rental revenue increased in 2018 and 2017 by $30,608 and $31,809, respectively, for the reclassification of tenant reimbursements to conform with the current year presentation of rental revenue.
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

•
to exclude from the consideration in the contract and variable lease payments all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from the lessee. Taxes assessed on the Company’s total gross receipts are excluded from this accounting policy election;

•	to not assess if existing land easements in place prior to adoption meet the definition of a lease; and

•	to not recognize leases with a term of 12 months or less on the balance sheet.
The Company did not elect the hindsight practical expedient to determine lease term. The adoption of Topic 842 required the Company to record right-of-use assets and lease liabilities on the Company's Consolidated Balance Sheet. The Company did not recognize a cumulative adjustment to equity upon adoption. The adoption of this guidance did not have a material impact on the Company's Consolidated Statement of Operations and Consolidated Statement of Cash Flows. See note 11, “Leases” for further disclosures.
Recently Issued Accounting Guidance. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of an allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company analyzed its accounts receivable using an aging methodology and determined that there have been no historical credit losses related its outstanding accounts receivable. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The standard is effective for fiscal years beginning after December 15, 2019. The adoption of this guidance on January 1, 2020, did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 amends certain disclosure requirements regarding the fair value hierarchy of investments in accordance with GAAP, particularly the significant unobservable inputs used to value investments within Level 3 of the fair value hierarchy. The standard is effective on January 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on the Company's consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2019:

	2019	2018	2017
BASIC
Net income attributable to common shareholders	$273,225	$220,838	$79,067
Weighted-average number of common shares outstanding	237,642,048	236,666,375	237,758,408
Net income attributable to common shareholders - per common share basic	$1.15	$0.93	$0.33

DILUTED:
Net income attributable to common shareholders - basic	$273,225	$220,838	$79,067
Impact of assumed conversions	—	2,528	147
Net income attributable to common shareholders	$273,225	$223,366	$79,214

Weighted-average common shares outstanding - basic	237,642,048	236,666,375	237,758,408
Effect of dilutive securities:
Unvested share-based payment awards and options	292,467	528,495	86,285
Operating Partnership Units	—	3,616,120	3,693,144
Weighted-average common shares outstanding - diluted	237,934,515	240,810,990	241,537,837

Net income attributable to common shareholders - per common share diluted	$1.15	$0.93	$0.33

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(4)	Investments in Real Estate
The Company's real estate, net, consists of the following at December 31, 2019 and 2018:

	2019	2018
Real estate, at cost:
Buildings and building improvements	$2,962,982	$2,746,446
Land, land estates and land improvements	355,697	341,848
Construction in progress	1,895	1,840
Real estate intangibles:
In-place lease values	339,154	331,607
Tenant relationships	42,396	54,662
Above-market leases	28,206	33,343
Investments in real estate under construction	13,313	—
	3,743,643	3,509,746
Accumulated depreciation and amortization(1)	(887,629)	(954,087)
Real estate, net	$2,856,014	$2,555,659

(1)
Includes accumulated amortization of real estate intangible assets of $212,033 and $231,443 in 2019 and 2018, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $28,634 in 2020, $26,647 in 2021, $24,640 in 2022, $23,487 in 2023 and $18,270 in 2024.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $19,090 and $17,923, respectively, as of December 31, 2019 and 2018. The estimated accretion for the next five years is $2,550 in 2020, $2,210 in 2021, $1,931 in 2022, $1,931 in 2023 and $1,931 in 2024.
The Company completed the following acquisitions during 2019 and 2018:
2019:

							Real Estate Intangibles
Property Type	Market	Acquisition Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible	Below Market Lease Intangible
Industrial	Indianapolis, IN	January 2019	$20,809	07/2025	$1,954	$16,820	$2,035	$—
Industrial	Atlanta, GA	February 2019	37,182	10/2023	3,253	30,951	2,978	—
Industrial	Dallas, TX	April 2019	28,201	08/2023	2,420	23,330	2,451	—
Industrial	Greenville/Spartanburg, SC	April 2019	33,253	01/2024	1,615	27,829	3,809	—
Industrial	Memphis, TN	May 2019	49,395	04/2024	2,646	40,452	6,297	—
Industrial	Memphis, TN	May 2019	18,316	05/2023	851	15,465	2,000	—
Industrial	Atlanta, GA	June 2019	45,441	05/2020	3,251	40,023	2,167	—
Industrial	Atlanta, GA	June 2019	27,353	05/2024	2,536	22,825	1,992	—
Industrial	Cincinnati, OH	September 2019	13,762	12/2023	544	12,376	842	—
Industrial	Cincinnati, OH	September 2019	100,288	06/2030	3,950	88,427	7,911	—
Industrial	Cincinnati, OH	September 2019	65,763	08/2027	3,123	60,703	5,392	(3,455)
Industrial	Greenville/Spartanburg, SC	October 2019	16,817	01/2024	1,406	14,272	1,139	—
Industrial	Greenville/Spartanburg, SC	October 2019	15,583	04/2025	1,257	13,252	1,074	—
Industrial	Phoenix, AZ	October 2019	21,020	09/2026	3,311	16,013	1,696	—
Industrial	Phoenix, AZ	November 2019	67,079	09/2030	11,970	48,924	6,185	—
Industrial	Chicago, IL	December 2019	49,348	09/2029	3,432	40,947	4,969	—
Industrial	Greenville/Spartanburg, SC	December 2019	94,233	12/2034	6,959	78,364	8,910	—
			$703,843		$54,478	$590,973	$61,847	$(3,455)

Weighted-average life of intangible assets (years)							8.4	8.0

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In 2019, the Company invested $3,225 in a 23.6-acre land parcel in the Columbus, Ohio market and commenced construction of a 320,000 square foot warehouse/distribution facility.
Also in 2019, the Company acquired an interest in a newly-formed joint venture, ATL Fairburn JV, LLC, that invested $10,088 in an 81-acre land parcel in the Atlanta, Georgia market to construct a 910,000 square foot warehouse/distribution facility. The Company has a 90% interest in the joint venture and consolidates the joint venture.
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

In addition, the Company acquired a 57-acre parcel of land from a non-consolidated joint venture and leased the parcel to a tenant that is developing a distribution facility.

(5)	Dispositions and Impairment

For the years ended December 31, 2019, 2018 and 2017, the Company disposed of its interests in certain properties generating aggregate net proceeds of $504,118, $898,514 and $223,853, respectively, which resulted in gains on sales of $250,889, $252,913 and $63,428, respectively, including, in 2018, the disposition of 21 office assets to a newly-formed joint venture, NNN Office JV L.P. (“NNN JV”), with an unaffiliated third-party. See note 7. For the years ended December 31, 2019, 2018 and 2017, the Company recognized net debt satisfaction gains (charges) relating to properties sold of $(4,415), $(1,698) and $5,938, respectively. The Company had no properties classified as held for sale at December 31, 2019 and two properties classified as held for sale at December 31, 2018.

Assets and liabilities of the held for sale properties as of December 31, 2018 consisted of the following:

December 31, 2018
Assets:
Real estate, at cost	$63,639
Real estate, intangible assets	14,498
Accumulated depreciation and amortization	(16,873)
Rent receivable - deferred	2,439
Other	165
$63,868
Liabilities:
Other	$386
$386

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of an asset and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During 2019, 2018 and 2017, the Company recognized aggregate impairment charges on real estate properties of $5,329, $95,813 and $39,702, respectively. Included in the impairment charges recognized during 2019 are impairment charges of $2,106 recognized on a vacant retail property in Watertown, New York, which was sold in 2019, $249 recognized on a vacant retail property in Albany, Georgia, which was sold in August 2019 and a held for use impairment of $2,974 recognized on an office property in Baton Rouge, Louisiana due to a reduction of the anticipated holding period and leasing prospects. During 2018, $36,620 of the impairment charges of $95,813 were recognized on properties held at December 31, 2018, including an aggregate of $23,496 of impairment charges recognized on the Company's office assets in Overland Park, Kansas and Kansas City, Missouri due to a reduction in the anticipated holding period and leasing prospects. During 2017, $18,023 of the impairment charges of $39,702 were recognized on properties held at December 31, 2017. The Company's office asset in Florence, South Carolina and industrial asset in Memphis, Tennessee incurred an aggregate $15,008 of the impairment charges due to a reduction in anticipated holding period.
In February 2017, the Company recognized a $5,294 loan loss on the assignment of a loan receivable secured by a hospital in Kennewick, Washington.

(6)	Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2019	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(1,928)	$—	$(1,928)	$—
Impaired real estate assets*	$4,846	$—	$—	$4,846

		Fair Value Measurements Using
Description	2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$76	$—	$76	$—
Impaired real estate assets*	$35,036	$—	$—	$35,036
*Represents a non-recurring fair value measurement. Fair value as of the date of impairment.
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2019 and 2018, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2019 and 2018:

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,311,977	$1,276,589	$1,492,483	$1,409,773

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

(7)	Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		December 31, 2019	December 31, 2019	December 31, 2018
NNN JV	(1)	20%	$39,288	$53,144
Etna Park 70 LLC	(2)	90%	8,352	4,774
Etna Park 70 East LLC	(3)	90%	4,310	—
Other	(4)	15% to 25%	5,218	8,265
			$57,168	$66,183

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

(2)
Joint venture formed in 2017 with a developer entity to acquire a 151-acre parcel of developable land and pursue industrial build-to-suit opportunities. The Company determined it is not the primary beneficiary. In December 2018, the parcel was subdivided and the Company received a distribution of an ownership interest in a 57-acre parcel with a historical cost of $3,008. The Company acquired control of the parcel via the purchase of the Company's joint venture partners' interest.

(3)
Joint venture formed in 2019 with a developer entity to acquire a 129.6 -acre parcel of developable land and pursue industrial build-to-suit opportunities. The Company determined it is not the primary beneficiary.

(4)	At December 31, 2019, represents one joint venture investment, which owns a single-tenant, net-leased asset.
In February 2019, a non-consolidated real estate entity, in which the Company owned a 15% ownership interest, sold its only asset and the Company received $2,317 of proceeds. The Company recognized a gain on the transaction of $824, which is included in equity in earnings of non-consolidated entities in its Consolidated Statement of Operations.
During 2019, NNN JV sold four assets and the Company recognized aggregate gains on the transactions of $3,529 within equity in earnings of non-consolidated entities in its consolidated statement of operations. In conjunction with these property sales, NNN JV received aggregate net proceeds of $45,208 after satisfaction of an aggregate of $101,520 of its non-recourse mortgage indebtedness. The NNN JV distributed $7,549 of the net proceeds to the Company as a result of the property sales.
In December 2018, the Company received $4,312 from a non-consolidated investment in connection with its sale of a six-property office portfolio. In February 2017, the Company sold its 40% tenant-in-common interest in its Oklahoma City, Oklahoma office property for $6,198. The Company recognized gains of $1,777 and $1,452, respectively, in connection with these sales, which are included in equity in earnings of non-consolidated entities.

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
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $3,596, $1,443 and $807 for the years ended December 31, 2019, 2018 and 2017.

(8)	Mortgages and Notes Payable
The Company had the following mortgages and notes payable outstanding as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Mortgages and notes payable	$393,872	$575,514
Unamortized debt issuance costs	(3,600)	(5,094)
	$390,272	$570,420

Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 6.5% and 2.2% to 6.5% at December 31, 2019 and 2018, respectively, and all mortgages and notes payable mature between 2020 and 2036, as of December 31, 2019. The weighted-average interest rate at December 31, 2019 and 2018 was approximately 4.5%.

As of December 31, 2019, the Company had two non-recourse mortgage loans that were in default with an outstanding aggregate principal balance of $38,942. Each mortgage loan is secured by an office property (Overland Park, Kansas and Charleston, South Carolina), which was vacant or mostly vacant at December 31, 2019.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of December 31, 2019, are as follows:

	Maturity Date	Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(1)(2)	January 2025	LIBOR + 1.00%

(1)
In February 2019, the Company: (i) increased the total commitment of the revolving credit facility from $505,000 to $600,000; (ii) extended the maturity date of the revolving credit facility from August 2019 to February 2023 and allowed for the extension to February 2024 at the Company's option; and (iii) reduced the applicable margin rates. In July 2019, the Company extended the maturity of the $300,000 term loan from January 2021 to January 2025 and swapped the LIBOR portion of the interest rate to obtain a current fixed rate of 2.732% per annum. The Company recognized $93 of debt satisfaction charges in connection with these transactions. At December 31, 2019, the revolving credit facility had no borrowings outstanding and availability of $600,000, subject to covenant compliance.

(2)	The aggregate unamortized debt issuance costs for the term loan was $2,561 and $1,267 as of December 31, 2019 and 2018, respectively.
The unsecured revolving credit facility and the unsecured term loan are subject to financial covenants, which the Company was in compliance with at December 31, 2019.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Scheduled principal and balloon payments for mortgages, notes payable and term loan for the next five years and thereafter are as follows:

Year ending December 31,	Total
2020	$71,099
2021	36,597
2022	18,564
2023	20,136
2024	13,856
Thereafter	533,620
693,872
Unamortized debt issuance costs	(6,161)
$687,711

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), net, of $(9), $(898) and $258 for the years ended December 31, 2019, 2018 and 2017, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $410, $15 and $1,174 in interest for the years ended 2019, 2018 and 2017, respectively.

(9)	Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2019 and 2018:

Issue Date	December 31, 2019	December 31, 2018	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized debt discount	(963)	(1,235)
Unamortized debt issuance cost	(2,167)	(2,731)
	$496,870	$496,034

Each series of the Senior Notes is unsecured and pays interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and thereafter bear interest at a variable rate of three month LIBOR plus 1.7 basis points through maturity. The interest rate at December 31, 2019 was 3.636%. As of December 31, 2019 and 2018, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,724 and $1,824, respectively, of unamortized debt issuance costs.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2020	$—
2021	—
2022	—
2023	250,000
2024	250,000
Thereafter	129,120
629,120
Unamortized debt discounts	(963)
Unamortized debt issuance costs	(3,891)
$624,266

(10)	Derivatives and Hedging Activities

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. For 2018 and 2017, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during 2018 and 2017.

During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months, the Company estimates that an additional $366 will be reclassified as an increase to interest expense if the swaps remain outstanding.

As of December 31, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

	As of December 31, 2019		As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Asset/Liability	Other liabilities	$(1,928)	Other assets	$76

The table below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2019 and 2018:

Derivatives in Cash Flow	Amount of Income (Loss) Recognized in OCI on Derivative December 31,		Location of Income Reclassified from Accumulated OCI into Income	Amount of Income Reclassified from Accumulated OCI into Income December 31,
Hedging Relationships	2019	2018		2019	2018
Interest Rate Swap	$(1,625)	$597	Interest expense	$(379)	$(1,586)

Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded was $65,095 and $79,880 for 2019 and 2018, respectively.

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2019, the Company had not posted any collateral related to the agreements.

(11)     Leases

Lessor
Lexington’s lease portfolio as a lessor primarily includes general purpose, single-tenant net-leased real estate assets. Most of the Company’s leases require tenants to pay fixed annual rental payments that escalate on an annual basis and variable payments for other operating expenses, such as real estate taxes, insurance, common area maintenance ("CAM"), and utilities, that are based on the actual expenses incurred.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectable, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease payments were considered not probable. During 2019, rental revenue was reduced by $352 for accounts receivable deemed uncollectable primarily related to the tenant in Thompson, Georgia filing for bankruptcy.
In August 2019, the tenant of the Columbus, Indiana property began paying rent into a court administered account. See note 17. The litigation was in an early stage and discovery was ongoing. Due to the inherent uncertainty of, and the early stage of this, litigation, the Company did not recognize rental revenue of $1,100, representing rental revenue for August and September 2019.
On December 19, 2019, the Company sold its interest in the Columbus, Indiana property to the tenant for a gross purchase price of $46,915 and terminated the tenant's lease as part of the settlement of the litigation. At closing of the sale, the tenant paid rent for the period from August 1, 2019 to December 18, 2019 in the amount of $1,885 and reimbursed the Company for $700 in expenses under the indemnity provision in the lease.
The Company determined that the lease and non-lease components in its leases are a single lease component and is, therefore, being recognized as rental revenue in its consolidated statements of operations. The primary non-lease services that are included within rental revenue are CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of December 31, 2019, the Company incurred $191 of costs that were not incremental to the execution of leases, which are included in property operating expenses on its consolidated statements of operations.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the year ended December 31, 2019:

Classification	Fixed	Variable(1)	Total
Rental revenue	$291,892	$28,730	$320,622

(1)	Primarily comprised of tenant reimbursements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of December 31, 2019 were as follows:

2020	$269,701
2021	258,937
2022	245,527
2023	242,009
2024	210,765
Thereafter	1,399,068
Total	$2,626,007
The above minimum lease payments do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases, if not reasonably assured.
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
$2,801,537

Lessee
The Company has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of December 31, 2019. The leases have remaining lease terms of up to 43 years, some of which include options to extend the leases in 5 to 10-year increments for up to 53 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases as of December 31, 2019 is as follows:

Weighted-average remaining lease term
Operating leases (years)	12.3
Weighted-average discount rate
Operating leases	4.1%

The components of lease expense for the year ended December 31, 2019 were as follows:

Income Statement Classification	Fixed	Variable	Total
Property operating	$3,982	$—	$3,982
General and administrative	1,343	112	1,455
Total	$5,325	$112	$5,437

The Company recognized sublease income of $3,764 in 2019.
The following table shows the Company's maturity analysis of its operating lease liabilities as of December 31, 2019:

Operating Leases
2020	$5,236
2021	5,060
2022	5,135
2023	5,279
2024	5,301
Thereafter	25,621
Total lease payments	$51,632
Less: Imputed interest	(12,190)
Present value of lease liabilities	$39,442

The Company leases its corporate headquarters. The lease expires March 2026. The Company is responsible for its proportionate share of operating expenses and real estate taxes above a base year. In addition, the Company leases office space for its regional offices. The minimum rent payments for the Company's offices are $1,296 for 2020, $1,325 for 2021, $1,335 for 2022, $1,305 for 2023 and $1,305 for 2024 and $1,631 thereafter, which are included in the table above. Rent expense for 2019, 2018 and 2017 was $1,312, $1,274 and $1,256, respectively.

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

Rent expense for the leasehold interests was $597 and $690 in 2018 and 2017, respectively.

(12)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2019, 2018 and 2017, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(13)	Equity
Shareholders' Equity:

The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares. Under the ATM program, the Company may enter into forward sales agreements with agents. As of December 31, 2019, the Company has not entered into any forward sale agreements. During 2019, the Company issued 9,668,748 common shares under the ATM program and generated net proceeds of $102,299. As of December 31, 2019, $296,076 in common shares remain available for issuance under the ATM program. During 2018, the Company did not issue common shares under its ATM program. During 2017, the Company issued 1,593,603 common shares under the ATM program and generated aggregate gross proceeds of $17,362. The proceeds from these issuances were primarily used for general working capital, to fund investments and retire indebtedness.
During 2019, the Company issued 10,000,000 common shares at $10.09 per common share in an underwritten offering and generated net proceeds of $100,749. The proceeds were used for working capital and for general corporate purposes, including acquisitions.
The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at December 31, 2019. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2019, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.
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
During 2019, 2018 and 2017, the Company issued 896,807, 965,932 and 835,234 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria (see note 14).
In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 common shares in 2018. This share repurchase program has no expiration date. During 2019 and 2018, the Company repurchased and retired 441,581 and 5,851,252 common shares, respectively, at an average price of $8.13 and $8.05, respectively, per common share under this share repurchase program. No shares were repurchased in 2017. As of December 31, 2019, 10,306,255 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of December 31, 2019. During 2019, the Company settled $2,641 of shares repurchased as of December 31, 2018.
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Twelve months ended December 31,
	2019	2018
Balance at beginning of period	$76	$1,065
Other comprehensive income (loss) before reclassifications	(1,625)	597
Amounts of income reclassified from accumulated other comprehensive income (loss) to interest expense	(379)	(1,586)
Balance at end of period	$(1,928)	$76

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

During 2019, 2018 and 2017, 391,993, 53,388 and 140,746 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $1,655, $189 and $584, respectively.

As of December 31, 2019, there were approximately 2,829,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2019	2018	2017
Net income attributable to Lexington Realty Trust shareholders	$279,910	$227,415	$85,583
Transfers (to) from noncontrolling interests:
Decrease in additional paid-in-capital for reallocation of noncontrolling interests	(973)	—	—
Increase in additional paid-in-capital for redemption of noncontrolling OP units	1,655	189	584
Change from net income attributable to shareholders and transfers from noncontrolling interests	$280,592	$227,604	$86,167

(14)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. No common share options were issued in 2019, 2018 and 2017. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vested 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vested 20% annually on each December 31, 2010 through 2014 and (2) terminated on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) was $8.00 or higher and vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE was $10.00 or higher, and (2) terminated on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options were exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

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

The Company recognized compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. All deferred compensation costs relating to the outstanding options were fully amortized by December 31, 2015. The intrinsic value of an option is the amount by which the market value of the underlying common share at the date the option is exercised exceeds the exercise price of the option. The total intrinsic value of options exercised for the years ended December 31, 2019 and 2018 were $271 and $26, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2017	134,790	$7.39
Exercised	(16,390)	6.99
Balance at December 31, 2018	118,400	7.44
Exercised	(84,400)	7.24
Balance at December 31, 2019	34,000	$7.95

As of December 31, 2019, the aggregate intrinsic value of options that were outstanding and exercisable was $91.
Non-vested share activity for the years ended December 31, 2019 and 2018, is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance at December 31, 2017	3,767,298	$7.79
Granted	899,614	6.55
Vested	(618,383)	9.70
Forfeited	(593,452)	6.59
Balance at December 31, 2018	3,455,077	7.34
Granted	829,581	5.97
Vested	(151,447)	5.06
Forfeited	(1,191,799)	6.76
Balance at December 31, 2019	2,941,412	$7.30

During 2019 and 2018, the Company granted common shares to certain employees and trustees as follows:

	2019	2018
Performance Shares(1)
Shares issued:
Index	276,063	331,025
Peer	276,058	331,019

Grant date fair value per share:(2)
Index	$5.05	$5.81
Peer	$4.67	$5.37

Non-Vested Common Shares:(3)
Shares issued	277,460	237,570
Grant date fair value	$2,270	$2,190

(1)
The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During 2019, 713,044 of the 808,929 performance shares issued in 2016 vested. During 2018, 116,926 of the 642,029 performance shares issued in 2015 vested.

(2)	The fair value of grants was determined at the grant date using a Monte Carlo simulation model.

(3)	The shares vest ratably over a three-year service period.

In addition, during 2019, 2018 and 2017, the Company issued 67,226, 66,318, and 57,334, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $595, $599, and $596, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

As of December 31, 2019, of the remaining 2,941,412 non-vested shares, 1,274,506 are subject to time-based vesting and 1,666,906 are subject to performance-based vesting. At December 31, 2019, there are 3,116,063 awards available for grant. The Company has $6,800 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 1.7 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2019 and 2018, there were 130,863 and 427,531 common shares, respectively, in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $403, $397 and $439 of contributions are applicable to 2019, 2018 and 2017, respectively.
During 2019, 2018 and 2017, the Company recognized $5,831, $6,901 and $8,333, respectively, in expense relating to scheduled vesting and issuance of common share grants.

(15)	Related Party Transactions
The Company had an indemnity obligation to Vornado Realty Trust ("VNO"), one of its significant shareholders until March 1, 2019, with respect to actions by the Company that affect VNO's status as a REIT. The indemnity obligation lapsed in 2019.
All related party transactions are approved by the independent members of the Company's Board of Trustees or the Audit Committee as provided for in the Company's Code of Business Conduct and Ethics.
The Company leased a property to an entity in which VNO has an interest. During 2017, the Company recognized $234, in rental revenue from this property. This property was sold in 2017. The Company leases its corporate office from an affiliate of VNO. Rent expense for this property was $1,128, $1,192 and $1,179 in 2019, 2018 and 2017, respectively.
In connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of the Company's former Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services (“USCIS”), for a joint venture investment in Houston, Texas, in which the Company has an investment, the Company executed a guaranty in favor of an affiliate of its former Chairman. The guaranty provided that the Company will reimburse investors providing the funds for such financing if the following occurs: (1) the joint venture receives such funds, (2) the USCIS denies the financing solely because the project is not permitted under the EB-5 visa program, and (3) the joint venture fails to return such funds. During 2017, USCIS approved the project, and the guaranty terminated by its terms. In 2018, the joint venture obtained $8,500 of EB-5 mezzanine financing from an affiliate of the Company's former Chairman. The joint venture reimbursed the former Chairman's affiliate $150 for its expenses. Under an indemnity agreement, the joint venture is required to pay an affiliate of the Company's former Chairman 0.625% of the outstanding principal amount of the EB-5 mezzanine financing per annum.
In addition, during 2017, the Company obtained non-recourse mezzanine financing in the initial amount of $8,000 from an affiliate of the Company's former Chairman, pursuant to the terms of the EB-5 visa program administered by the USCIS, for an investment in Charlotte, North Carolina. In January 2018, the Company obtained an additional $500 of financing proceeds. The Company reimbursed the former Chairman's affiliate approximately $105 for its expenses and paid a $128 structuring fee to the former Chairman's affiliate. The property was subsequently contributed to, and the financing assumed by, NNN JV. In 2019, the joint venture obtained an additional $1,000 of EB-5 mezzanine financing from an affiliate of the Company's former Chairman. The joint venture reimbursed the former Chairman's affiliate $15 for its expenses.

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
The Company's provision for income taxes for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	2019	2018	2017
Current:
Federal	$(70)	$(60)	$(107)
State and local	(1,309)	(1,668)	(1,810)
	$(1,379)	$(1,728)	$(1,917)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2019	2018	2017
Federal provision at statutory tax rate (21% for 2019 and 2018 and 34% for 2017)	$(73)	$(65)	$(182)
State and local taxes, net of federal benefit	(10)	(11)	(40)
Other	(1,296)	(1,652)	(1,695)
	$(1,379)	$(1,728)	$(1,917)

For the years ended December 31, 2019, 2018 and 2017, the “other” amount is comprised primarily of state franchise taxes of $1,289, $1,679 and $1,598, respectively.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2019, is as follows:

	2019	2018	2017
Total dividends per share	$0.485	$0.710	$0.700
Ordinary income	61.07%	87.89%	59.93%
Qualifying dividend	0.22%	0.14%	0.15%
Capital gain	—	—	—
Return of capital	38.71%	11.97%	39.92%
	100.00%	100.00%	100.00%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2019, is as follows:

	2019	2018	2017
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	99.64%	99.84%	99.75%
Qualifying dividend	0.36%	0.16%	0.25
Capital gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

(17)	Commitments and Contingencies

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
The Company had four development projects as of December 31, 2019, which are described in "Properties" in Part I, Item 2 of this Annual Report. Due to the early stage of development of each project and the uncertainty of construction schedules at such stage, the Company is unable to estimate the timing of the required fundings for development projects.
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
Cummins Inc. v. Lexington Columbus (Jackson Street) L.P. and Wells Fargo Trust Company, N.A. (State of Indiana, County of Bartholomew, in the Bartholomew Superior Court). On October 25, 2018, Cummins Inc., the tenant in the Columbus, Indiana office building, filed a complaint for declaratory relief against Lexington Columbus (Jackson Street) L.P. (“Lex Columbus”), the Company's property owner subsidiary, and Wells Fargo Trust Company, N.A., the trustee for the noteholders with a security interest in the office building. Despite failing to timely provide notice of intent to exercise a $5,000 purchase option for the office building that was expressly due by July 15, 2018, where time was of the essence, Cummins Inc. asked the court for a declaration that it is entitled to purchase the building at the option price and to terminate the lease effective July 31, 2019. Cummins Inc. did not dispute that it failed to comply with the requirements of the purchase option, but alleged that it is entitled to relief under several equitable theories.  Under the subject lease, as a result of the failure of Cummins Inc. to exercise its purchase option and to give notice of non-renewal, Cummins Inc.’s tenancy extended through July 31, 2024, with options to further extend for additional time periods.
On December 19, 2019, Lex Columbus sold its interest in the Columbus, Indiana office building to Cummins Inc. for a gross purchase price of $46,915 and terminated the Cummins lease as part of a settlement of the litigation.  At the closing of the sale, Cummins Inc. paid rent for the period August 1, 2019 through December 18, 2019 in the amount of $1,885 and reimbursed Lex Columbus for $700 in expenses under the indemnity provision in the lease.  The litigation was dismissed with prejudice on December 20, 2019.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

As of December 31, 2019, the Company maintained an executive severance policy and entered into related agreements with certain of its executive officers whereby the Company's executives are entitled to severance benefits upon certain events. In January 2018, the Company entered into retirement agreements with two of its then executive officers. One of the retirement agreements provides for contingent payments, not to exceed $795, in 2020 following the receipt of certain incentive fees by the Company, if any. As of December 31, 2019, $140 of these contingent payments was earned.

(18)	Supplemental Disclosure of Statement of Cash Flow Information

	2019	2018	2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$168,750	$107,762	$86,637
Restricted cash at beginning of period	8,497	4,394	31,142
Cash, cash equivalents and restricted cash at beginning of period	$177,247	$112,156	$117,779

Cash and cash equivalents at end of period	$122,666	$168,750	$107,762
Restricted cash at end of period	6,644	8,497	4,394
Cash, cash equivalents and restricted cash at end of period	$129,310	$177,247	$112,156

In addition to disclosures discussed elsewhere, during 2019, 2018 and 2017, the Company paid $59,018, $76,562 and $75,069, respectively, for interest and $1,482, $2,025 and $2,340, respectively, for income taxes.
During 2019, the Company assumed a $41,877 non-recourse mortgage debt upon the acquisition of a property. In addition, in 2019, the Company sold its interest in a property, which included the assumption by the buyer of the related non-recourse mortgage debt of $110,000.
During 2017, the Company conveyed its interests in certain properties to its lenders in full satisfaction of $12,616 non-recourse mortgage notes payable.
(19)    Unaudited Quarterly Financial Data

	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Total gross revenues	$81,248	$80,135	$81,550	$83,036
Net income	$28,280	$23,769	$147,821	$85,423
Net income attributable to common shareholders	$26,405	$21,721	$141,560	$83,574
Net income attributable to common shareholders - basic per share	$0.11	$0.09	$0.60	$0.34
Net income attributable to common shareholders - diluted per share	$0.11	$0.09	$0.59	$0.33

	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Total gross revenues	$102,821	$105,673	$100,295	$88,182
Net income (loss)	$(14,823)	$(795)	$220,850	$25,674
Net income (loss) attributable to common shareholders	$(15,957)	$(3,327)	$216,190	$23,796
Net income (loss) attributable to common shareholders - basic per share	$(0.07)	$(0.01)	$0.91	$0.10
Net income (loss) attributable to common shareholders - diluted per share	$(0.07)	$(0.01)	$0.90	$0.10

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(20)	Subsequent Events
Subsequent to December 31, 2019 and in addition to disclosures elsewhere in the financial statements, the Company:

–	acquired four industrial properties for an aggregate purchase price of approximately $195,000, partially funded through borrowings on the revolving credit facility.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
INDUSTRIAL PROPERTIES
Single-tenant
Industrial	Anniston, AL	$—	$1,201	$16,771	$17,972	$3,948	Dec-14
Industrial	Opelika, AL	—	142	31,734	31,876	3,280	Jul-17	2017
Industrial	Goodyear, AZ	—	5,247	36,115	41,362	1,788	Nov-18
Industrial	Goodyear, AZ	41,877	11,970	48,924	60,894	183	Nov-19
Industrial	Tolleson, AZ	—	3,311	16,013	19,324	177	Oct-19
Industrial	Orlando, FL	—	1,030	10,869	11,899	3,984	Dec-06
Industrial	Tampa, FL	—	2,160	8,526	10,686	7,041	Jul-88
Industrial	Austell, GA	—	3,251	40,035	43,286	882	Jun-19
Industrial	Lavonia, GA	—	171	7,657	7,828	1,588	Sep-12
Industrial	McDonough, GA	—	5,441	52,790	58,231	5,293	Aug-17
Industrial	McDonough, GA	—	3,253	30,956	34,209	1,237	Feb-19
Industrial	McDonough, GA	—	2,463	24,811	27,274	8,453	Dec-06
Industrial	Union City, GA	—	2,536	22,830	25,366	504	Jun-19
Industrial	Edwardsville, IL	—	4,593	34,362	38,955	4,268	Dec-16
Industrial	Edwardsville, IL	—	3,649	41,310	44,959	2,796	Jun-18
Industrial	Minooka, IL	—	3,432	40,947	44,379	—	Dec-19
Industrial	Rantoul, IL	—	1,304	32,562	33,866	5,368	Jan-14	2014
Industrial	Rockford, IL	—	371	2,633	3,004	938	Dec-06
Industrial	Rockford, IL	—	509	5,921	6,430	1,900	Dec-06
Industrial	Romeoville, IL	—	7,524	40,167	47,691	5,118	Dec-16
Industrial	Lafayette, IN	—	662	15,578	16,240	1,800	Oct-17
Industrial	Lebanon, IN	—	2,100	29,443	31,543	3,526	Feb-17
Industrial	Whitestown, IN	—	1,954	16,821	18,775	719	Jan-19
Industrial	New Century, KS	—	—	13,330	13,330	1,680	Feb-17
Industrial	Dry Ridge, KY	—	560	12,553	13,113	6,325	Jun-05
Industrial	Elizabethtown, KY	—	890	26,868	27,758	13,538	Jun-05
Industrial	Elizabethtown, KY	—	352	4,862	5,214	2,450	Jun-05
Industrial	Hopkinsville, KY	—	631	16,154	16,785	8,673	Jun-05
Industrial	Owensboro, KY	—	393	11,956	12,349	6,971	Jun-05
Industrial	Owensboro, KY	—	819	2,439	3,258	1,169	Dec-06
Industrial	Shreveport, LA	—	860	21,840	22,700	6,984	Mar-07
Industrial	Shreveport, LA	—	1,078	10,134	11,212	2,796	Jun-12	2012
Industrial	North Berwick, ME	—	1,383	35,659	37,042	11,603	Dec-06
Industrial	Detroit, MI	—	1,133	25,009	26,142	5,204	Jan-16
Industrial	Kalamazoo, MI	—	1,942	14,169	16,111	4,175	Sep-12
Industrial	Marshall, MI	—	143	4,302	4,445	3,271	Sep-12
Industrial	Plymouth, MI	—	2,296	15,772	18,068	6,912	Jun-07
Industrial	Romulus, MI	—	2,438	33,786	36,224	3,842	Nov-17
Industrial	Warren, MI	25,850	972	42,521	43,493	3,851	Nov-17
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	440	Sep-12
Industrial	Byhalia, MS	—	1,006	35,795	36,801	7,350	May-11	2011
Industrial	Byhalia, MS	—	1,751	31,236	32,987	4,094	Sep-17
Industrial	Canton, MS	—	5,077	71,289	76,366	16,402	Mar-15
Industrial	Olive Branch, MS	—	2,500	42,556	45,056	3,432	Apr-18
Industrial	Olive Branch, MS	—	198	10,276	10,474	7,794	Dec-04
Industrial	Olive Branch, MS	—	1,958	38,702	40,660	3,131	Apr-18
Industrial	Olive Branch, MS	—	2,646	40,446	43,092	1,016	May-19
Industrial	Olive Branch, MS	—	851	15,464	16,315	384	May-19
Industrial	Lumberton, NC	—	405	12,049	12,454	5,039	Dec-06
Industrial	Shelby, NC	—	1,421	18,862	20,283	6,007	Jun-11	2011
Industrial	Statesville, NC	—	891	16,771	17,662	6,148	Dec-06
Industrial	Durham, NH	—	3,464	18,094	21,558	7,563	Jun-07
Industrial	North Las Vegas, NV	—	3,244	21,732	24,976	3,582	Jul-13	2014
Industrial	Erwin, NY	—	1,648	12,514	14,162	3,504	Sep-12
Industrial	Long Island City, NY	36,449	—	42,759	42,759	19,432	Mar-13	2013
Industrial	Chillicothe, OH	—	735	9,021	9,756	3,406	Oct-11

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Industrial	Cincinnati, OH	—	1,049	8,784	9,833	3,364	Dec-06
Industrial	Columbus, OH	—	1,990	10,893	12,883	4,573	Dec-06
Industrial	Glenwillow, OH	—	2,228	24,530	26,758	8,373	Dec-06
Industrial	Hebron, OH	—	1,063	4,947	6,010	2,198	Dec-97
Industrial	Hebron, OH	—	1,681	8,179	9,860	3,863	Dec-01
Industrial	Monroe, OH	—	544	12,370	12,914	177	Sep-19
Industrial	Monroe, OH	—	3,123	60,702	63,825	903	Sep-19
Industrial	Monroe, OH	—	3,950	88,422	92,372	1,267	Sep-19
Industrial	Pataskala, OH	—	3,628	—	3,628	—	Dec-18
Industrial	Streetsboro, OH	—	2,441	25,282	27,723	10,426	Jun-07
Industrial	Wilsonville, OR	—	6,815	32,424	39,239	4,606	Sep-16
Industrial	Bristol, PA	—	2,508	15,863	18,371	8,248	Mar-98
Industrial	Chester, SC	5,763	1,629	8,470	10,099	2,269	Sep-12
Industrial	Duncan, SC	—	1,406	14,272	15,678	155	Oct-19
Industrial	Duncan, SC	—	1,257	13,252	14,509	144	Oct-19
Industrial	Duncan, SC	—	1,615	27,830	29,445	821	Apr-19
Industrial	Duncan, SC	—	884	8,749	9,633	2,818	Jun-07
Industrial	Greer, SC	—	6,959	78,364	85,323	—	Dec-19
Industrial	Laurens, SC	—	5,552	21,908	27,460	8,465	Jun-07
Industrial	Spartanburg,SC	—	1,447	23,758	25,205	1,706	Aug-18
Industrial	Cleveland, TN	—	1,871	29,743	31,614	3,461	May-17
Industrial	Crossville, TN	—	545	6,999	7,544	4,924	Jan-06
Industrial	Franklin, TN	—	—	5,673	5,673	3,519	Sep-12
Industrial	Jackson, TN	—	1,454	49,026	50,480	4,724	Sep-17
Industrial	Lewisburg, TN	—	173	10,865	11,038	1,923	May-14
Industrial	Millington, TN	—	723	19,383	20,106	13,881	Apr-05
Industrial	Smyrna, TN	—	1,793	93,940	95,733	9,277	Sep-17
Industrial	Arlington, TX	—	589	7,739	8,328	1,899	Sep-12
Industrial	Brookshire, TX	—	2,388	16,614	19,002	3,692	Mar-15
Industrial	Carrollton, TX	—	3,228	15,784	19,012	1,319	Sep-18
Industrial	Dallas, TX	—	2,420	23,330	25,750	657	Apr-19
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	1,950	Jun-17
Industrial	Houston, TX	—	4,674	19,540	24,214	10,153	Mar-15
Industrial	Houston, TX	—	15,055	57,949	73,004	12,174	Mar-13
Industrial	Missouri City, TX	—	14,555	5,895	20,450	5,895	Apr-12
Industrial	Pasadena, TX	—	4,057	17,810	21,867	1,085	Aug-18
Industrial	San Antonio, TX	—	1,311	36,644	37,955	3,940	Jun-17
Industrial	Chester, VA	—	8,544	53,067	61,611	2,854	Dec-18
Industrial	Winchester, VA	—	1,988	32,536	34,524	2,784	Dec-17
Industrial	Winchester, VA	—	3,823	12,276	16,099	4,615	Jun-07
Industrial	Bingen, WA	—	—	18,075	18,075	5,201	May-14	2014
Industrial	Oak Creek, WI	—	3,015	15,300	18,315	3,040	Jul-15	2015
Multi-tenant/vacant
Industrial	Moody, AL	—	654	11,325	11,979	7,902	Feb-04
Industrial	Thomson, GA	—	909	7,746	8,655	2,024	May-15	2015
Industrial	Henderson, NC	—	1,488	5,953	7,441	2,698	Nov-01
Industrial	Antioch, TN	—	3,847	12,659	16,506	4,036	May-07
OFFICE PROPERTIES
Single-tenant
Office	Tempe. AZ	—	—	13,086	13,086	3,537	Sep-12
Office	Tucson, AZ	—	681	4,037	4,718	1,277	Sep-12
Office	Palo Alto, CA	26,301	12,398	16,977	29,375	24,397	Dec-06
Office	Boca Raton, FL	18,465	4,290	17,160	21,450	7,240	Feb-03
Office	Orlando, FL	—	3,538	9,353	12,891	7,007	Jan-07
Office	McDonough, GA	—	693	6,405	7,098	1,772	Sep-12
Office	Lenexa, KS	—	2,828	6,075	8,903	2,101	Sep-12
Office	Baton Rouge, LA	—	760	3,838	4,598	—	May-07
Office	Oakland, ME	—	551	8,774	9,325	2,642	Sep-12

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Office	Kansas City, MO	—	1,525	10,164	11,689	582	Jun-07
Office	Wall, NJ	5,576	8,985	26,961	35,946	16,773	Jan-04
Office	Whippany, NJ	11,572	4,063	19,711	23,774	10,639	Nov-06
Office	Philadelphia, PA	—	13,209	65,911	79,120	44,298	Jun-05
Office	Florence, SC	—	774	3,629	4,403	833	Feb-12	2012
Office	Fort Mill, SC	—	1,798	26,964	28,762	20,373	Nov-04
Office	Fort Mill, SC	—	3,601	16,306	19,907	6,836	Dec-02
Office	Knoxville, TN	—	621	6,566	7,187	1,861	Sep-12
Office	Arlington, TX	—	1,274	15,359	16,633	4,013	Sep-12
Office	Lake Jackson, TX	183,077	7,435	141,436	148,871	18,027	Nov-16	2016/2017
Office	Mission, TX	—	2,556	2,911	5,467	1,172	Sep-12
Office	Westlake, TX	—	2,361	27,788	30,149	14,952	May-07
Office	Herndon, VA	—	5,127	25,293	30,420	12,071	Dec-99
Multi-tenant/vacant
Office	Phoenix, AZ	—	1,096	6,228	7,324	517	Nov-01
Office	Overland Park, KS	32,112	2,025	10,976	13,001	4,242	Jun-07
Office	Charleston, SC	6,830	1,189	9,419	10,608	5,104	Nov-06
Office	Houston, TX	—	1,875	10,959	12,834	8,449	Apr-05
OTHER PROPERTIES
Single-tenant/Specialty
Other	Venice, FL	—	4,696	11,753	16,449	10,517	Jan-15
Other	Baltimore, MD	—	4,605	—	4,605	—	Dec-06
Other	Baltimore, MD	—	5,000	—	5,000	—	Dec-15
Multi-tenant/vacant
Other	Honolulu, HI	—	8,259	7,471	15,730	7,402	Dec-06
Construction in progress		—	—	—	1,895	—
Deferred loan costs, net		(3,600)

		$390,272	$355,697	$2,962,982	$3,320,574	$675,596

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Land estates	Up to 51 years
Tenant improvements	Shorter of useful life or term of related lease

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2019 for federal income tax purposes was approximately $3.8 billion.

	2019	2018	2017
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,090,134	$3,936,459	$3,533,172
Additions during year	663,742	310,207	676,355
Properties sold and impaired during the year	(496,730)	(1,091,956)	(270,241)
Other reclassifications	63,428	(64,576)	(2,827)
Balance at end of year	$3,320,574	$3,090,134	$3,936,459

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$722,644	$890,969	$844,931
Depreciation and amortization expense	118,525	136,571	139,493
Accumulated depreciation and amortization of properties sold and impaired during year	(177,709)	(290,938)	(93,455)
Other reclassifications	12,136	(13,958)	—
Balance at end of year	$675,596	$722,644	$890,969

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during quarter end 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. In addition, certain information regarding related party transactions is set forth in note 15 to the Company's Consolidated Financial Statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

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

4.7	—	Indenture, dated as of May 9, 2014, among the Company, LCIF and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.8	—	First Supplemental Indenture, dated as of May 20, 2014 among the Company, LCIF and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)
4.9	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (2)
10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 13, 2019)(1)
10.2	—	Lexington Realty Trust Amended and Restated 2011 Equity-Based Award Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 18, 2017)(1, 4)
10.3	—	Form of 2010 Share Option Award Agreement (filed as Exhibit 10.2 to the 11/24/10 8-K/A)(1, 4)
10.4	—	Form of December 2010 Share Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011(1, 4)

10.5	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2009)(1, 4)
10.6	—
Retirement Agreement, dated January 18, 2018, between the Company and Richard J. Rouse (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 19, 2018 (the “1/19/18 8-K”))(1, 4)

10.7	—	Retirement Agreement, dated January 18, 2018, between the Company and E. Robert Roskind (filed as Exhibit 10.2 to the 1/19/18 8-K)(1, 4)
10.8	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4))
10.9	—	Form of 2015 Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 9, 2015)(1, 4)
10.10	—	Form of 2017 Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)(1, 4)
10.11	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.12	—	Funding Agreement, dated as of July 23, 2006, by and between LCIF and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.13	—
Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.14	—
Amendment to the Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to NKT’s S-11)(1)

10.15	—
Second Amended and Restated Ownership Limit Waiver Agreement (Vornado), dated as of December 6, 2010, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010)(1)

10.16	—
Credit Agreement, dated as of September 1, 2015, among the Company and LCIF, as borrowers, each of the financial institutions initially a signatory thereto together with their assignees pursuant to 12.5 therein, and KeyBank National Association, as agent (filed as Exhibit 10.1 to the Company's Current Report of Form 8-K filed on September 1, 2015)(1)

10.17	—
First Amendment to Credit Agreement and Agreement Regarding Revolving Line Commitment and Term Loan Increases, dated as of September 29, 2017, among the Company and LCIF, as borrowers, and KeyBank National Association, as agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2017)(1)

10.18	—
Second Amendment to Credit Agreement, dated as of December 21, 2018, among the Company, as borrower, KeyBank National Association, as agent, and each of the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2018)(1)

10.19	—
Amended and Restated Credit Agreement, dated as of February 6, 2019, among the Company, as borrower, each of the financial institutions initially signatory thereto together with their assignees pursuant to Section 12.5 therein and KeyBank, as agent (filed as Exhibit 10.1 to the Company's Current Report of Form 8-K filed on February 11, 2019)(1)

10.20
First Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2019, among the Company, as borrower, KeyBank, as agent, and each of the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 29, 2019)(1)

10.21
Equity Sales Agreement, dated as of November 27, 2019, between the Company and Jefferies LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, BofA Securities, Inc., Mizuho Securities USA LLC and Evercore Group L.L.C. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on November 29, 2019)(1)

21	—	List of subsidiaries (2)
23	—	Consent of Deloitte & Touche LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Realty Trust

Dated:	February 20, 2020	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. Wilson Eglin and Beth Boulerice, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ T. Wilson Eglin T. Wilson Eglin	Chairman, Chief Executive Officer and President of the Trust (principal executive officer)

/s/ Beth Boulerice Beth Boulerice	Chief Financial Officer, Executive Vice President and Treasurer of the Trust (principal financial officer)

/s/ Mark Cherone Mark Cherone	Chief Accounting Officer of the Trust (principal accounting officer)

/s/ Richard S. Frary Richard S. Frary	Trustee of the Trust

/s/ Lawrence L. Gray Lawrence L. Gray	Trustee of the Trust

/s/ Jamie Handwerker Jamie Handwerker	Trustee of the Trust

/s/ Claire A. Koeneman Claire A. Koeneman	Trustee of the Trust

/s/ Howard Roth Howard Roth	Trustee of the Trust
Each dated: February 20, 2020