Form 10-Q
period 2020-03-31
LEXINGTON REALTY TRUST
filed 2020-05-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 259,005,835 common shares of beneficial interest, par value $0.0001 per share, as of May 4, 2020.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate, at cost	$3,473,384	$3,320,574
Real estate - intangible assets	420,843	409,756
Investments in real estate under construction	18,298	13,313
Real estate, gross	3,912,525	3,743,643
Less: accumulated depreciation and amortization	914,600	887,629
Real estate, net	2,997,925	2,856,014
Assets held for sale	7,873	—
Operating right-of-use assets, net	37,201	38,133
Cash and cash equivalents	83,525	122,666
Restricted cash	6,533	6,644
Investments in non-consolidated entities	57,210	57,168
Deferred expenses, net	19,749	18,404
Rent receivable – current	3,646	3,229
Rent receivable – deferred	67,205	66,294
Other assets	12,585	11,708
Total assets	$3,293,452	$3,180,260

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$377,703	$390,272
Revolving credit facility borrowings	130,000	—
Term loan payable, net	297,565	297,439
Senior notes payable, net	497,079	496,870
Trust preferred securities, net	127,421	127,396
Dividends payable	31,720	32,432
Liabilities held for sale	18	—
Operating lease liabilities	38,293	39,442
Accounts payable and other liabilities	42,479	29,925
Accrued interest payable	13,992	7,897
Deferred revenue - including below-market leases, net	19,446	20,350
Prepaid rent	15,066	13,518
Total liabilities	1,590,782	1,455,541

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 255,232,130 and 254,770,719 shares issued and outstanding in 2020 and 2019, respectively	26	25
Additional paid-in-capital	2,982,363	2,976,670
Accumulated distributions in excess of net income	(1,374,286)	(1,363,676)
Accumulated other comprehensive loss	(18,924)	(1,928)
Total shareholders’ equity	1,683,195	1,705,107
Noncontrolling interests	19,475	19,612
Total equity	1,702,670	1,724,719
Total liabilities and equity	$3,293,452	$3,180,260
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Gross revenues:
Rental revenue	$78,735	$79,975
Other revenue	2,092	1,273
Total gross revenues	80,827	81,248
Expense applicable to revenues:
Depreciation and amortization	(40,509)	(37,595)
Property operating	(10,276)	(10,567)
General and administrative	(7,825)	(8,527)
Non-operating income	190	481
Interest and amortization expense	(14,795)	(17,208)
Debt satisfaction gains (charges), net	1,393	(103)
Impairment charges	—	(588)
Gains on sales of properties	9,805	20,957
Income before provision for income taxes and equity in earnings of non-consolidated entities	18,810	28,098
Provision for income taxes	(653)	(437)
Equity in earnings of non-consolidated entities	263	619
Net income	18,420	28,280
Less net income attributable to noncontrolling interests	(266)	(253)
Net income attributable to Lexington Realty Trust shareholders	18,154	28,027
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(46)	(50)
Net income attributable to common shareholders	$16,536	$26,405

Net income attributable to common shareholders - per common share basic	$0.07	$0.11
Weighted-average common shares outstanding – basic	253,038,161	232,538,495

Net income attributable to common shareholders - per common share diluted	$0.06	$0.11
Weighted-average common shares outstanding – diluted	257,347,277	236,142,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$18,420	$28,280
Other comprehensive income (loss):
Change in unrealized loss on interest rate swaps, net	(16,996)	(76)
Other comprehensive loss	(16,996)	(76)
Comprehensive income	1,424	28,204
Comprehensive income attributable to noncontrolling interests	(266)	(253)
Comprehensive income attributable to Lexington Realty Trust shareholders	$1,158	$27,951
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended March 31, 2020		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2019	$1,724,719	$94,016	$25	$2,976,670	$(1,363,676)	$(1,928)	$19,612
Issuance of partnership interest in real estate	421	—	—	—	—	—	421
Redemption of noncontrolling OP units for common shares	—	—	—	428	—	—	(428)
Issuance of common shares and deferred compensation amortization, net	18,931	—	1	18,930	—	—	—
Repurchase of common shares	(11,042)	—	—	(11,042)	—	—	—
Repurchase of common shares to settle tax obligations	(2,623)	—	—	(2,623)	—	—	—
Forfeiture of employee common shares	1	—	—	—	1	—	—
Dividends/distributions	(29,161)	—	—	—	(28,765)	—	(396)
Net income	18,420	—	—	—	18,154	—	266
Other comprehensive loss	(16,996)	—	—	—	—	(16,996)	—
Balance March 31, 2020	$1,702,670	$94,016	$26	$2,982,363	$(1,374,286)	$(18,924)	$19,475

Three Months Ended March 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2018	$1,346,678	$94,016	$24	$2,772,855	$(1,537,100)	$76	$16,807
Redemption of noncontrolling OP units for common shares	—	—	—	156	—	—	(156)
Issuance of common shares and deferred compensation amortization, net	1,710	—	—	1,710	—	—	—
Repurchase of common shares	(958)	—	—	(958)	—	—	—
Repurchase of common shares to settle tax obligations	(3,942)	—	(1)	(3,941)	—	—	—
Forfeiture of employee common shares	5	—	—	—	5	—	—
Dividends/distributions	(26,363)	—	—	—	(25,471)	—	(892)
Net income	28,280	—	—	—	28,027	—	253
Other comprehensive loss	(76)	—	—	—	—	(76)	—
Balance March 31, 2019	$1,345,334	$94,016	$23	$2,769,822	$(1,534,539)	$—	$16,012

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities:	$45,665	$47,621
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(195,560)	(57,991)
Investment in real estate under construction	(4,820)	—
Capital expenditures	(2,383)	(4,455)
Net proceeds from sale of properties	22,380	79,283
Investments in non-consolidated entities	(1,080)	(418)
Distributions from non-consolidated entities in excess of accumulated earnings	1,293	4,705
Increase in deferred leasing costs	(3,774)	(1,124)
Change in real estate deposits, net	727	(190)
Net cash provided by (used in) investing activities	(183,217)	19,810
Cash flows from financing activities:
Dividends to common and preferred shareholders	(29,477)	(45,329)
Principal amortization payments	(5,848)	(7,389)
Principal payments on debt, excluding normal amortization	—	(254)
Revolving credit facility borrowings	130,000	—
Deferred financing costs	—	(3,678)
Payment of early extinguishment of debt charges	—	(1)
Cash contributions from noncontrolling interests	421	—
Cash distributions to noncontrolling interests	(396)	(892)
Repurchases to settle tax obligations	(2,623)	(3,961)
Issuance of common shares, net	17,265	—
Repurchase of common shares	(11,042)	(3,598)
Net cash provided by (used in) financing activities	98,300	(65,102)
Change in cash, cash equivalents and restricted cash	(39,252)	2,329
Cash, cash equivalents and restricted cash, at beginning of period	129,310	177,247
Cash, cash equivalents and restricted cash, at end of period	$90,058	$179,576

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$122,666	$168,750
Restricted cash at beginning of period	6,644	8,497
Cash, cash equivalents and restricted cash at beginning of period	$129,310	$177,247

Cash and cash equivalents at end of period	$83,525	$170,289
Restricted cash at end of period	6,533	9,287
Cash, cash equivalents and restricted cash at end of period	$90,058	$179,576
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(1)The Company and Financial Statement Presentation
Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland real estate investment trust (“REIT”) that owns a diversified portfolio of equity investments in single-tenant commercial properties.
As of March 31, 2020, the Company had ownership interests in approximately 135 consolidated real estate properties, located in 30 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries, which are single purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, Lexington Realty Advisors, Inc. (“LRA”), and (4) investments in joint ventures. References to “OP units” refer to units of limited partner interests in LCIF. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest. Each property owner subsidiary is a separate legal entity that maintains separate books and records. The assets and credit of each property owner subsidiary with a property subject to a mortgage loan are not available to creditors to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interests therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2020 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020 (“Annual Report”).
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
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company is the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities. LCIF, which is consolidated and in which the Company has an approximate 97% interest, is a VIE. The Company has a 90% ownership interest in a joint venture with a developer, which acquired a parcel of land in the Atlanta, Georgia market and plans to develop an industrial property. The joint venture is consolidated and is a VIE.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of March 31, 2020 and December 31, 2019, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Real estate, net	$608,089	$592,372
Total assets	$663,811	$645,623
Mortgages and notes payable, net	$76,110	$82,978
Total liabilities	$97,601	$101,901
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
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic downturn primarily caused by the recent outbreak of COVID-19. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable and deferred rent receivable, the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans, the determination of the incremental borrowing rate for leases where the Company is the lessee and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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
March 31, 2020 and 2019
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
New Accounting Standards Adopted in 2020. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of an allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 on a prospective basis. The Company analyzed its accounts receivable using an aging methodology and determined that there have been no historical credit losses related to its outstanding accounts receivable. As a result, the Company's adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The standard is effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 on a prospective basis. The Company's adoption of this guidance on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and a narrative description of measurement uncertainty related to Level 3 measurements. This standard is effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 on a prospective basis. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of reference rate reform. The guidance in ASU 2020-04 is optional, applies for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform on financial reporting, in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of LIBOR and may be elected over time as reference rate reform activities occur. As of March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
While the lease modification guidance in ASC Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the FASB staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.

The Company is evaluating the election to apply such relief to avoid performing a lease by lease analysis for the lease concessions that may be (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less. The Lease Modification Q&A has no material impact on the Company's consolidated financial statements as of and for the three months ended March 31, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(2)Earnings Per Share
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
BASIC
Net income attributable to common shareholders	$16,536	$26,405
Weighted-average number of common shares outstanding - basic	253,038,161	232,538,495

Net income attributable to common shareholders - per common share basic	$0.07	$0.11

DILUTED
Net income attributable to common shareholders - basic	$16,536	$26,405
Impact of assumed conversions	107	1
Net income attributable to common shareholders	$16,643	$26,406

Weighted-average common shares outstanding - basic	253,038,161	232,538,495
Effect of dilutive securities:
Unvested share-based payment awards and options	1,160,994	53,274
OP Units	3,148,122	3,550,374
Weighted-average common shares outstanding - diluted	257,347,277	236,142,143

Net income attributable to common shareholders - per common share diluted	$0.06	$0.11
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
The Company completed the following acquisition transactions during the three months ended March 31, 2020:

Property Type	Market	Acquisition Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Industrial	Chicago, IL	January 2020	$53,642	11/2029	$3,681	$45,817	$4,144
Industrial	Phoenix, AZ	January 2020	19,164	12/2025	1,614	16,222	1,328
Industrial	Chicago, IL	January 2020	39,153	12/2029	1,788	34,301	3,064
Industrial	Dallas, TX	February 2020	83,495	8/2029	4,500	71,635	7,360
			$195,454		$11,583	$167,975	$15,896

The Company is engaged in two consolidated development projects. As of March 31, 2020, the Company's aggregate investment in the development arrangements was $18,298, which included capitalized interest of $188 and is presented as investments in real estate under construction in the accompanying consolidated balance sheets.
As of March 31, 2020, the details of the development arrangements outstanding (in $000's, except square feet):

Project (% owned)	Market	Property Type	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 3/31/2020	Amount Funded as of 3/31/2020	Estimated Completion Date
Fairburn (90%)	Atlanta, GA	Industrial	910,000	$53,812	$14,641	$11,474	4Q 2020
Richenbacker (100%)	Columbus, OH	Industrial	320,000	20,300	3,657	3,421	1Q 2021
				$74,112	$18,298	$14,895

(4)Dispositions and Impairment
During the three months ended March 31, 2020 and 2019, the Company disposed of its interests in various properties for an aggregate gross disposition price of $29,605 and $79,300, respectively, and recognized aggregate gains on sales of properties of $9,805 and $20,957, respectively. Included in the 2020 dispositions is an office property in Charleston, South Carolina which was conveyed to the lender in forgiveness of the mortgage loan encumbering the property. The balance of the non-recourse mortgage loan was in excess of the value of the property collateral, resulting in a debt satisfaction gain of $1,393.
As of March 31, 2020, the Company had one property classified as held for sale because it met the criteria included under the held for sale accounting guidance and a sale to a third party within the next 12 months was deemed probable. As of December 31, 2019, the Company had no properties met the held for sale criteria.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Assets and liabilities of the held for sale property as of March 31, 2020 consisted of the following:

March 31, 2020
Assets:
Real estate, at cost	$9,325
Real estate, intangible assets	3,975
Accumulated depreciation and amortization	(6,456)
Rent receivable - deferred	(131)
Other	1,160
$7,873

Liabilities:
Accounts payable and other liabilities	$15
Prepaid rent	3
$18
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions such as the recent economic downturn primarily caused by the COVID-19 outbreak. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the three months ended March 31, 2020, the Company recorded no impairment charges. During the three months ended March 31, 2019, the Company recognized aggregate impairment charges on real estate properties of $588. Included in the impairment charges recognized during the three months ended March 31, 2019, are impairment charges of $339 and $249 on unencumbered and vacant retail properties in Watertown, New York and Albany, Georgia, respectively. Both of these properties were sold during 2019.

(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(18,924)	$—	$(18,924)	$—

		Balance	Fair Value Measurements Using
Description		December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities		$(1,928)	$—	$(1,928)	$—
Impaired real estate assets	(1)	$4,846	$—	$—	$4,846
(1) Represents a non-recurring fair value measurement. Fair value as of the date of the impairment.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2020 and December 31, 2019, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,429,768	$1,312,977	$1,311,977	$1,276,589

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		March 31, 2020	March 31, 2020	December 31, 2019
NNN Office JV LP ("NNN JV")	(1)	20%	$38,413	$39,288
Etna Park 70 LLC	(2)	90%	8,670	8,352
Etna Park East LLC	(3)	90%	5,058	4,310
Other	(4)	25%	5,069	5,218
			$57,210	$57,168
(1) NNN JV is a joint venture formed in 2018 and owns office properties formerly owned by the Company.
(2) Joint venture formed in 2017 with a developer entity to acquire a 151-acre parcel of developable land and pursue industrial build-to-suit opportunities. The Company determined that it is not the primary beneficiary. In December 2018, the parcel was subdivided and the Company received a distribution of an ownership interest in a 57-acre parcel with a historic cost of $3,008. The Company acquired control of the 57-acre parcel via the purchase of the Company's joint venture partners' interest.
(3) Joint venture formed in 2019 with a developer entity to acquire a 129.6-acre parcel of land and pursue industrial build-to-suit opportunities. The Company determined it is not the primary beneficiary.
(4) As of March 31, 2020, represents one joint venture investment, which owns a single-tenant, net-leased asset.
During the three months ended March 31, 2020, NNN JV sold one asset and the Company recognized a gain on the transaction of $550 within equity in earnings of non-consolidated entities within its consolidated statement of operations. In conjunction with this property sale, NNN JV received net proceeds of $3,419 after the satisfaction of $12,960 of its non-recourse mortgage indebtedness.
In February 2019, a non-consolidated real estate entity, in which the Company owned a 15% ownership interest, sold its only asset and the Company received $2,317 of proceeds. The Company recognized a gain on the transaction of $803, which is included in equity in earnings on non-consolidated entities within its consolidated statement of operations.

(7)Debt
The Company had the following mortgages and notes payable outstanding as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Mortgages and notes payable	$381,193	$393,872
Unamortized debt issuance costs	(3,490)	(3,600)
	$377,703	$390,272
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 6.5%, respectively, at March 31, 2020 and December 31, 2019, and all mortgages and notes payables mature between 2020 and 2036 as of March 31, 2020. The weighted-average interest rate was 4.5% at each of March 31, 2020 and December 31, 2019.
As of March 31, 2020, the Company had two non-recourse mortgage loans that were in default with an outstanding aggregate principal balance of $50,525. Each mortgage loan is secured by a vacant office property (Overland Park, Kansas and Boca Raton, Florida).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company had the following senior notes outstanding as of March 31, 2020 and December 31, 2019:

Issue Date	March 31, 2020	December 31, 2019	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized debt discount	(894)	(963)
Unamortized debt issuance cost	(2,027)	(2,167)
	$497,079	$496,870
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of March 31, 2020, is as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(2)	January 2025	LIBOR + 1.00%
(1)  Maturity date of the line of credit can be extended to February 2024 at the Company's option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At March 31, 2020, the Company had $130,000 borrowings outstanding and availability of $470,000, subject to covenant compliance.
(2) The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum. The aggregate unamortized debt issuance costs for the term loan was $2,435 and $2,561 as of March 31, 2020 and December 31, 2019, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at March 31, 2020.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at March 31, 2020 was 3.470%. As of March 31, 2020 and December 31, 2019, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,699 and $1,724, respectively, of unamortized debt issuance costs.
Capitalized interest recorded during the three months ended March 31, 2020 and 2019 was $292 and $19, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2020 and 2019.
During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months ending March 31, 2021, the Company estimates that an additional $4,194 will be reclassified as an increase to interest expense if the swaps remain outstanding.

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	As of March 31, 2020		As of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Accounts Payable and Other Liabilities	$(18,924)	Accounts Payable and Other Liabilities	$(1,928)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives March 31,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income March 31,
Hedging Relationships	2020	2019	2020	2019
Interest Rate Swaps	$(17,039)	$1	$43	$(77)
(1) Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statement of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations in which the effects of cash flow hedges are recorded was $14,795 and $17,208 for the three months ended March 31, 2020 and 2019, respectively.
The Company's agreements with swap derivatives counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2020, the Company had not posted any collateral related to the agreements.

(9) Lease Accounting
The following is a summary of the Company's accounting for leases as of and during the three-month period ended March 31, 2020 and 2019:
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
March 31, 2020 and 2019
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
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectable, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. As of March 31, 2020 the Company wrote off deferred rent receivable of $615, as a reduction of rental revenue, related to a tenant that dissolved and surrendered its leased premises in an industrial property located in the Columbus, Ohio market. Additionally, as of March 31, 2020, the Company reserved $1,243 of deferred rent receivable, as a reduction of rental revenue, related to a tenant with rent collectability concerns. The Company determined that collection of the deferred rent receivable was not probable at this time. There were no accounts receivable reserved as a reduction to rental revenue as of March 31, 2019.
The Company determined that the lease and non-lease components in its leases are a single lease component and is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service that is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of March 31, 2020 and 2019, the Company incurred $50 and $127, respectively, of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended
Classification	March 31, 2020	March 31, 2019
Fixed	$71,265	$72,709
Variable(1)	7,470	7,266
Total	$78,735	$79,975
(1) Primarily comprised of tenant reimbursements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of March 31, 2020 were as follows:

2020 - remainder	$206,963
2021	265,348
2022	253,783
2023	252,396
2024	221,167
2025	199,534
Thereafter	1,281,301
Total	$2,680,492
Lessee
The Company has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of March 31, 2020. The leases have remaining lease terms of up to 43 years, some of which include options to extend the leases in 5 to 10-year increments for up to 53 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Weighted-average remaining lease term
Operating leases (years)	12.1	12.7
Weighted-average discount rate
Operating leases	4.1%	4.1%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

Income Statement Classification	Fixed	Variable	Total
2020:
Property operating	$995	$—	$995
General and administrative	341	26	367
Total	$1,336	$26	$1,362

2019:
Property operating	$997	$—	$997
General and administrative	300	18	318
Total	$1,297	$18	$1,315
The Company recognized sublease income of $941 for both the three months ended March 31, 2020 and 2019.
The following table shows the Company's maturity analysis of its operating lease liabilities as of March 31, 2020:

Operating Leases
2020 - remainder	$3,689
2021	5,060
2022	5,135
2023	5,279
2024	5,301
2025	5,301
Thereafter	20,320
Total lease payments	$50,085
Less: Imputed interest	(11,792)
Present value of lease liabilities	$38,293

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2020 and 2019, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(11)Equity
Shareholders' Equity:
During the three months ended March 31, 2020 and 2019, the Company granted common shares to certain employees as follows:

	Three Months Ended March 31,
	2020	2019
Performance Shares(1)
Shares granted:
Index - 1Q	232,993	276,063
Peer - 1Q	232,987	276,058
Grant date fair value per share:(2)
Index - 1Q	$6.59	$5.05
Peer - 1Q	$5.97	$4.67

Non-Vested Common Shares:(3)
Shares issued	243,270	277,460
Grant date fair value	$2,581	$2,270
(1) The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends are not paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2020, 122,779 of the 452,737 performance shares issued in 2017 vested.
(2) The fair value of grants was determined at the grant date using a Monte Carlo simulation model.
(3) The shares vest ratably over a three-year service period.

In addition, during the three months ended March 31, 2020 and 2019, the Company issued 11,675 and 32,316, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $125 and $264, respectively.

The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares. Under the ATM program, the Company may enter into forward sales agreements with agents. During the three months ended March 31, 2020, the Company issued 1,559,714 common shares under its ATM program and generated net proceeds of $17,266. As of March 31, 2020, common shares with an aggregate value of $278,551 remain available for issuance under the ATM program. The Company did not issue common shares under its ATM offering program during the three months ended March 31, 2019.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 in 2018. This share repurchase program has no expiration date. During the three months ended March 31, 2020 and 2019, the Company repurchased and retired 1,329,940 and 441,581 common shares, respectively, at an average price of $8.28 and $8.13, respectively, per common share under the share repurchase program. As of March 31, 2020, 8,976,315 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of March 31, 2020.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$(1,928)	$76
Other comprehensive income (loss) before reclassifications	(17,039)	1
Amounts of (income) loss reclassified from accumulated other comprehensive income to interest expense	43	(77)
Balance at end of period	$(18,924)	$—
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
As of March 31, 2020, there were approximately 2,750,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months Ended March 31,
	2020	2019
Net income attributable to Lexington Realty Trust shareholders	$18,154	$28,027
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	428	156
Change from net income attributable to shareholders and transfers from noncontrolling interests	$18,582	$28,183

(12)Related Party Transactions
There were no related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

(13)Commitments and Contingencies
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
March 31, 2020 and 2019
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

(14)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2020 and 2019, the Company paid $7,658 and $9,855, respectively, for interest and $472 and $418, respectively, for income taxes.

As a result of the foreclosure of an office property in South Carolina, there was a non-cash change of $6,830 and $5,429 in mortgages and notes payable and real estate, net, respectively.

(15)Subsequent Events
Subsequent to March 31, 2020, the Company:
•disposed of one property for a gross sales price of $10,700;
•sold 3,761,874 shares under its ATM program for gross proceeds of $37,619. The proceeds were primarily used to acquire an industrial asset; and
•acquired one industrial asset for a cost of approximately $34,700.
On March 11, 2020, the World Health Organization declared the outbreak of coronavirus ("COVID-19") a pandemic. The continued spread of COVID-19 has caused disruptions in businesses and contributed to the significant volatility in global stock markets over the past few weeks. While the effects of the COVID-19 pandemic to the Company are unknown at this time, it could have a negative impact to the Company’s future results of operations, cash flows and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2020. The results of operations contained herein for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust for the three months ended March 31, 2020 and 2019, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 20, 2020, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
As of March 31, 2020, we had ownership interests in approximately 135 consolidated real estate properties, located in 30 states and containing an aggregate of approximately 55.0 million square feet of space, approximately 97.2% of which was leased. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased industrial investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during 2020, we continue to strive to be an active seller of non-core assets such as office properties, retail properties and vacant properties. In addition, we continue our efforts to increase the percentage of industrial assets in our portfolio, including through limited speculative development. Our non-core asset sales efforts and acquisitions of four industrial assets during the three months ended March 31, 2020, have resulted in our percentage of gross book value from industrial assets, excluding held for sale assets, to increase to 83.2% as of March 31, 2020.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Our management continues to monitor events and is taking steps to mitigate the potential impact and risks to us.
We believe our business, including leasing, acquisition and disposition activity, and the business of our tenants will have near term impact as a result of COVID-19. Current travel restriction and social distancing requirements are expected to continue to disrupt business operation, including acquisitions, dispositions and leasing transactions. Starting in March 2020, we have received, and expect to continue to receive, rent relief requests from certain tenants.

We expect leasing activity to primarily consist of rent relief negotiations in the near term. We believe the rent relief requests generally fall into two categories:

1.Tenants whose operations have been impacted and we believe will require some form of relief to continue their operations and
2.Large and/or creditworthy tenants who have made what appear to us to be opportunistic relief requests.

We may grant deferrals and intend to seek extended lease term, increased rent and/or favorable lease modifications as consideration in granting relief. Absent material tenant defaults, we do not expect any material impact to our rental revenues resulting from rent relief requests. However, we can give no assurances on the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant.

We expect acquisition and disposition activity to be at reduced levels in the near term due primarily to challenges conducting due diligence while travel restrictions and social distancing measures are in place. Furthermore, we expect potential purchasers of our properties to obtain debt financing is expected to be limited in the near term. We believe it is too early to determine the long-term effect on acquisition and disposition activity of the COVID-19 pandemic.

While we are currently unable to estimate the impact COVID-19 will have on our financial condition, we believe that the effects of COVID-19 will be mitigated because of our focus on warehouse and distribution industrial properties and the diversity of our tenant base, both geographically and by industry exposure.

First Quarter 2020 Transaction Summary.
The following summarizes our significant transactions during the three months ended March 31, 2020.
Leasing Activity:
During the first quarter of 2020, we entered into new leases and lease extensions encompassing 0.3 million square feet. The average fixed rent on these extended leases was $21.54 per square foot compared to the average fixed rent on these leases before extension of $25.54 per square foot. The weighted-average lease term for these lease extensions was 14.2 years. The weighted-average cost of tenant improvements and lease commissions was $0.92 per square foot for new leases and $65.77 per square foot for extended leases.
Investments/Capital Recycling:
•Acquired four industrial properties for an aggregate cost of $195.5 million.
•Disposed of our interests in two consolidated properties for an aggregate gross disposition price of $29.6 million.
Debt:
•Satisfied $6.8 million of non-recourse debt related to one asset sold in foreclosure.
•Borrowed $130.0 million on our unsecured revolving credit facility.
Equity:
•Issued 1.6 million common shares under our At-the-Market offering program and generated net proceeds of $17.3 million.
•Repurchased 1.3 million common shares at an average price of $8.28 per common share.

Critical Accounting Policies
Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, including the recent economic downturn primarily caused by COVID-19. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Certain of our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Liquidity and Capital Resources
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with applicable REIT requirements in both the short-term and long-term. However, we anticipate that our cash flow from operations will be negatively affected in the near term as a result of our granting tenant rent relief packages or tenant defaults as a result of the effects of COVID-19. In addition, we anticipate that cash on hand, borrowings under our unsecured revolving credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other available alternatives, will provide the necessary capital required by our business.
At March 31, 2020, we had $50.5 million and $10.4 million of property-specific mortgage balloon debt due in 2020 and 2021, respectively. All of the 2020 balloon debt relates to mortgages that are in default. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($83.5 million at March 31, 2020), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($470.0 million at March 31, 2020), which expires in 2023, but can be extended by us to 2024, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.
Cash flows from operations were $45.7 million for the three months ended March 31, 2020 as compared to $47.6 million for the three months ended March 31, 2019. The decrease was primarily related to the impact of property sales and vacancies partially offset by cash flows generated from acquired properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash provided by (used in) investing activities totaled $(183.2) million and $19.8 million during the three months ended March 31, 2020 and 2019, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties and distributions from non-consolidated entities. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net.
Net cash provided by (used in) financing activities totaled $98.3 million and $(65.1) million during the three months ended March 31, 2020 and 2019, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, repayment of debt obligations and repurchases of common shares. Cash provided by financing activities related primarily to revolving credit facility borrowings and issuances of common shares.

ATM Program:

We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares. Under the ATM program, we may enter into forward sales agreements with agents. As of March 31, 2020, we have not entered into any forward sale agreements. During the first quarter of 2020, we issued approximately 1.6 million common shares under the ATM program and generated net proceeds of $17.3 million. As of March 31, 2020, common shares having an aggregate value of $278.6 million remain available for issuance under the ATM program.

The volatility caused by the current economic downturn resulting from the effects of the COVID-19 pandemic may negatively affected our ability to access the capital markets through our ATM program and other offerings.

Dividends. Dividends paid to our common and preferred shareholders were $29.5 million and $45.3 million in the three months ended March 31, 2020 and 2019, respectively.
We declared a quarterly dividend of $0.105 per common share during the three months ended March 31, 2020, which is an increase from the $0.1025 per common shares quarterly dividend declared during the three months ended March 31, 2019.
UPREIT Structure. As of March 31, 2020, 2.7 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $30.7 million based on our closing price of $9.93 per common share as of March 31, 2020 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of March 31, 2020:

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
We have an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of March 31, 2020, is as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(2)	January 2025	LIBOR + 1.00%
(1) Maturity date of the line of credit can be extended to February 2024 at our option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At March 31, 2020, we had $130.0 million borrowings outstanding and availability of $470.0 million, subject to covenant compliance.
(2) The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum.

As of March 31, 2020, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Results of Operations
Three months ended March 31, 2020 compared with three months ended March 31, 2019.
The decrease in net income attributable to common shareholders of $9.9 million was primarily due to the items discussed below.
The decrease in total gross revenues of $0.4 million was primarily a result of a decrease in rental revenue. Rental revenue decreased $1.2 million primarily as a result of property sales, partially offset by an increase in rental revenue from asset acquisitions that occurred subsequent to the first quarter of 2019. The decrease in total gross revenues was partially offset by an increase in other revenue of $0.8 million primarily due to an incentive fee earned upon the sale of a property that we managed for a third-party real estate owner.
The increase in depreciation and amortization expense of $2.9 million was primarily due to acquisition activity.
The decrease in general and administrative expenses of $0.7 million was primarily due to a decrease in professional fees.
The decrease in interest and amortization expense $2.4 million related primarily to a decrease in the amount of our debt outstanding and a decrease in our overall borrowing rate.
The increase in debt satisfaction gains (charges), net, of $1.5 million is primarily related to the foreclosure of our Charleston, South Carolina property in 2020.
The decrease in impairment charges of $0.6 million related to the timing of impairment charges recognized on certain properties during 2019. The impairments were primarily due to potential sales, vacancies and lack of leasing prospects. There were no impairment charges in 2020.
The decrease in gains on sales of properties of $11.2 million related to the timing of property dispositions.
The increase in net income or decrease in net loss in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to fixed rent adjustments and index adjustments (such as the consumer price index), reduced interest expense on amortizing mortgages and variable rate indebtedness and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, changes in economic conditions such as the recent economic downturn primarily caused by the COVID-19 outbreak, increased interest rates and tenant monetary defaults and the other risks described in this Quarterly Report. Furthermore, our ability to complete acquisitions may be limited due to travel restrictions and social distancing measures.
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

The following presents our consolidated same-store NOI, for the three months ended March 31, 2020 and 2019 ($000's):

	Three Months Ended March 31,
	2020	2019
Total cash base rent	$58,108	$58,179
Tenant reimbursements	6,121	6,113
Property operating expenses	(7,692)	(7,616)
Same-store NOI	$56,537	$56,676

Our reported same-store NOI decreased from the first three months of 2019 to the first three months of 2020 by 0.2%.

The decrease in same-store NOI between periods primarily related to a decrease in cash base rent and an increase in non-reimbursed operating expenses, which was primarily attributable to property vacancies and renewals or retenanting of properties at lower rental rates in order to obtain long-term leases. Our same-store results could be further impacted in the future due to COVID-19 related rent deferrals, rent forgiveness or tenant defaults (in the short-term and/or long-term).
Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months Ended March 31,
	2020	2019
Net income	18,420	$28,280

Interest and amortization expense	14,795	17,208
Provision for income taxes	653	437
Depreciation and amortization	40,509	37,595
General and administrative	7,825	8,527
Transaction costs	21	—
Non-operating and fee income	(1,889)	(1,327)
Gains on sales of properties	(9,805)	(20,957)
Impairment charges	—	588
Debt satisfaction (gains) charges, net	(1,393)	103
Equity in (earnings) of non-consolidated entities	(263)	(619)
Lease termination income	(141)	(1,070)
Straight-line adjustments	(1,419)	(2,330)
Lease incentives	269	273
Amortization of above/below market leases	(295)	(6)
NOI	67,287	66,702

Less NOI:
Acquisitions and dispositions	(10,830)	(9,735)
Properties in default / other	80	(291)
Same-Store NOI	$56,537	$56,676

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three months ended March 31, 2020 and 2019 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$16,536	$26,405
Adjustments:
Depreciation and amortization	39,717	36,867
Impairment charges - real estate	—	588
Noncontrolling interests - OP units	107	1
Amortization of leasing commissions	792	728
Joint venture and noncontrolling interest adjustment	2,214	2,533
Gains on sales of properties, including non-consolidated entities	(10,354)	(21,605)
FFO available to common shareholders and unitholders - basic	49,012	45,517
Preferred dividends	1,572	1,572
Amount allocated to participating securities	46	50
FFO available to all equityholders and unitholders - diluted	50,630	47,139
Transaction costs	21	—
Debt satisfaction (gains) charges, net, including non-consolidated entities	(1,372)	103
Adjusted Company FFO available to all equityholders and unitholders - diluted	$49,279	$47,242

Per Common Share and Unit Amounts
Basic:
FFO	$0.19	$0.19

Diluted:
FFO	$0.19	$0.20
Adjusted Company FFO	$0.19	$0.20

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	253,038,161	232,538,495
Operating partnership units(1)	3,148,122	3,550,374
Weighted-average common shares outstanding - basic FFO	256,186,283	236,088,869

Diluted:
Weighted-average common shares outstanding - diluted EPS	257,347,277	236,142,143
Unvested share-based payment awards and options	24,799	16,499
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	262,082,646	240,869,212
(1) Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of March 31, 2020, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $259.1 million and $429.1 million at March 31, 2020 and 2019, respectively, which represented 18.0% and 28.7%, respectively, of our aggregate principal consolidated indebtedness. During the three-month periods ended March 31, 2020 and 2019, our variable-rate indebtedness had a weighted-average interest rate of 3.0% and 3.8%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2020 and 2019 would have increased by $0.5 million and $1.0 million, respectively. As of March 31, 2020 and 2019, our aggregate principal consolidated fixed-rate debt was $1.2 billion and $1.1 billion, respectively, which represented 82.0% and 71.3%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2020. We believe the fair value is indicative of the interest rate environment as of March 31, 2020, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.1 billion as of March 31, 2020.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2020, we had four interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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
ITEM 1.Legal Proceedings.
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

ITEM 1A.Risk Factors.
There have been no material changes in our risk factors from those disclosed in the Annual Report other than the following:
The current outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.
In recent years the outbreaks of a number of diseases, including Avian Bird Flu, H1N1, and various other "super bugs," have increased the risk of a pandemic. In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. COVID-19 has also spread to every state in the United States where we own and operate our properties and have our corporate headquarters and regional office. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.
The potential impact and duration of COVID-19 or another pandemic could have repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel and commerce. Many states and cities, including where we own properties, have also reacted by instituting quarantines, restrictions on travel, "shelter in place" rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. In addition, some cities and states have taken actions purporting to require the forbearance of rent payments and to limit landlord remedies with respect to rent payment defaults. We expect additional states and cities to implement similar restrictions. The duration of such restrictions is currently unknown. Furthermore, loosening of the restrictions and unrest in certain areas of the United States may result in additional cases of COVID-19. Such actions have and may create disruption in global supply chains and adversely impact a number of industries, including industries in which our tenants participate.
Our and our tenants' ability to successfully operate could be adversely affected as a result of the effects of COVID-19 or another pandemic due to, among other factors:
•a general decline in business activity and demand which would adversely affect our ability or desire to grow our industrial portfolio or to continue to sell non-core / office assets which have recently served as an additional source of liquidity for us;
•our ability to operate, which may cause our business and operating results to decline or impact our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines;
•the continued service and availability of personnel, including our executive officers and our ability to recruit, attract and retain skilled personnel—to the extent our management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our or our tenants' ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•a deterioration in our and our tenants' ability to operate or operate in affected areas, or delays in the supply of products or services from our and our tenants' vendors that are needed for us and our tenants to operate effectively;
•our tenants' ability to pay rent on their leases or our inability to lease space in our properties on favorable terms; and
•our ability to ensure business continuity in the event our continuity of operations plan is not effective or is improperly implemented or deployed during a disruption.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, the COVID-19 outbreak, and future pandemics, could have a significant adverse impact on economic and market conditions of economies around the world, including the United States, and trigger a period of global economic slowdown or global recession which would present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

The demand for industrial space in the United States is generally related to the level of economic output. Accordingly, the outbreak of COVID-19 that began in the fourth quarter of 2019 has led to an economic slowdown in the United States and reduced economic output. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak may exacerbate the negative impacts of a slowdown or recession. The concentration of our investments, among other factors, in industrial assets may expose us to the risk of economic downturns specific to industrial assets to a greater extent than if our investments were diversified among property types.

Further, adverse economic conditions, including as a result of COVID-19, may have an impact on the results of operations and financial condition of our tenants and result in requests for rent relief or deferral and a resulting decline in rent or an increased incidence of default under existing leases of our properties. In response to COVID-19, we may have tenants decline to extend their leases upon expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. However, as the full impact of COVID-19 cannot yet be determined, it is not yet possible to assess how many of our tenants may seek relief or otherwise fail to pay rent or defer the payment of rent. Bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant (including tenants whose business and operations are severely impacted by COVID-19 pandemic), unless we receive an order permitting us to do so from the bankruptcy court. Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord's damages, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (1) one year's rent and (2) the rent for 15% of the remaining term of the lease, not to exceed three years. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

In addition, in the event we modify a lease to provide rent deferral in exchange for an extension of the lease term or other consideration, we may have near term earnings dilution.

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
Our plan to grow through the acquisition and development of new properties could be adversely affected by trends in the real estate and financing businesses, including, without limitation, the effects of the recent COVID-19 outbreak. The consummation of any future acquisitions will be subject to satisfactory completion of an extensive valuation analysis and due diligence review and to the negotiation of definitive documentation, which may be difficult to complete due to travel restrictions and social distancing measures resulting from the recent COVID-19 outbreak. Our ability to implement our strategy may be impeded because we may have difficulty finding new properties and investments at attractive prices that meet our investment criteria, negotiating with new or existing tenants or securing acceptable financing. If we are unable to carry out our strategy, our financial condition and results of operations could be adversely affected. Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations.
Some of our acquisitions and developments may be financed using the proceeds of periodic equity or debt offerings, lines of credit or other forms of secured or unsecured financing which we intend to replace with permanent mortgage financing following closing or development. There is a risk that permanent financing for newly acquired projects might not be available or would be available only on disadvantageous terms. If permanent debt or equity financing is not available on acceptable terms to refinance acquisitions undertaken without permanent financing as a result to the economic impact of COVID-19 or otherwise, further acquisitions may be curtailed, or cash available to satisfy our debt service obligations and distributions to shareholders may be adversely affected.

The trading price of our common shares has been, and may continue to be, subject to significant fluctuations.

The market price of our common shares may fluctuate in response to company-specific and general market events and developments, including those described in our Annual Report, in this Quarterly Report and in our other periodic reports. In addition, our leverage may impact investor demand for our common shares, which could have a material effect on the market price of our common shares.
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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended March 31, 2020 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2020	—	$—	—	10,306,255
February 1 - 29, 2020	—	—	—	10,306,255
March 1 - 31, 2020	1,329,940	8.28	1,329,940	8,976,315
First quarter 2020	1,329,940	$8.28	1,329,940	8,976,315
(1)Share repurchase authorization most recently announced November 2, 2018, which has no expiration date.
ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information.

On May 5, 2020, we amended and restated the executive severance policy agreements under the Lexington Realty Trust Executive Severance Plan adopted January 14, 2018 (the “Executive Severance Plan”) primarily to remove the requirement that vesting of non-vested shares subject to performance-based vesting conditions be prorated based on the number of completed days in the performance period if the termination occurs within a specified timeframe relative to a change in control and to make certain other clarifying changes. The foregoing summary of the amendments to the severance policy agreements is qualified in its entirety by reference to the form of Executive Severance Policy Agreement, a copy of which is attached hereto as Exhibit 10.1.

ITEM 6.Exhibits.

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

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009) (1)
3.5	—	Second Amendment to Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 3, 2017) (1)
3.6	—	Third Amendment to Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 9, 2020)(1)
3.7	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K filed February 26, 2014)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
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

10.1	—	Form of Executive Severance Policy Agreement under the Executive Severance Plan adopted January 18, 2018 (2,4)
31.1	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
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
(5) The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2020 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	May 7, 2020	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	May 7, 2020	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)