Form 10-Q
period 2020-06-30
LEXINGTON REALTY TRUST
filed 2020-08-06
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 276,780,173 common shares of beneficial interest, par value $0.0001 per share, as of August 4, 2020.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate, at cost	$3,586,861	$3,320,574
Real estate - intangible assets	420,583	409,756
Investments in real estate under construction	26,426	13,313
Real estate, gross	4,033,870	3,743,643
Less: accumulated depreciation and amortization	928,334	887,629
Real estate, net	3,105,536	2,856,014
Assets held for sale	9,817	—
Operating right-of-use assets, net	36,633	38,133
Cash and cash equivalents	67,043	122,666
Restricted cash	16,791	6,644
Investments in non-consolidated entities	56,040	57,168
Deferred expenses, net	18,256	18,404
Rent receivable – current	1,841	3,229
Rent receivable – deferred	70,258	66,294
Other assets	11,318	11,708
Total assets	$3,393,533	$3,180,260

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$373,681	$390,272
Revolving credit facility borrowings	40,000	—
Term loan payable, net	297,691	297,439
Senior notes payable, net	497,288	496,870
Trust preferred securities, net	127,445	127,396
Dividends payable	34,161	32,432
Liabilities held for sale	1,716	—
Operating lease liabilities	37,815	39,442
Accounts payable and other liabilities	49,747	29,925
Accrued interest payable	9,548	7,897
Deferred revenue - including below-market leases, net	18,749	20,350
Prepaid rent	13,506	13,518
Total liabilities	1,501,347	1,455,541

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 276,267,259 and 254,770,719 shares issued and outstanding in 2020 and 2019, respectively	28	25
Additional paid-in-capital	3,185,458	2,976,670
Accumulated distributions in excess of net income	(1,386,001)	(1,363,676)
Accumulated other comprehensive loss	(20,730)	(1,928)
Total shareholders’ equity	1,872,771	1,705,107
Noncontrolling interests	19,415	19,612
Total equity	1,892,186	1,724,719
Total liabilities and equity	$3,393,533	$3,180,260
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross revenues:
Rental revenue	$81,094	$78,758	$159,829	$158,733
Other revenue	698	1,377	2,790	2,650
Total gross revenues	81,792	80,135	162,619	161,383
Expense applicable to revenues:
Depreciation and amortization	(39,805)	(36,811)	(80,314)	(74,406)
Property operating	(10,276)	(9,788)	(20,552)	(20,355)
General and administrative	(7,555)	(7,334)	(15,380)	(15,861)
Non-operating income	84	914	274	1,395
Interest and amortization expense	(14,166)	(17,026)	(28,961)	(34,234)
Debt satisfaction gains (charges), net	—	—	1,393	(103)
Impairment charges	(1,617)	(1,094)	(1,617)	(1,682)
Gains on sales of properties	11,193	15,244	20,998	36,201
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	19,650	24,240	38,460	52,338
Provision for income taxes	(422)	(430)	(1,075)	(867)
Equity in earnings (losses) of non-consolidated entities	(97)	(41)	166	578
Net income	19,131	23,769	37,551	52,049
Less net income attributable to noncontrolling interests	(265)	(436)	(531)	(689)
Net income attributable to Lexington Realty Trust shareholders	18,866	23,333	37,020	51,360
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(3,145)	(3,145)
Allocation to participating securities	(39)	(39)	(85)	(85)
Net income attributable to common shareholders	$17,254	$21,721	$33,790	$48,130

Net income attributable to common shareholders - per common share basic	$0.07	$0.09	$0.13	$0.21
Weighted-average common shares outstanding – basic	264,785,583	232,635,137	258,911,872	232,587,083

Net income attributable to common shareholders - per common share diluted	$0.06	$0.09	$0.13	$0.20
Weighted-average common shares outstanding – diluted	269,088,631	236,299,878	263,217,352	236,221,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$19,131	$23,769	$37,551	$52,049
Other comprehensive income (loss):
Change in unrealized loss on interest rate swaps, net	(1,806)	—	(18,802)	(76)
Other comprehensive loss	(1,806)	—	(18,802)	(76)
Comprehensive income	17,325	23,769	18,749	51,973
Comprehensive income attributable to noncontrolling interests	(265)	(436)	(531)	(689)
Comprehensive income attributable to Lexington Realty Trust shareholders	$17,060	$23,333	$18,218	$51,284
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended June 30, 2020		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance March 31, 2020	$1,702,670	$94,016	$26	$2,982,363	$(1,374,286)	$(18,924)	$19,475
Issuance of partnership interest in real estate	466	—	—	—	—	—	466
Redemption of noncontrolling OP units for common shares	—	—	—	54	—	—	(54)
Issuance of common shares and deferred compensation amortization, net	203,043	—	2	203,041	—	—	—
Dividends/distributions	(31,318)	—	—	—	(30,581)	—	(737)
Net income	19,131	—	—	—	18,866	—	265
Other comprehensive loss	(1,806)	—	—	—	—	(1,806)	—
Balance June 30, 2020	$1,892,186	$94,016	$28	$3,185,458	$(1,386,001)	$(20,730)	$19,415

Three Months Ended June 30, 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Noncontrolling Interests
Balance March 31, 2019	$1,345,334	$94,016	$23	$2,769,822	$(1,534,539)	$16,012
Redemption of noncontrolling OP units for common shares	—	—	—	5	—	(5)
Issuance of common shares and deferred compensation amortization, net	1,386	—	—	1,386	—	—
Dividends/distributions	(26,315)	—	—	—	(25,546)	(769)
Net income	23,769	—	—	—	23,333	436
Balance June 30, 2019	$1,344,174	$94,016	$23	$2,771,213	$(1,536,752)	$15,674

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Six Months Ended June 30, 2020		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2019	$1,724,719	$94,016	$25	$2,976,670	$(1,363,676)	$(1,928)	$19,612
Issuance of partnership interest in real estate	887	—	—	—	—	—	887
Redemption of noncontrolling OP units for common shares	—	—	—	482	—	—	(482)
Issuance of common shares and deferred compensation amortization, net	221,974	—	3	221,971	—	—	—
Repurchase of common shares	(11,042)	—	—	(11,042)	—	—	—
Repurchase of common shares to settle tax obligations	(2,623)	—	—	(2,623)	—	—	—
Forfeiture of employee common shares	1	—	—	—	1	—	—
Dividends/distributions	(60,479)	—	—	—	(59,346)	—	(1,133)
Net income	37,551	—	—	—	37,020	—	531
Other comprehensive loss	(18,802)	—	—	—	—	(18,802)	—
Balance June 30, 2020	$1,892,186	$94,016	$28	$3,185,458	$(1,386,001)	$(20,730)	$19,415

Six Months Ended June 30, 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2018	$1,346,678	$94,016	$24	$2,772,855	$(1,537,100)	$76	$16,807
Redemption of noncontrolling OP units for common shares	—	—	—	161	—	—	(161)
Issuance of common shares and deferred compensation amortization, net	3,096	—	—	3,096	—	—	—
Repurchase of common shares	(958)	—	—	(958)	—	—	—
Repurchase of common shares to settle tax obligations	(3,942)	—	(1)	(3,941)	—	—	—
Forfeiture of employee common shares	5	—	—	—	5	—	—
Dividends/distributions	(52,678)	—	—	—	(51,017)	—	(1,661)
Net income	52,049	—	—	—	51,360	—	689
Other comprehensive loss	(76)	—	—	—	—	(76)	—
Balance June 30, 2019	$1,344,174	$94,016	$23	$2,771,213	$(1,536,752)	$—	$15,674

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities:	$93,547	$88,557
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(359,609)	(259,867)
Investment in real estate under construction	(10,583)	—
Capital expenditures	(9,338)	(8,636)
Net proceeds from sale of properties	66,185	119,406
Investments in non-consolidated entities	(2,764)	(1,120)
Distributions from non-consolidated entities in excess of accumulated earnings	4,043	6,943
Deferred leasing costs	(4,242)	(4,673)
Change in real estate deposits, net	141	766
Net cash provided by (used in) investing activities	(316,167)	(147,181)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(57,617)	(70,722)
Principal amortization payments	(9,972)	(13,410)
Principal payments on debt, excluding normal amortization	—	(15,462)
Revolving credit facility borrowings	170,000	55,000
Revolving credit facility payments	(130,000)	—
Deferred financing costs	—	(3,678)
Payment of early extinguishment of debt charges	—	(1)
Cash contributions from noncontrolling interests	887	—
Cash distributions to noncontrolling interests	(1,133)	(1,661)
Repurchases to settle tax obligations	(2,623)	(4,135)
Issuance of common shares, net	218,644	—
Repurchase of common shares	(11,042)	(3,598)
Net cash provided by (used in) financing activities	177,144	(57,667)
Change in cash, cash equivalents and restricted cash	(45,476)	(116,291)
Cash, cash equivalents and restricted cash, at beginning of period	129,310	177,247
Cash, cash equivalents and restricted cash, at end of period	$83,834	$60,956

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$122,666	$168,750
Restricted cash at beginning of period	6,644	8,497
Cash, cash equivalents and restricted cash at beginning of period	$129,310	$177,247

Cash and cash equivalents at end of period	$67,043	$43,789
Restricted cash at end of period	16,791	17,167
Cash, cash equivalents and restricted cash at end of period	$83,834	$60,956
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
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
As of June 30, 2020, the Company had ownership interests in approximately 140 consolidated real estate properties, located in 29 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2020 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020 (“Annual Report”).
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
June 30, 2020 and 2019
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
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of June 30, 2020 and December 31, 2019, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Real estate, net	$609,619	$592,372
Total assets	$659,727	$645,623
Mortgages and notes payable, net	$76,115	$82,978
Total liabilities	$98,070	$101,901
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
June 30, 2020 and 2019
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
New Accounting Standards Adopted in 2020. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of an allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 was effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 on a prospective basis. The Company analyzed its accounts receivable using an aging methodology and determined that there have been no historical credit losses related to its outstanding accounts receivable. As a result, the Company's adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The standard was effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 on a prospective basis. The Company's adoption of this guidance on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and a narrative description of measurement uncertainty related to Level 3 measurements. This standard was effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 on a prospective basis. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.
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
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
While the lease modification guidance in ASC Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the FASB staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the six-month period ended June 30, 2020, the Company did not grant any rent concessions to its tenants that qualify for relief from lease modification accounting under the Lease Modification Q&A.

The Company is evaluating the election to apply such relief to avoid performing a lease by lease analysis for the lease concessions that may be (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less. The Lease Modification Q&A had no impact on the Company's consolidated financial statements as of and for the six months ended June 30, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
BASIC
Net income attributable to common shareholders	$17,254	$21,721	$33,790	$48,130
Weighted-average number of common shares outstanding - basic	264,785,583	232,635,137	258,911,872	232,587,083

Net income attributable to common shareholders - per common share basic	$0.07	$0.09	$0.13	$0.21

DILUTED
Net income attributable to common shareholders - basic	$17,254	$21,721	$33,790	$48,130
Impact of assumed conversions	77	165	184	166
Net income attributable to common shareholders	$17,331	$21,886	$33,974	$48,296

Weighted-average common shares outstanding - basic	264,785,583	232,635,137	258,911,872	232,587,083
Effect of dilutive securities:
Unvested share-based payment awards and options	1,210,241	129,810	1,185,016	91,637
OP Units	3,092,807	3,534,931	3,120,464	3,542,610
Weighted-average common shares outstanding - diluted	269,088,631	236,299,878	263,217,352	236,221,330

Net income attributable to common shareholders - per common share diluted	$0.06	$0.09	$0.13	$0.20
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
The Company completed the following acquisition transactions during the six months ended June 30, 2020:

Property Type	Market	Acquisition Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Industrial	Chicago, IL	January 2020	$53,642	11/2029	$3,681	$45,817	$4,144
Industrial	Phoenix, AZ	January 2020	19,164	12/2025	1,614	16,222	1,328
Industrial	Chicago, IL	January 2020	39,153	12/2029	1,788	34,301	3,064
Industrial	Dallas, TX	February 2020	83,495	8/2029	4,500	71,635	7,360
Industrial	Savannah, GA	April 2020	34,753	7/2027	1,689	30,346	2,718
Industrial	Dallas, TX	May 2020	10,731	6/2030	1,308	8,466	957
Industrial	Savannah, GA	June 2020	30,448	6/2025	2,560	25,697	2,191
Industrial	Savannah, GA	June 2020	9,130	8/2025	1,070	7,448	612
Industrial	Houston, TX	June 2020	20,949	4/2025	2,202	17,101	1,646
Industrial	Ocala, FL	June 2020	58,283	8/2030	4,113	49,904	4,266
			$359,748		$24,525	$306,937	$28,286

The Company is engaged in two consolidated development projects. As of June 30, 2020, the Company's aggregate investment in the development arrangements was $26,426, which included capitalized interest of $325 for the six-month period ended June 30, 2020 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.
As of June 30, 2020, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	Market	Property Type	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 6/30/2020	Amount Funded as of 6/30/2020	Estimated Completion Date
Fairburn (90%)	Atlanta, GA	Industrial	910,000	$53,812	$20,535	$15,806	1Q 2021
Rickenbacker (100%)	Columbus, OH	Industrial	320,000	20,300	5,891	4,390	1Q 2021
				$74,112	$26,426	$20,196

(4)Dispositions and Impairment
During the six months ended June 30, 2020 and 2019, the Company disposed of its interests in various properties for an aggregate gross disposition price of $74,064 and $120,328, respectively, and recognized aggregate gains on sales of properties of $20,998 and $36,201, respectively. Included in the 2020 dispositions is an office property in Charleston, South Carolina which was conveyed to the lender in forgiveness of the mortgage loan encumbering the property. The balance of the non-recourse mortgage loan was in excess of the value of the property collateral, resulting in a debt satisfaction gain of $1,393.
As of June 30, 2020, the Company had one property classified as held for sale because the property met the criteria included under the held for sale accounting guidance and a sale to a third party within the next 12 months was deemed probable. As of December 31, 2019, the Company had no properties that met the held for sale criteria.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Assets and liabilities of the held for sale property as of June 30, 2020 consisted of the following:

June 30, 2020
Assets:
Real estate, at cost	$9,204
Real estate, intangible assets	4,808
Accumulated depreciation and amortization	(6,994)
Rent receivable - deferred	772
Other	2,027
$9,817

Liabilities:
Accounts payable and other liabilities	$1,716
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions such as the recent economic downturn primarily caused by the COVID-19 outbreak. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the six months ended June 30, 2020, the Company recognized one impairment charge of $1,617 on a vacant office property located in Houston, Texas.
During the six months ended June 30, 2019, the Company recognized aggregate impairment charges on real estate properties of $1,682. Included in the impairment charges recognized during the six months ended June 30, 2019, are impairment charges of $1,433 and $249 on unencumbered and vacant retail properties in Watertown, New York and Albany, Georgia, respectively. Both of these properties were sold during 2019.

(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Balance	Fair Value Measurements Using
Description		June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities		$(20,730)	$—	$(20,730)	$—
Impaired property held for sale	(1)	$2,715	—	—	2,715
(1) Represents a non-recurring fair value measurement. The fair value is calculated as of the date of the impairment. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of ten years and residual capitalization rates and discount rates of 8.0% and 12.0%, respectively. As significant inputs to the model are unobservable, the Company determined that the value determined for this property falls within Level 3 of the fair value reporting hierarchy.

		Balance	Fair Value Measurements Using
Description		December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities		$(1,928)	$—	$(1,928)	$—
Impaired real estate assets	(1)	$4,846	$—	$—	$4,846
(1) Represents a non-recurring fair value measurement. The fair value is calculated as of the date of the impairment.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2020 and December 31, 2019, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,336,105	$1,268,171	$1,311,977	$1,276,589

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		June 30, 2020	June 30, 2020	December 31, 2019
NNN Office JV LP ("NNN JV")	(1)	20%	$35,666	$39,288
Etna Park 70 LLC	(2)	90%	10,229	8,352
Etna Park East LLC	(3)	90%	5,148	4,310
Other	(4)	25%	4,997	5,218
			$56,040	$57,168
(1) NNN JV is a joint venture formed in 2018 and owns office properties formerly owned by the Company.
(2) Joint venture formed in 2017 with a developer entity to acquire a 151-acre parcel of developable land and to pursue industrial build-to-suit opportunities. The Company determined that it is not the primary beneficiary. In December 2018, the parcel was subdivided and the Company received a distribution of an ownership interest in a 57-acre parcel with a historical cost of $3,008. The Company acquired control of the 57-acre parcel via the purchase of the Company's joint venture partners' interests.
(3) Joint venture formed in 2019 with a developer entity to acquire a 129.6-acre parcel of land and to pursue industrial build-to-suit opportunities. The Company determined it is not the primary beneficiary.
(4) As of June 30, 2020, represents one joint venture investment, which owns a single-tenant, net-leased asset.
During the six months ended June 30, 2020, NNN JV sold one asset and the Company recognized a gain on the transaction of $550 within equity in earnings (losses) of non-consolidated entities within its unaudited condensed consolidated statement of operations. In conjunction with this property sale, NNN JV received net proceeds of $3,419 after the satisfaction of $12,960 of its non-recourse mortgage indebtedness.
In May 2019, NNN JV sold one asset. The Company recognized a gain on the transaction of $270, which is included in equity in earnings (losses) of non-consolidated entities in its unaudited condensed consolidated statement of operations.
In February 2019, a non-consolidated real estate entity, in which the Company owned a 15% ownership interest, sold its only asset and the Company received $2,317 of proceeds. The Company recognized a gain on the transaction of $803, which is included in equity in earnings (losses) on non-consolidated entities within its unaudited condensed consolidated statement of operations.

(7)Debt
The Company had the following mortgages and notes payable outstanding as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Mortgages and notes payable	$377,070	$393,872
Unamortized debt issuance costs	(3,389)	(3,600)
	$373,681	$390,272
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 6.5%, respectively, at June 30, 2020 and December 31, 2019, and all mortgages and notes payables mature between 2020 and 2036 as of June 30, 2020. The weighted-average interest rate was 4.5% at each of June 30, 2020 and December 31, 2019.
As of June 30, 2020, the Company had two non-recourse mortgage loans that were in default with an outstanding aggregate principal balance of $50,525. Each mortgage loan is secured by a vacant office property (Overland Park, Kansas and Boca Raton, Florida).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company had the following senior notes outstanding as of June 30, 2020 and December 31, 2019:

Issue Date	June 30, 2020	December 31, 2019	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	250,000	4.25%	June 2023	99.026%
	500,000	500,000
Unamortized debt discount	(826)	(963)
Unamortized debt issuance cost	(1,886)	(2,167)
	$497,288	$496,870
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of June 30, 2020, is as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(2)	January 2025	LIBOR + 1.00%
(1)  Maturity date of the revolving credit facility can be extended to February 2024 at the Company's option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At June 30, 2020, the Company had $40,000 borrowings outstanding and availability of $560,000, subject to covenant compliance.
(2) The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum. The aggregate unamortized debt issuance costs for the term loan was $2,309 and $2,561 as of June 30, 2020 and December 31, 2019, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at June 30, 2020.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at June 30, 2020 was 2.460%. As of June 30, 2020 and December 31, 2019, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,675 and $1,724, respectively, of unamortized debt issuance costs.
Capitalized interest recorded during the six months ended June 30, 2020 and 2019 was $648 and $52, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2020 and 2019.
During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months ending June 30, 2021, the Company estimates that an additional $4,777 will be reclassified as an increase to interest expense if the swaps remain outstanding.

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	As of June 30, 2020		As of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Accounts Payable and Other Liabilities	$(20,730)	Accounts Payable and Other Liabilities	$(1,928)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives June 30,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income June 30,
Hedging Relationships	2020	2019	2020	2019
Interest Rate Swaps	$(19,773)	$1	$971	$(77)
(1) Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statement of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations in which the effects of cash flow hedges are recorded was $28,961 and $34,234 for the six months ended June 30, 2020 and 2019, respectively.
The Company's agreements with swap derivatives counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2020, the Company had not posted any collateral related to the agreements.

(9) Lease Accounting
The following is a summary of the Company's accounting for leases as of and during the six-month period ended June 30, 2020 and 2019:
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
June 30, 2020 and 2019
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
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectable, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. During the six months ended June 30, 2020, the Company wrote off a deferred rent receivable balance of $615, as a reduction of rental revenue, related to a tenant that dissolved and surrendered its leased premises in an industrial property located in the Columbus, Ohio market.
Certain tenants have been experiencing financial difficulties as a result of the COVID-19 pandemic. During the six months ended June 30, 2020, the Company wrote off a deferred rent receivable balance of $117, as a reduction of rental revenue, related to a tenant that vacated its leased premises in an industrial property located in the Nashville, Tennessee market. Also, during the six months ended June 30, 2020, the Company reserved $1,243 of deferred rent receivable, as a reduction of rental revenue, related to the tenant that occupies a distribution facility located in Shreveport, LA, that filed for reorganization under the U.S. Bankruptcy Code. Furthermore, the Company is recognizing rental income on a cash basis related to this tenant because the Company determined that collection of the deferred rent receivable was not probable at this time. As of June 30, 2020, the tenant continues to occupy the Shreveport distribution facility and the Company has received all post-petition rental payments due as of June 30, 2020.
During the six months ended June 30, 2020 and 2019, rental revenue was reduced by $40 and $307, respectively, for accounts receivable deemed uncollectable.
The Company determined that the lease and non-lease components in its leases are a single lease component and is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service that is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of June 30, 2020 and 2019, the Company incurred $29 and $161, respectively, of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations.
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
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The following table presents the Company’s classification of rental revenue for its operating leases for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
Classification	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Fixed	$73,374	$72,703	$144,639	$145,412
Variable(1)	7,720	6,055	15,190	13,321
Total	$81,094	$78,758	$159,829	$158,733
(1) Primarily comprised of tenant reimbursements.
Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of June 30, 2020 were as follows:

2020 - remainder	$141,738
2021	277,438
2022	265,539
2023	264,398
2024	233,935
2025	209,025
Thereafter	1,278,922
Total	$2,670,995
Lessee
The Company has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of June 30, 2020. The leases have remaining lease terms of up to 43 years, some of which include options to extend the leases in 5 to 10-year increments for up to 53 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Supplemental information related to operating leases is as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019
Weighted-average remaining lease term
Operating leases (years)	12.4	12.6
Weighted-average discount rate
Operating leases	4.2%	4.1%

The components of lease expense for the six months ended June 30, 2020 and 2019 were as follows:

Income Statement Classification	Fixed	Variable	Total
2020:
Property operating	$1,990	$—	$1,990
General and administrative	677	47	724
Total	$2,667	$47	$2,714

2019:
Property operating	$1,992	$—	$1,992
General and administrative	671	57	728
Total	$2,663	$57	$2,720
The Company recognized sublease income of $1,882 for both the six months ended June 30, 2020 and 2019.
The following table shows the Company's maturity analysis of its operating lease liabilities as of June 30, 2020:

Operating Leases
2020 - remainder	$2,448
2021	5,060
2022	5,135
2023	5,279
2024	5,301
2025	5,301
Thereafter	21,370
Total lease payments	$49,894
Less: Imputed interest	(12,079)
Present value of operating lease liabilities	$37,815

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2020 and 2019, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(11)Equity
Shareholders' Equity:
The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares. Under the ATM program, the Company may enter into forward sales agreements with agents. During the six months ended June 30, 2020, the Company issued 5,321,588 common shares under its ATM program and generated net proceeds of approximately $54,000. As of June 30, 2020, common shares with an aggregate value of $240,932 remain available for issuance under the ATM program. The Company did not issue common shares under its ATM program during the six months ended June 30, 2019.

During 2020, the Company issued 17,250,000 common shares at a public offering price of $9.60 per common share in an underwritten offering and generated net proceeds of approximately $164,000. The proceeds have and will be used for general corporate purposes, including acquisitions, and pending the application of the proceeds were used to pay down all of the then outstanding balance under the Company's revolving credit facility.

In addition, during the six months ended June 30, 2020 and 2019, the Company issued 23,480 and 41,186, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $250 and $345, respectively.

In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 in 2018. This share repurchase program has no expiration date. During the six months ended June 30, 2020 and 2019, the Company repurchased and retired 1,329,940 and 441,581 common shares, respectively, at an average price of $8.28 and $8.13, respectively, per common share under the share repurchase program. As of June 30, 2020, 8,976,315 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of period end. There were no unsettled repurchases as of June 30, 2020.

A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$(1,928)	$76
Other comprehensive income (loss) before reclassifications	(19,773)	1
Amounts of (income) loss reclassified from accumulated other comprehensive income to interest expense	971	(77)
Balance at end of period	$(20,730)	$—
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
As of June 30, 2020, there were approximately 2,740,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Six Months Ended June 30,
	2020	2019
Net income attributable to Lexington Realty Trust shareholders	$37,020	$51,360
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	482	161
Change from net income attributable to shareholders and transfers from noncontrolling interests	$37,502	$51,521

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

(14)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the six months ended June 30, 2020 and 2019, the Company paid $25,195 and $30,676, respectively, for interest and $920 and $1,330, respectively, for income taxes.
As a result of the foreclosure of an office property in South Carolina, there was a non-cash charge of $6,830 and $5,429 in mortgages and notes payable and real estate, net, respectively.

During the six months ended June 30, 2020, the Company exercised multiple extension options in a ground lease related to a parcel of land located in Owensboro, Kentucky. The extension of the ground lease term resulted in a non-cash increase of $373 to the related operating lease liability and right of use asset.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(15)Subsequent Events
Subsequent to June 30, 2020, the Company:
•disposed of three properties for an aggregate gross disposition price of approximately $67,000; and
•sold 471,576 shares under the ATM program for gross proceeds of $4,928.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020. The results of operations contained herein for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust for the three and six months ended June 30, 2020 and 2019, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 20, 2020, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
As of June 30, 2020, we had ownership interests in approximately 140 consolidated real estate properties, located in 29 states and containing an aggregate of approximately 56.6 million square feet of space, approximately 97.3% of which was leased. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased industrial investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during 2020, we continue to strive to be an active seller of non-core assets such as office properties, retail properties and vacant properties. In addition, we continue our efforts to increase the percentage of industrial assets in our portfolio, including through limited speculative development. Our non-core asset sales efforts and acquisitions of ten industrial assets during the six months ended June 30, 2020, have resulted in our percentage of gross book value from industrial assets, excluding held for sale assets, to increase to 84.5% as of June 30, 2020.

COVID-19 Impact. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. As federal, state and local governments begin to ease restrictions, our management continues to monitor events and is taking steps to mitigate the potential impact and risks to us.

We have received, and expect to continue to receive, limited rent relief requests from our tenants. However, we do not believe that these rent relief requests will have a material impact to our rental revenues. During the six months ended June 30, 2020, we granted rent relief of $0.1 million in exchange for a two-year lease extension to one tenant. In addition, during the six months ended June 30, 2020, we wrote off or reserved an aggregate of $1.4 million of deferred rent receivables as we determined that the future collection of the full contractual lease payments is no longer probable. A limited number of other tenants, particularly retail tenants and those with businesses tied to the aviation industry, continue to be impacted by COVID-19 and related government restrictions and social distancing requirements. We continue to believe that the impacts of COVID-19 on our portfolio are mitigated due to our focus on warehouse and distribution industrial properties and the diversity of our tenant base, both geographically and by industry exposure.

We believe acquisition and disposition activity levels are beginning to increase from the reduced levels we experienced in April 2020. However, we believe that there continues to be limited financing opportunities for potential purchasers of our properties.

We remain unable to estimate the long-term impacts COVID-19 will have on our financial condition.

Second Quarter 2020 Transaction Summary.
The following summarizes our significant transactions during the three months ended June 30, 2020.
Leasing Activity:
During the second quarter of 2020, we entered into new leases and lease extensions encompassing 3.0 million square feet. The average fixed rent on these extended leases was $3.33 per square foot compared to the average fixed rent on these leases before extension of $2.81 per square foot. The weighted-average cost of tenant improvements and lease commissions was $3.15 per square foot for new leases and $0.05 per square foot for extended leases.
Investments/Capital Recycling:
•Acquired six industrial properties for an aggregate cost of $164.3 million.
•Disposed of our interests in three consolidated properties for an aggregate gross disposition price of $44.4 million.
Debt:
•Repaid $90.0 million outstanding on our revolving credit facility, net.
Equity:
•Issued 17.3 million common shares in an underwritten offering and generated net proceeds of approximately $164.0 million.
•Issued 3.8 million common shares under our At-the-Market offering program and generated net proceeds of approximately $37.0 million.

Acquisition/Disposition Activity:
During the six months ended June 30, 2020, we completed the following industrial transactions, inclusive of the acquisitions above:

Market	Square Feet	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (years)
Chicago, IL	705,661	$53.6	January 2020	9.9
Phoenix, AZ	160,140	19.2	January 2020	6.0
Chicago, IL	473,280	39.2	January 2020	10.0
Dallas, TX	1,214,526	83.5	February 2020	9.5
Savannah, GA	499,500	34.8	April 2020	7.3
Dallas, TX	120,960	10.7	May 2020	10.1
Savannah, GA	355,527	30.4	June 2020	5.0
Savannah, GA	88,503	9.1	June 2020	5.2
Houston, TX	248,240	20.9	June 2020	4.9
Ocala, FL	617,055	58.3	June 2020	10.1
	4,483,392	$359.7

During the six months ended June 30, 2020, we disposed of five properties and a land parcel, inclusive of the dispositions above, for an aggregate gross disposition price of $74.1 million.

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

Liquidity and Capital Resources
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with applicable REIT requirements in both the short-term and long-term. However, we anticipate that our cash flow from operations may be negatively affected in the near term if we grant tenant rent relief packages or experience tenant defaults as a result of the effects of COVID-19. In addition, we anticipate that cash on hand, borrowings under our unsecured revolving credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other available alternatives, will provide the necessary capital required by our business.
At June 30, 2020, we had $50.5 million and $10.4 million of property-specific mortgage balloon debt due in 2020 and 2021, respectively. All of the 2020 balloon debt relates to mortgages that are in default. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($67.0 million at June 30, 2020), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($560 million at June 30, 2020), which expires in 2023, but can be extended by us to 2024, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.
Cash flows from operations were $93.5 million for the six months ended June 30, 2020 as compared to $88.6 million for the six months ended June 30, 2019. The increase was primarily related to the impact of cash flow generated from acquiring properties, partially offset by property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $316.2 million and $147.2 million during the six months ended June 30, 2020 and 2019, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities and changes in real estate deposits, net.
Net cash provided by (used in) financing activities totaled $177.1 million and $(57.7) million during the six months ended June 30, 2020 and 2019, respectively. Cash provided by financing activities related primarily to revolving credit facility borrowings and issuances of common shares. Cash used in financing activities was primarily attributable to dividend and distribution payments, repayment of debt obligations and repurchases of common shares.
Common Share Issuances:

We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares. Under the ATM program, we may enter into forward sales agreements with agents. As of June 30, 2020, we have not entered into any forward sale agreements. During the six months ended June 30, 2020, we issued approximately 5.3 million common shares under the ATM program and generated net proceeds of approximately $54.0 million. As of June 30, 2020, common shares having an aggregate value of $240.9 million remain available for issuance under the ATM program.

During 2020, we issued 17.3 million common shares at a public offering price of $9.60 per common share in an underwritten offering and generated net proceeds of approximately $164.0 million. The proceeds have and will be used for general corporate purposes, including acquisitions, and, pending the application of the proceeds, were used to pay down all of the then outstanding balance under our revolving credit facility.

The volatility caused by the current economic downturn resulting from the effects of the COVID-19 pandemic may negatively affected our ability to access the capital markets through our ATM program and other offerings.

Dividends. Dividends paid to our common and preferred shareholders were $57.6 million and $70.7 million in the six months ended June 30, 2020 and 2019, respectively.
We declared a quarterly dividend of $0.105 per common share during the three months ended June 30, 2020, which is an increase from the $0.1025 per common share quarterly dividend declared during the three months ended June 30, 2019.
UPREIT Structure. As of June 30, 2020, 2,740,000 units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $32.5 million based on our closing price of $10.55 per common share as of June 30, 2020 and a redemption factor of approximately 1.13 common shares per OP unit.

Financings. The following senior notes were outstanding as of June 30, 2020:

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
We have an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of June 30, 2020, is as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(2)	January 2025	LIBOR + 1.00%
(1) Maturity date of the revolving credit facility can be extended to February 2024 at our option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At June 30, 2020, we had $40.0 million borrowings outstanding and availability of $560.0 million, subject to covenant compliance.
(2) The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum.

As of June 30, 2020, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Results of Operations
Three months ended June 30, 2020 compared with three months ended June 30, 2019.
The decrease in net income attributable to common shareholders of $4.5 million was primarily due to the items discussed below.
The increase in total gross revenues of $1.7 million was primarily a result of an increase in rental revenue. Rental revenue increased $2.3 million primarily as a result of an increase in rental revenue from asset acquisitions that occurred subsequent to the second quarter of 2019, partially offset by a decrease in rental revenue due to property sales. The increase in total gross revenues was partially offset by a decrease in other revenue of $0.7 million primarily due to a decrease in fee income and parking revenue.
The increase in depreciation and amortization expense of $3.0 million was primarily due to acquisition activity.
The increase in property operating expense of $0.5 million was primarily due to an increase in our operating expense responsibilities at certain properties.
The decrease in non-operating income of $0.8 million was primarily due to funds received to settle a tenant's deferred maintenance obligation in 2019 with no comparable income in 2020.
The decrease in interest and amortization expense $2.9 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.
The increase in impairment charges of $0.5 million related to the timing of impairment charges recognized on certain properties. The impairments were primarily due to potential sales, vacancies and lack of leasing prospects.
The decrease in gains on sales of properties of $4.1 million related to the timing of property dispositions.

Six months ended June 30, 2020 compared with six months ended June 30, 2019.
The decrease in net income attributable to common shareholders of $14.3 million was primarily due to the items discussed below.
The increase in total gross revenues of $1.2 million was primarily a result of an increase in rental revenue. Rental revenue increased $1.1 million primarily as a result of an increase in rental revenue from asset acquisitions that occurred subsequent to the second quarter of 2019, partially offset by a decrease in rental revenue due to property sales.

The increase in depreciation and amortization expense of $5.9 million was primarily due to acquisition activity.
The decrease in general and administrative expenses of $0.5 million was primarily due to a decrease in professional fees and travel expenses, as a result of COVID-19.
The decrease in non-operating income of $1.1 million was primarily related to funds received in 2019 related to a bankruptcy claim and funds received to settle a tenant's deferred maintenance obligation, with no comparable income in 2020.
The decrease in interest and amortization expense of $5.3 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.
The increase in debt satisfaction gains (charges), net, of $1.5 million was primarily related to the foreclosure of our Charleston, South Carolina property in 2020, with no comparable transactions in 2019.
The decrease in gains on sales of properties of $15.2 million related to the timing of property dispositions.
The increase in net income or decrease in net loss in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to fixed rent adjustments and index adjustments (such as the consumer price index), reduced interest expense on amortizing mortgages and variable rate indebtedness and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, changes in economic conditions such as the recent economic downturn primarily caused by the COVID-19 pandemic, increased interest rates and tenant monetary defaults and the other risks described in this Quarterly Report. Furthermore, our ability to complete acquisitions may be limited due to travel restrictions and social distancing measures during the COVID-19 pandemic.
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
The following presents our consolidated same-store NOI, for the six months ended June 30, 2020 and 2019 ($000's):

	Six Months Ended June 30,
	2020	2019
Total cash base rent	$112,371	$112,210
Tenant reimbursements	12,102	11,737
Property operating expenses	(15,911)	(14,743)
Same-store NOI	$108,562	$109,204

Our reported same-store NOI decreased from the first six months of 2019 to the first six months of 2020 by 0.6%.

The decrease in same-store NOI between periods primarily related to an increase in non-reimbursed operating expenses, which was primarily attributable to property vacancies and an increase in operating expense responsibilities at certain properties. Our same-store results could be further impacted in the future due to COVID-19 related rent deferrals, rent forgiveness or tenant defaults (in the short-term and/or long-term).

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Six Months Ended June 30,
	2020	2019
Net income	$37,551	$52,049

Interest and amortization expense	28,961	34,234
Provision for income taxes	1,075	867
Depreciation and amortization	80,314	74,406
General and administrative	15,380	15,861
Transaction costs	80	—
Non-operating and fee income	(2,593)	(3,247)
Gains on sales of properties	(20,998)	(36,201)
Impairment charges	1,617	1,682
Debt satisfaction (gains) charges, net	(1,393)	103
Equity in (earnings) of non-consolidated entities	(166)	(578)
Lease termination income	(439)	(1,378)
Straight-line adjustments	(6,229)	(6,685)
Lease incentives	518	580
Amortization of above/below market leases	(675)	(32)
NOI	133,003	131,661

Less NOI:
Acquisitions and dispositions	(24,759)	(21,787)
Properties in default	318	(670)
Same-Store NOI	$108,562	$109,204

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and six months ended June 30, 2020 and 2019 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$17,254	$21,721	$33,790	$48,130
Adjustments:
Depreciation and amortization	39,030	36,065	78,747	72,932
Impairment charges - real estate	1,617	1,094	1,617	1,682
Noncontrolling interests - OP units	77	165	184	166
Amortization of leasing commissions	775	746	1,567	1,474
Joint venture and noncontrolling interest adjustment	2,155	2,400	4,369	4,933
Gains on sales of properties, including non-consolidated entities	(11,193)	(15,513)	(21,547)	(37,118)
FFO available to common shareholders and unitholders - basic	49,715	46,678	98,727	92,199
Preferred dividends	1,573	1,573	3,145	3,145
Amount allocated to participating securities	39	39	85	85
FFO available to all equityholders and unitholders - diluted	51,327	48,290	101,957	95,429
Transaction costs	59	—	80	—
Debt satisfaction (gains) charges, net, including non-consolidated entities	—	—	(1,372)	103
Adjusted Company FFO available to all equityholders and unitholders - diluted	$51,386	$48,290	$100,665	$95,532

Per Common Share and Unit Amounts
Basic:
FFO	$0.19	$0.20	$0.38	$0.39

Diluted:
FFO	$0.19	$0.20	$0.38	$0.40
Adjusted Company FFO	$0.19	$0.20	$0.38	$0.40

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	264,785,583	232,635,137	258,911,872	232,587,083
Operating partnership units(1)	3,092,807	3,534,931	3,120,464	3,542,610
Weighted-average common shares outstanding - basic FFO	267,878,390	236,170,068	262,032,336	236,129,693

Diluted:
Weighted-average common shares outstanding - diluted EPS	269,088,631	236,299,878	263,217,352	236,221,330
Unvested share-based payment awards	14,028	15,927	19,272	16,280
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	273,813,229	241,026,375	267,947,194	240,948,180
(1) Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of June 30, 2020, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $169.1 million and $484.1 million at June 30, 2020 and 2019, respectively, which represented 12.6% and 31.6%, respectively, of our aggregate principal consolidated indebtedness. During the three-month periods ended June 30, 2020 and 2019, our variable-rate indebtedness had a weighted-average interest rate of 2.4% and 3.7%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2020 and 2019 would have increased by $0.5 million and $1.1 million, respectively. During the six-month periods ended June 30, 2020 and 2019, our variable-rate interest rate was 2.7% and 3.8%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2020 and 2019 would have increased by $1.0 million and $2.1 million, respectively. As of June 30, 2020 and 2019, our aggregate principal consolidated fixed-rate debt was $1.2 billion and $1.0 billion, respectively, which represented 87.4% and 68.4%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of June 30, 2020. We believe the fair value is indicative of the interest rate environment as of June 30, 2020, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.1 billion as of June 30, 2020.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2020, we had four interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

ITEM 1A.Risk Factors.
There have been no material changes in our risk factors from those disclosed in the Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended June 30, 2020 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2020	—	$—	—	8,976,315
May 1 - 31, 2020	—	—	—	8,976,315
June 1 - 30, 2020	—	—	—	8,976,315
Second quarter 2020	—	$—	—	8,976,315
(1)Share repurchase authorization most recently announced November 2, 2018, which has no expiration date.

ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information - not applicable.

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

10.1	—	Form of Executive Severance Policy Agreement under the Executive Severance Plan adopted January 18, 2018 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 7, 2020) (1,4)
31.1	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
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
(5) The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2020 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 6, 2020	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	August 6, 2020	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)