Form 10-Q
period 2020-09-30
LEXINGTON REALTY TRUST
filed 2020-11-05
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 276,952,514 common shares of beneficial interest, par value $0.0001 per share, as of November 3, 2020.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate, at cost	$3,439,314	$3,320,574
Real estate - intangible assets	413,208	409,756
Investments in real estate under construction	41,948	13,313
Real estate, gross	3,894,470	3,743,643
Less: accumulated depreciation and amortization	906,789	887,629
Real estate, net	2,987,681	2,856,014
Assets held for sale	159,210	—
Operating right-of-use assets, net	36,034	38,133
Cash and cash equivalents	287,920	122,666
Restricted cash	1,697	6,644
Investments in non-consolidated entities	56,489	57,168
Deferred expenses, net	16,428	18,404
Rent receivable – current	2,310	3,229
Rent receivable – deferred	66,383	66,294
Other assets	7,699	11,708
Total assets	$3,621,851	$3,180,260

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$157,723	$390,272
Term loan payable, net	297,817	297,439
Senior notes payable, net	778,943	496,870
Trust preferred securities, net	127,470	127,396
Dividends payable	34,463	32,432
Liabilities held for sale	179,052	—
Operating lease liabilities	37,338	39,442
Accounts payable and other liabilities	52,819	29,925
Accrued interest payable	9,083	7,897
Deferred revenue - including below-market leases, net	18,054	20,350
Prepaid rent	14,740	13,518
Total liabilities	1,707,502	1,455,541

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 276,941,239 and 254,770,719 shares issued and outstanding in 2020 and 2019, respectively	28	25
Additional paid-in-capital	3,193,751	2,976,670
Accumulated distributions in excess of net income	(1,374,748)	(1,363,676)
Accumulated other comprehensive loss	(19,687)	(1,928)
Total shareholders’ equity	1,893,360	1,705,107
Noncontrolling interests	20,989	19,612
Total equity	1,914,349	1,724,719
Total liabilities and equity	$3,621,851	$3,180,260
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross revenues:
Rental revenue	$83,592	$80,325	$243,421	$239,058
Other revenue	922	1,225	3,712	3,875
Total gross revenues	84,514	81,550	247,133	242,933
Expense applicable to revenues:
Depreciation and amortization	(40,555)	(37,211)	(120,869)	(111,617)
Property operating	(11,343)	(10,611)	(31,895)	(30,966)
General and administrative	(7,232)	(7,791)	(22,612)	(23,652)
Non-operating income	40	532	314	1,927
Interest and amortization expense	(13,649)	(16,481)	(42,610)	(50,715)
Debt satisfaction gains (charges), net	17,557	(4,424)	18,950	(4,527)
Impairment charges	(6,175)	(673)	(7,792)	(2,355)
Gains on sales of properties	20,878	140,461	41,876	176,662
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	44,035	145,352	82,495	197,690
Provision for income taxes	(286)	(241)	(1,361)	(1,108)
Equity in earnings (losses) of non-consolidated entities	(131)	2,710	35	3,288
Net income	43,618	147,821	81,169	199,870
Less net income attributable to noncontrolling interests	(1,714)	(4,502)	(2,245)	(5,191)
Net income attributable to Lexington Realty Trust shareholders	41,904	143,319	78,924	194,679
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(46)	(186)	(118)	(304)
Net income attributable to common shareholders	$40,285	$141,560	$74,088	$189,657

Net income attributable to common shareholders - per common share basic	$0.15	$0.60	$0.28	$0.81
Weighted-average common shares outstanding – basic	274,696,046	236,285,216	264,211,668	233,833,340

Net income attributable to common shareholders - per common share diluted	$0.15	$0.59	$0.28	$0.81
Weighted-average common shares outstanding – diluted	276,022,762	241,355,289	265,446,221	234,011,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$43,618	$147,821	$81,169	$199,870
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	1,043	(5,549)	(17,759)	(5,625)
Other comprehensive income (loss)	1,043	(5,549)	(17,759)	(5,625)
Comprehensive income	44,661	142,272	63,410	194,245
Comprehensive income attributable to noncontrolling interests	(1,714)	(4,502)	(2,245)	(5,191)
Comprehensive income attributable to Lexington Realty Trust shareholders	$42,947	$137,770	$61,165	$189,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended September 30, 2020		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance June 30, 2020	$1,892,186	$94,016	$28	$3,185,458	$(1,386,001)	$(20,730)	$19,415
Issuance of partnership interest in real estate	398	—	—	—	—	—	398
Redemption of noncontrolling OP units for common shares	—	—	—	150	—	—	(150)
Issuance of common shares and deferred compensation amortization, net	8,143	—	—	8,143	—	—	—
Dividends/distributions	(31,039)	—	—	—	(30,651)	—	(388)
Net income	43,618	—	—	—	41,904	—	1,714
Other comprehensive income	1,043	—	—	—	—	1,043	—
Balance September 30, 2020	$1,914,349	$94,016	$28	$3,193,751	$(1,374,748)	$(19,687)	$20,989

Three Months Ended September 30, 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance June 30, 2019	$1,344,174	$94,016	$23	$2,771,213	$(1,536,752)	$—	$15,674
Redemption of noncontrolling OP units for common shares	—	—	—	343	—	—	(343)
Issuance of common shares and deferred compensation amortization, net	133,489	—	2	133,487	—	—	—
Repurchase of common shares to settle tax obligations	(1,339)	—	—	(1,339)	—	—	—
Forfeiture of employee common shares	10	—	—	—	10	—	—
Dividends/distributions	(27,571)	—	—	—	(27,036)	—	(535)
Net income	147,821	—	—	—	143,319	—	4,502
Other comprehensive loss	(5,549)	—	—	—	—	(5,549)	—
Balance September 30, 2019	$1,591,035	$94,016	$25	$2,903,704	$(1,420,459)	$(5,549)	$19,298

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months Ended September 30, 2020		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2019	$1,724,719	$94,016	$25	$2,976,670	$(1,363,676)	$(1,928)	$19,612
Issuance of partnership interest in real estate	1,285	—	—	—	—	—	1,285
Redemption of noncontrolling OP units for common shares	—	—	—	632	—	—	(632)
Issuance of common shares and deferred compensation amortization, net	230,117	—	3	230,114	—	—	—
Repurchase of common shares	(11,042)	—	—	(11,042)	—	—	—
Repurchase of common shares to settle tax obligations	(2,623)	—	—	(2,623)	—	—	—
Forfeiture of employee common shares	1	—	—	—	1	—	—
Dividends/distributions	(91,518)	—	—	—	(89,997)	—	(1,521)
Net income	81,169	—	—	—	78,924	—	2,245
Other comprehensive loss	(17,759)	—	—	—	—	(17,759)	—
Balance September 30, 2020	$1,914,349	$94,016	$28	$3,193,751	$(1,374,748)	$(19,687)	$20,989

Nine Months Ended September 30, 2019		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2018	$1,346,678	$94,016	$24	$2,772,855	$(1,537,100)	$76	$16,807
Redemption of noncontrolling OP units for common shares	—	—	—	504	—	—	(504)
Issuance of common shares and deferred compensation amortization, net	136,585	—	2	136,583	—	—	—
Repurchase of common shares	(958)	—	—	(958)	—	—	—
Repurchase of common shares to settle tax obligations	(5,281)	—	(1)	(5,280)	—	—	—
Forfeiture of employee common shares	15	—	—	—	15	—	—
Dividends/distributions	(80,249)	—	—	—	(78,053)	—	(2,196)
Net income	199,870	—	—	—	194,679	—	5,191
Other comprehensive loss	(5,625)	—	—	—	—	(5,625)	—
Balance September 30, 2019	$1,591,035	$94,016	$25	$2,903,704	$(1,420,459)	$(5,549)	$19,298

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities:	$152,466	$142,919
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(429,834)	(439,885)
Investment in real estate under construction	(21,561)	—
Capital expenditures	(15,328)	(12,130)
Net proceeds from sale of properties	99,740	334,395
Investments in non-consolidated entities	(6,152)	(1,776)
Distributions from non-consolidated entities in excess of accumulated earnings	6,843	14,830
Deferred leasing costs	(4,791)	(5,231)
Change in real estate deposits, net	461	(4,936)
Net cash used in investing activities	(370,622)	(114,733)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(87,966)	(96,117)
Principal amortization payments	(16,132)	(20,050)
Principal payments on debt, excluding normal amortization	—	(67,229)
Revolving credit facility borrowings	170,000	110,000
Revolving credit facility payments	(170,000)	(110,000)
Proceeds from senior notes	396,932	—
Repurchase of senior notes	(112,312)	—
Deferred financing costs	(3,803)	(5,456)
Payment of early extinguishment of debt charges	(9,477)	(3,500)
Cash contributions from noncontrolling interests	1,285	—
Cash distributions to noncontrolling interests	(1,521)	(2,196)
Repurchases to settle tax obligations	(2,623)	(5,368)
Issuance of common shares, net	225,122	131,831
Repurchase of common shares	(11,042)	(3,598)
Net cash provided by (used in) financing activities	378,463	(71,683)
Change in cash, cash equivalents and restricted cash	160,307	(43,497)
Cash, cash equivalents and restricted cash, at beginning of period	129,310	177,247
Cash, cash equivalents and restricted cash, at end of period	$289,617	$133,750

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$122,666	$168,750
Restricted cash at beginning of period	6,644	8,497
Cash, cash equivalents and restricted cash at beginning of period	$129,310	$177,247

Cash and cash equivalents at end of period	$287,920	$126,058
Restricted cash at end of period	1,697	7,692
Cash, cash equivalents and restricted cash at end of period	$289,617	$133,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(1)The Company and Financial Statement Presentation
Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland real estate investment trust (“REIT”) that owns a portfolio of equity investments focused on single-tenant industrial properties.
As of September 30, 2020, the Company had ownership interests in approximately 135 consolidated real estate properties, located in 29 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2020 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020 (“Annual Report”).
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
September 30, 2020 and 2019
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
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of September 30, 2020 and December 31, 2019, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Real estate, net	$599,701	$592,372
Total assets	$676,938	$645,623
Mortgages and notes payable, net	$44,008	$82,978
Total liabilities	$61,802	$101,901
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
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic uncertainty primarily caused by the recent outbreak of COVID-19. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable and deferred rent receivable, the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans, the determination of the incremental borrowing rate for leases where the Company is the lessee and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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
September 30, 2020 and 2019
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring and nonrecurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and a narrative description of measurement uncertainty related to Level 3 measurements. This standard was effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 on a prospective basis. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.
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
September 30, 2020 and 2019
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

During the nine months ended September 30, 2020, the Company granted one nominal rent deferral to a consolidated tenant that changed the timing of the rent payments but not the total rent or the lease term and applied the Lease Modification Q&A to account for this modification. The Lease Modification Q&A's future impact on the Company's consolidated financial statements is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
BASIC
Net income attributable to common shareholders	$40,285	$141,560	$74,088	$189,657
Weighted-average number of common shares outstanding - basic	274,696,046	236,285,216	264,211,668	233,833,340

Net income attributable to common shareholders - per common share basic	$0.15	$0.60	$0.28	$0.81

DILUTED
Net income attributable to common shareholders - basic	$40,285	$141,560	$74,088	$189,657
Impact of assumed conversions	—	1,573	—	—
Net income attributable to common shareholders	$40,285	$143,133	$74,088	$189,657

Weighted-average common shares outstanding - basic	274,696,046	236,285,216	264,211,668	233,833,340
Effect of dilutive securities:
Unvested share-based payment awards and options	1,326,716	359,503	1,234,553	178,303
Preferred shares - Series C	—	4,710,570	—	—
Weighted-average common shares outstanding - diluted	276,022,762	241,355,289	265,446,221	234,011,643

Net income attributable to common shareholders - per common share diluted	$0.15	$0.59	$0.28	$0.81
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
The Company completed the following acquisition transactions during the nine months ended September 30, 2020:

Property Type	Market	Acquisition Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Industrial	Chicago, IL	January 2020	$53,642	11/2029	$3,681	$45,817	$4,144
Industrial	Phoenix, AZ	January 2020	19,164	12/2025	1,614	16,222	1,328
Industrial	Chicago, IL	January 2020	39,153	12/2029	1,788	34,301	3,064
Industrial	Dallas, TX	February 2020	83,495	8/2029	4,500	71,635	7,360
Industrial	Savannah, GA	April 2020	34,753	7/2027	1,689	30,346	2,718
Industrial	Dallas, TX	May 2020	10,731	6/2030	1,308	8,466	957
Industrial	Savannah, GA	June 2020	30,448	6/2025	2,560	25,697	2,191
Industrial	Savannah, GA	June 2020	9,130	8/2025	1,070	7,448	612
Industrial	Houston, TX	June 2020	20,949	4/2025	2,202	17,101	1,646
Industrial	Ocala, FL	June 2020	58,283	8/2030	4,113	49,904	4,266
Industrial	DC/Baltimore, MD	September 2020	29,143	11/2024	2,818	24,423	1,902
Industrial	Savannah, GA	September 2020	40,908	07/2026	3,775	34,322	2,811
			$429,799		$31,118	$365,682	$32,999

The Company is engaged in two consolidated development projects. As of September 30, 2020, the Company's aggregate investment in the development arrangements was $41,948, which included capitalized interest of $578 for the nine-month period ended September 30, 2020 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.
As of September 30, 2020, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	Market	Property Type	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 9/30/2020	Amount Funded as of 9/30/2020	Estimated Completion Date
Fairburn (90%)	Atlanta, GA	Industrial	910,000	$53,812	$30,638	$22,543	1Q 2021
Rickenbacker (100%)	Columbus, OH	Industrial	320,000	20,300	11,310	8,233	4Q 2020
				$74,112	$41,948	$30,776

(4)Dispositions and Impairment
During the nine months ended September 30, 2020 and 2019, the Company disposed of its interests in various properties for an aggregate gross disposition price of $140,573 and $448,900, respectively, and recognized aggregate gains on sales of properties of $41,876 and $176,662, respectively. Included in the 2020 dispositions are two office properties located in Charleston, South Carolina and Overland Park, Kansas which were conveyed to the lenders in forgiveness of the mortgage loan encumbering each property. The balances of the non-recourse mortgage loans were in excess of the value of the property collateral, resulting in an aggregate debt satisfaction gain, net of $29,016. Included in the 2019 dispositions, the Company recognized debt satisfaction charges, net of $4,415 relating to sold properties.
As of September 30, 2020, the Company had five properties classified as held for sale because the properties met the criteria included under the held for sale accounting guidance and sales to a third party within the next 12 months were deemed probable. As of December 31, 2019, the Company had no properties that met the held for sale criteria.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Assets and liabilities of the held for sale properties as of September 30, 2020 consisted of the following:

September 30, 2020
Assets:
Real estate, at cost	$180,981
Real estate, intangible assets	5,361
Accumulated depreciation and amortization	(38,405)
Rent receivable - deferred	8,066
Other	3,207
$159,210

Liabilities:
Mortgages and notes payable, net	$177,784
Accounts payable and other liabilities	680
Accrued interest payable	322
Prepaid rent	266
$179,052
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions such as the recent economic uncertainty primarily caused by the COVID-19 outbreak. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the nine months ended September 30, 2020, the Company recognized aggregate impairment charges on real estate properties of $7,792 comprised of two impairment charges of $1,617 and $6,175 on a vacant office property located in Houston, Texas and an industrial facility located in Kalamazoo, Michigan, respectively.
During the nine months ended September 30, 2019, the Company recognized aggregate impairment charges on real estate properties of $2,355 comprised of $2,106 and $249 on unencumbered and vacant retail properties in Watertown, New York and Albany, Georgia, respectively. Both of these properties were sold during 2019.

(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Balance	Fair Value Measurements Using
Description		September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities		$(19,687)	$—	$(19,687)	$—
Impaired property held for sale	(1)	$8,742	$—	$—	$8,742
(1)    Represents a non-recurring fair value measurement. The fair value is calculated as of the date of the impairment. The Company measured these impairment charges based on discounted cash flow analysis, using a hold period of ten years and residual capitalization rates and discount rates ranging from 8.0% to 9.0% and 9.0% to 12.0%, respectively. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.

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
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2020 and December 31, 2019, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, excluding held for sale assets, as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,361,953	$1,375,415	$1,311,977	$1,276,589

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

(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		September 30, 2020	September 30, 2020	December 31, 2019
NNN Office JV LP ("NNN JV")	(1)	20%	$32,723	$39,288
Etna Park 70 LLC	(2)	90%	11,352	8,352
Etna Park East LLC	(3)	90%	7,391	4,310
Other	(4)	25%	5,023	5,218
			$56,489	$57,168
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
(4)    As of September 30, 2020, represents one joint venture investment, which owns a single-tenant, net-leased asset.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
During the nine months ended September 30, 2020, NNN JV sold two assets and the Company recognized an aggregate gain on the transactions of $557 within equity in earnings (losses) of non-consolidated entities within its unaudited condensed consolidated statement of operations. In conjunction with these property sales, NNN JV received net proceeds of $8,504 after the satisfaction of $40,800 of its non-recourse mortgage indebtedness.
During the nine months ended September 30, 2019, NNN JV sold four assets and the Company recognized aggregate gains on the transactions of $3,529 within equity in earnings (losses) of non-consolidated entities in its unaudited condensed consolidated statement of operations. In conjunction with these property sales, NNN JV received aggregate net proceeds of $45,208 after the satisfaction of an aggregate of $101,520 of its non-recourse mortgage indebtedness.
In February 2019, a non-consolidated real estate entity, in which the Company owned a 15% ownership interest, sold its only asset and the Company received $2,317 of proceeds. The Company recognized a gain on the transaction of $824, which is included in equity in earnings (losses) on non-consolidated entities within its unaudited condensed consolidated statement of operations.

(7)Debt
The Company had the following mortgages and notes payable outstanding as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Mortgages and notes payable	$159,686	$393,872
Unamortized debt issuance costs	(1,963)	(3,600)
	$157,723	$390,272
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 6.5%, respectively, at September 30, 2020 and December 31, 2019, and all mortgages and notes payables mature between 2020 and 2032 as of September 30, 2020. The weighted-average interest rate was 4.7% and 4.5% at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the Lake Jackson, Texas property, which was held for sale, was encumbered by a $179,110 mortgage that matures in 2036 and bears interest at 4.04% and is not included in the September 30, 2020 table above.
As of September 30, 2020, the Company had one non-recourse mortgage loan that was in default with an outstanding principal balance of $18,413. The mortgage loan is secured by a vacant office property in Boca Raton, Florida.
The Company had the following senior notes outstanding as of September 30, 2020 and December 31, 2019:

Issue Date	September 30, 2020	December 31, 2019	Interest Rate	Maturity Date	Issue Price
August 2020	$400,000	$—	2.70%	September 2030	99.233%
May 2014	198,932	250,000	4.40%	June 2024	99.883%
June 2013	188,756	250,000	4.25%	June 2023	99.026%
	787,688	500,000
Unamortized debt discount	(3,619)	(963)
Unamortized debt issuance cost	(5,126)	(2,167)
	$778,943	$496,870
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
In August 2020, the Company issued $400,000 aggregate principal amount of 2.70% Senior Notes due 2030 ("2030 Senior Notes") at an issuance price of 99.233% of the principal amount. The Company issued the 2030 Senior Notes at an initial discount of $3,068 which is being recognized as additional interest expense over the term of the 2030 Senior Notes.
During the three months ended September 30, 2020, the Company used a portion of the net proceeds from the offering of the 2030 Senior Notes to repurchase $61,244 and $51,068 aggregate principal balance of its outstanding 4.25% senior notes due 2023 and 4.40% senior notes due 2024, respectively, through a tender offer. The tender offer consideration included $9,477 in prepayment costs and fees and $1,024 of accrued interest. The Company recognized a $10,066 debt satisfaction charge related to the aggregate repurchases, which included a write-off of the proportionate amount of unamortized discount and debt issuance costs related to the 2023 and 2024 senior notes.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of September 30, 2020, is as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(2)	January 2025	LIBOR + 1.00%
(1)     Maturity date of the revolving credit facility can be extended to February 2024 at the Company's option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At September 30, 2020, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2) The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum. The aggregate unamortized debt issuance costs for the term loan was $2,183 and $2,561 as of September 30, 2020 and December 31, 2019, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at September 30, 2020.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and bear interest at a variable rate of three-month LIBOR plus 170 basis points through maturity. The interest rate at September 30, 2020 was 1.968%. As of September 30, 2020 and December 31, 2019, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,650 and $1,724, respectively, of unamortized debt issuance costs.
Capitalized interest recorded during the nine months ended September 30, 2020 and 2019 was $1,112 and $251, respectively.

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
September 30, 2020 and 2019
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2020 and 2019.
During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months ending September 30, 2021, the Company estimates that an additional $4,830 will be reclassified as an increase to interest expense if the swaps remain outstanding.

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	As of September 30, 2020		As of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Accounts Payable and Other Liabilities	$(19,687)	Accounts Payable and Other Liabilities	$(1,928)

The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives September 30,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income (1) September 30,
Hedging Relationships	2020	2019	2020	2019
Interest Rate Swaps	$(19,934)	$(5,326)	$2,175	$(299)
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statement of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations in which the effects of cash flow hedges are recorded was $42,610 and $50,715 for the nine months ended September 30, 2020 and 2019, respectively.
The Company's agreements with swap derivatives counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2020, the Company had not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(9)    Lease Accounting
The following is a summary of the Company's accounting for leases as of and during the nine-month period ended September 30, 2020 and 2019:
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
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectable, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. In February 2020, the Company wrote off a deferred rent receivable balance of $615 as a reduction of rental revenue, related to a tenant that dissolved and surrendered its leased premises in an industrial property located in the Columbus, Ohio market. During the nine months ended September 30, 2019, rental revenue was reduced by an aggregate $1,452 for accounts receivable and deferred rent receivable deemed uncollectable.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Certain tenants have been experiencing financial difficulties as a result of the COVID-19 pandemic. During the nine months ended September 30, 2020, the Company wrote off or reserved aggregate deferred rent receivable balances of $1,383, as a reduction of rental revenue, related to certain tenants as the deferred rent receivable balances were deemed uncollectable. In addition, during the nine-month period ended September 30, 2020, the Company also wrote off or reserved an aggregate of $177 accounts receivable relating to certain tenants suffering from the current economic conditions.
The Company determined that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of September 30, 2020 and 2019, the Company incurred $67 and $163, respectively, of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
Classification	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Fixed	$74,902	$73,396	$219,542	$218,808
Variable(1)	8,690	6,929	23,879	20,250
Total	$83,592	$80,325	$243,421	$239,058
(1)    Primarily comprised of tenant reimbursements.
Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of September 30, 2020 were as follows:

2020 - remainder	$71,930
2021	281,421
2022	270,067
2023	269,224
2024	238,853
2025	212,486
Thereafter	1,280,114
Total	$2,624,095

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of September 30, 2020. The leases have remaining lease terms of up to 43 years, some of which include options to extend the leases in 5 to 10-year increments for up to 53 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Weighted-average remaining lease term
Operating leases (years)	12.3	12.4
Weighted-average discount rate
Operating leases	4.2%	4.1%

The components of lease expense for the nine months ended September 30, 2020 and 2019 were as follows:

Income Statement Classification	Fixed	Variable	Total
2020:
Property operating	$2,985	$—	$2,985
General and administrative	1,012	76	1,088
Total	$3,997	$76	$4,073

2019:
Property operating	$2,988	$—	$2,988
General and administrative	1,007	85	1,092
Total	$3,995	$85	$4,080

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company recognized sublease income of $2,824 and $2,823 for the nine months ended September 30, 2020 and 2019, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of September 30, 2020:

Operating Leases
2020 - remainder	$1,241
2021	5,117
2022	5,211
2023	5,355
2024	5,377
2025	5,377
Thereafter	21,389
Total lease payments	$49,067
Less: Imputed interest	(11,729)
Present value of operating lease liabilities	$37,338

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2020 and 2019, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)Equity
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares. The following table summarizes common share issuances under the ATM program for the nine months ended September 30, 2020 and 2019, respectively:

	Nine months ended September 30, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	5,950,882	$61,032

	Nine months ended September 30, 2019
	Shares Sold	Net Proceeds
2019 ATM Issuances	3,020,190	$31,083

Under the ATM program, the Company may also enter into forward sales agreements. The Company entered into a forward sales transaction for the sale of 3,875,751 common shares during the nine months ended September 30, 2020 that have not yet been settled. Subject to the Company's right to elect cash or net share settlement, the Company expects to settle the forward sales transaction by the maturity date of August 2021. The shares have an initial weighted-average sales price of $11.23 per common share, which is subject to adjustment in accordance with the forward sales contract.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of September 30, 2020, common shares with an aggregate value of $189,584 remain available for issuance under the ATM program.

Underwritten Common Stock Offerings. During 2020, the Company issued 17,250,000 common shares at a public offering price of $9.60 per common share in an underwritten offering and generated net proceeds of approximately $164,000. The proceeds have and will be used for general corporate purposes, including acquisitions, and pending the application of the proceeds, were used to pay down all of the then outstanding balance under the Company's revolving credit facility.

During the nine months ended September 30, 2019, the Company issued 10,000,000 common shares at $10.09 per common share in an underwritten offering and generated net proceeds of $100,749. The net proceeds were used for working capital and for general corporate purposes, including acquisitions.

Nonemployee Stock Based Compensation. In addition, during the nine months ended September 30, 2020 and 2019, the Company issued 35,880 and 54,726, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $375 and $470, respectively.

Share Repurchase Program. In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 in 2018. This share repurchase program has no expiration date. During the nine months ended September 30, 2020 and 2019, the Company repurchased and retired 1,329,940 and 441,581 common shares, respectively, at an average price of $8.28 and $8.13, respectively, per common share under the share repurchase program. As of September 30, 2020, 8,976,315 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of September 30, 2020.

A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$(1,928)	$76
Other comprehensive loss before reclassifications	(19,934)	(5,326)
Amounts of (income) loss reclassified from accumulated other comprehensive income to interest expense	2,175	(299)
Balance at end of period	$(19,687)	$(5,549)
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
As of September 30, 2020, there were approximately 2,711,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months Ended September 30,
	2020	2019
Net income attributable to Lexington Realty Trust shareholders	$78,924	$194,679
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	632	504
Change from net income attributable to shareholders and transfers from noncontrolling interests	$79,556	$195,183

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

(14)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2020 and 2019, the Company paid $34,818 and $40,798, respectively, for interest and $1,525 and $1,321, respectively, for income taxes.
As a result of the foreclosure of two office properties located in South Carolina and Kansas, during the nine months ended September 30, 2020, there was an aggregate non-cash charge of $38,942 and $14,188 in mortgages and notes payable, net, and real estate, net, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
During the nine months ended September 30, 2020, the Company exercised extension options on two ground leases related to parcels of land located in Owensboro, Kentucky and Orlando, Florida. The extensions of the ground lease terms resulted in an aggregate non-cash increase of $719 to the related operating lease liabilities and right of use assets.

During the nine months ended September 30, 2019, the Company sold its Richland, Washington property, which included the assumption by the buyer of the related non-recourse mortgage debt in the amount of $110,000.

(15)Subsequent Events
Subsequent to September 30, 2020, the Company:
•disposed of three properties for an aggregate gross disposition price of approximately $39,634;
•entered into an agreement to fund a build-to-suit industrial property in the Phoenix, Arizona market for an estimated cost of $72,000, which will be subject to a 15-year net lease;
•entered into forward sales transactions under the ATM program for the sale of 153,441 common shares that have not yet been settled. The shares have an initial weighted-average sales price of $11.03 per common share, which is subject to adjustment in accordance with the sales contract; and
•declared a common share/unit dividend/distribution of $0.1075 per share/unit, an increase of 2.4%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020. The results of operations contained herein for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust for the three and nine months ended September 30, 2020 and 2019, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 20, 2020, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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

Overview
General. We are a Maryland real estate investment trust, or REIT, that owns a portfolio of equity investments focused on single-tenant industrial properties.
As of September 30, 2020, we had ownership interests in approximately 135 consolidated real estate properties, located in 29 states and containing an aggregate of approximately 56.3 million square feet of space, approximately 98.9% of which was leased. The properties in which we have an interest are primarily net leased to tenants in various industries.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive leased industrial investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. To that end, during 2020, we continue to strive to be an active seller of non-core assets such as office properties, retail properties and vacant properties. In addition, we continue our efforts to increase the percentage of industrial assets in our portfolio, including through limited speculative development. Our non-core asset sales efforts and acquisitions during the nine months ended September 30, 2020, have resulted in our percentage of gross book value from industrial assets, excluding held for sale assets, to increase to 88.5% as of September 30, 2020.

COVID-19 Impact. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. As federal, state and local governments begin to ease restrictions, our management continues to monitor events and is taking steps to mitigate the potential impact and risks to us.

We have received, and may continue to receive, limited rent relief requests from our tenants. However, we do not believe that these rent relief requests will have a material impact on our rental revenues. During the nine months ended September 30, 2020, we granted rent relief of $0.1 million in exchange for a two-year lease extension to one tenant and a nominal rent deferral to another tenant. In addition, during the nine months ended September 30, 2020, we wrote off or reserved an aggregate of $1.4 million of deferred rent receivables as we determined that the future collection of the full contractual lease payments is no longer probable. A limited number of other tenants, particularly retail tenants and those with businesses tied to the aviation industry, continue to be impacted by COVID-19 and related government restrictions and social distancing requirements. We continue to believe that the impacts of COVID-19 on our portfolio are mitigated due to our focus on warehouse and distribution industrial properties and the diversity of our tenant base, both geographically and by industry exposure.

While our acquisition activity has recovered from the reduced level experienced earlier in 2020, we believe that there continues to be limited financing opportunities for potential purchasers of our properties, which has impacted our disposition activities.

We remain unable to estimate the long-term impacts COVID-19 will have on our financial condition.

Third Quarter 2020 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2020.
Leasing Activity:
During the third quarter of 2020, we entered into new leases and lease extensions encompassing 1.3 million square feet. The average fixed rent on these extended leases was $2.86 per square foot compared to the average fixed rent on these leases before extension of $2.69 per square foot. The weighted-average cost of tenant improvements and lease commissions was $2.90 per square foot for new leases and we did not incur tenant improvement costs or lease commissions related to the extended leases.
Investments/Capital Recycling:
•Acquired two properties for an aggregate cost of $70.1 million.
•Invested an aggregate of $14.0 million in four development projects.
•Disposed of our interests in three consolidated properties for an aggregate gross disposition price of $66.5 million.
Debt:
•Issued $400.0 million aggregate principal amount of 2.70% Senior Notes due 2030 ("2030 Senior Notes") at an issuance price of 99.233% of the principal amount.
•Repurchased $61.2 million and $51.1 million aggregate principal balance of our outstanding 4.25% Senior Notes due 2023 (the "2023 Senior Notes") and 4.40% Senior Notes due 2024 (the "2024 Senior Notes"), respectively, repurchased pursuant to a tender offer.
•Repaid $40.0 million outstanding on our revolving credit facility.
•Satisfied a $32.1 million mortgage encumbering our Overland Park, Kansas office property sold in foreclosure.
Equity:
•Issued 0.6 million common shares under our At-the-Market offering program and generated net proceeds of approximately $6.7 million.
•Entered into a forward sales transaction to sell 3.9 million common shares under our At-the-Market offering program on a forward basis at an initial weighted-average sales price of $11.23 per common share.

Acquisition/Disposition Activity:
During the nine months ended September 30, 2020, we completed the following industrial transactions, inclusive of the acquisitions above:

Market	Square Feet	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (years)
Chicago, IL	705,661	$53.6	January 2020	9.9
Phoenix, AZ	160,140	19.2	January 2020	6.0
Chicago, IL	473,280	39.2	January 2020	10.0
Dallas, TX	1,214,526	83.5	February 2020	9.5
Savannah, GA	499,500	34.8	April 2020	7.3
Dallas, TX	120,960	10.7	May 2020	10.1
Savannah, GA	355,527	30.4	June 2020	5.0
Savannah, GA	88,503	9.1	June 2020	5.2
Houston, TX	248,240	20.9	June 2020	4.9
Ocala, FL	617,055	58.3	June 2020	10.1
DC/Baltimore, MD	324,535	29.2	September 2020	4.2
Savannah, GA	419,667	40.9	September 2020	5.9
	5,227,594	$429.8

During the nine months ended September 30, 2020, we disposed of eight properties and a land parcel, inclusive of the dispositions above, for an aggregate gross disposition price of $140.6 million.

Critical Accounting Policies
Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, including the recent economic uncertainty primarily caused by COVID-19. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Certain of our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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
At September 30, 2020, we had $18.4 million and $10.4 million of property-specific mortgage balloon debt due in 2020 and 2021, respectively. The 2020 balloon debt relates to a mortgage that is in default. We believe we have sufficient sources of liquidity to meet obligations we are required to meet through cash on hand ($287.9 million at September 30, 2020), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($600 million at September 30, 2020), which expires in 2023, but can be extended by us to 2024, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so.
Cash flows from operations were $152.5 million for the nine months ended September 30, 2020 as compared to $142.9 million for the nine months ended September 30, 2019. The increase was primarily related to the impact of cash flow generated from acquiring properties, partially offset by property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $370.6 million and $114.7 million during the nine months ended September 30, 2020 and 2019, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities and changes in real estate deposits, net.
Net cash provided by (used in) financing activities totaled $378.5 million and $(71.7) million during the nine months ended September 30, 2020 and 2019, respectively. Cash provided by financing activities related primarily to the issuance of the 2030 Senior Notes, the revolving credit facility borrowings and issuances of common shares. Cash used in financing activities was primarily attributable to the repurchase of a portion of the 2023 Senior Notes and 2024 Senior Notes through a tender offer, dividend and distribution payments, repayment of debt obligations and repurchases of common shares.
Common Share Issuances:

At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which the Company can issue common shares. The following table summarizes common share issuances under the ATM program for the nine months ended September 30, 2020 and 2019, respectively:

	Nine months ended September 30, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	5,950,882	$61.0	million

	Nine months ended September 30, 2019
	Shares Sold	Net Proceeds
2019 ATM Issuances	3,020,190	$31.1	million

Under the ATM program, we may also enter into forward sales agreements. We entered into a forward sales transaction for the sale of 3,875,751 common shares during the nine months ended September 30, 2020 that have not yet been settled. Subject to our right to elect cash or net share settlement, we expect to settle the forward sales transaction by the maturity date of August 2021. The shares have an initial weighted-average sales price of $11.23 per common share, which is subject to adjustment in accordance with the forward sales contract.

As of September 30, 2020, common shares with an aggregate value of $189.6 million remain available for issuance under the ATM program.

Underwritten Common Stock Offerings. During 2020, we issued 17,250,000 common shares at a public offering price of $9.60 per common share in an underwritten offering and generated net proceeds of approximately $164.0 million. The proceeds have and will be used for general corporate purposes, including acquisitions, and, pending the application of the proceeds, were used to pay down all of the then outstanding balance under our revolving credit facility.

The volatility in the capital markets primarily resulting from the effects of the COVID-19 pandemic may negatively affect our ability to access the capital markets through our ATM program and other offerings.

Dividends. Dividends paid to our common and preferred shareholders were $88.0 million and $96.1 million in the nine months ended September 30, 2020 and 2019, respectively.
We declared a quarterly dividend of $0.105 per common share during the three months ended September 30, 2020, which is an increase from the $0.1025 per common share quarterly dividend declared during the three months ended September 30, 2019.
UPREIT Structure. As of September 30, 2020, 2,711,000 units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $31.9 million based on our closing price of $10.45 per common share as of September 30, 2020 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of September 30, 2020:

Issue Date	Face Amount ($000)	Interest Rate	Maturity Date	Issue Price
August 2020	$400,000	2.70%	September 2030	99.233%
May 2014	198,932	4.40%	June 2024	99.883%
June 2013	188,756	4.25%	June 2023	99.026%
	$787,688
The senior notes are unsecured and pay interest semi-annually in arrears. We may redeem the senior notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the senior notes being redeemed plus a premium.
In August 2020, we issued $400.0 million aggregate principal amount of 2.70% Senior Notes due 2030 ("2030 Senior Notes") at an issuance price of 99.233% of the principal amount. We issued the 2030 Senior Notes at an initial discount of $3.1 million, which is being recognized as additional interest expense over the term of the 2030 Senior Notes.

During the nine months ended September 30, 2020, we used a portion of the net proceeds from the offering of the 2030 Senior Notes to repurchase $61.2 million and $51.1 million aggregate principal balance of our outstanding 2023 Senior Notes and 2024 Senior Notes, respectively, through a tender offer. The tender offer consideration included $9.5 million in prepayment costs and fees and $1.0 million of accrued interest. We recognized a $10.1 million debt satisfaction charge related to the total repurchases, which includes a write-off of the proportionate amount of unamortized discount and debt issuance costs related to the 2023 Senior Notes and 2024 Senior Notes.
We have an unsecured credit agreement with KeyBank National Association, as agent. A summary of the significant terms, as of September 30, 2020, is as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(2)	January 2025	LIBOR + 1.00%
(1) Maturity date of the revolving credit facility can be extended to February 2024 at our option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At September 30, 2020, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2) The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum.

As of September 30, 2020, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Results of Operations
Three months ended September 30, 2020 compared with three months ended September 30, 2019.
The decrease in net income attributable to common shareholders of $101.3 million was primarily due to the items discussed below.
The increase in total gross revenues of $3.0 million was primarily a result of an increase in rental revenue. Rental revenue increased $3.3 million primarily as a result of an increase in rental revenue from asset acquisitions that occurred subsequent to the third quarter of 2019, partially offset by a decrease in rental revenue due to property sales. The increase in total gross revenues was partially offset by a decrease in other revenue of $0.3 million, primarily due to a decrease in fee income.
The increase in depreciation and amortization expense of $3.3 million was primarily due to acquisition activity.
The increase in property operating expense of $0.7 million was primarily due to an increase in operating expense responsibilities at certain properties.
The decrease in general and administrative expenses of $0.6 million was primarily due to a decrease in professional fees.
The decrease in interest and amortization expense of $2.8 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.
The increase in debt satisfaction gains, net, of $22.0 million was primarily related to the recognition of a debt satisfaction gain of $27.6 million upon the foreclosure of our Overland Park, Kansas office property, offset by a $10.1 million debt satisfaction charge incurred as a result of the repurchase of a portion of the 2023 Senior Notes and 2024 Senior Notes pursuant to a tender offer. During the third quarter ended September 2019, we incurred an aggregate of $4.4 million of debt satisfaction charges upon the sale of two of our properties.
The increase in impairment charges of $5.5 million related to the timing of impairment charges recognized on certain properties. The impairments were primarily due to potential sales, vacancies and lack of leasing prospects.
The decrease in gains on sales of properties of $119.6 million related to the timing of property dispositions.
The decrease in equity in earnings of non-consolidated entities of $2.8 million primarily related to the timing of gains recognized on the sale of joint venture assets.
The decrease in net income attributable to noncontrolling interests of $2.8 million is primarily a result of a decrease in earnings of LCIF, primarily, as a result of recognizing gains on sold properties in 2019.
Nine months ended September 30, 2020 compared with nine months ended September 30, 2019.
The decrease in net income attributable to common shareholders of $115.6 million was primarily due to the items discussed below.
The increase in total gross revenues of $4.2 million was primarily a result of an increase in rental revenue attributable to an increase in rental revenue from asset acquisitions that occurred subsequent to the third quarter of 2019, partially offset by a decrease in rental revenue due to property sales.
The increase in depreciation and amortization expense of $9.3 million was primarily due to acquisition activity.
The increase in property operating expenses of $0.9 million was primarily due to an increase in operating expense responsibilities at certain properties.
The decrease in general and administrative expenses of $1.0 million was primarily due to a decrease in professional fees and travel expenses, as a result of COVID-19.
The decrease in non-operating income of $1.6 million was primarily related to funds received in 2019 related to a bankruptcy claim and funds received to settle a tenant's deferred maintenance obligation, with no comparable income in 2020.

The decrease in interest and amortization expense of $8.1 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.
The increase in debt satisfaction gains, net, of $23.5 million was primarily related to the recognition of aggregate debt satisfaction gains of $29.0 million upon the foreclosure of our Charleston, South Carolina and Overland Park, Kansas properties, offset by a $10.1 million debt satisfaction charge incurred as a result of the repurchase of a portion of the 2023 Senior Notes and 2024 Senior Notes pursuant to a tender offer. During the third quarter ended September 2019, we incurred an aggregate of $4.4 million of debt satisfaction charges upon the sale of two of our properties.
The increase in impairment charges of $5.4 million was primarily due to the timing of impairment charges taken on certain properties.
The decrease in gains on sales of properties of $134.8 million related to the timing of property dispositions.
The decrease in equity in earnings of non-consolidated entities of $3.3 million primarily related to the timing of gains recognized on the sale of joint venture assets.
The decrease in net income attributable to noncontrolling interests of $2.9 million is primarily a result of a decrease in earnings of LCIF, primarily, as a result of recognizing gains on sold properties in 2019.

The increase in net income or decrease in net loss in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to fixed rent adjustments and index adjustments (such as the consumer price index), reduced interest expense on amortizing mortgages and variable rate indebtedness and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, changes in economic conditions such as the recent economic uncertainty primarily caused by the COVID-19 pandemic, increased interest rates and tenant monetary defaults and the other risks described in this Quarterly Report. Furthermore, our ability to complete acquisitions may be limited due to travel restrictions and social distancing measures during the COVID-19 pandemic.
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

The following presents our consolidated same-store NOI, for the nine months ended September 30, 2020 and 2019 ($000's):

	Nine Months Ended September 30,
	2020	2019
Total cash base rent	$168,347	$165,254
Tenant reimbursements	18,494	18,027
Property operating expenses	(24,007)	(22,380)
Same-store NOI	$162,834	$160,901

Our reported same-store NOI increased from the first nine months of 2019 to the first nine months of 2020 by 1.2%.

The increase in same-store NOI between periods primarily related to an increase in cash base rent, which was partially offset by an increase in operating expense responsibilities at certain properties. Our same-store results could be further impacted in the future due to COVID-19 related rent deferrals, rent forgiveness or tenant defaults (in the short-term and/or long-term).
Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Nine Months Ended September 30,
	2020	2019
Net income	$81,169	$199,870

Interest and amortization expense	42,610	50,715
Provision for income taxes	1,361	1,108
Depreciation and amortization	120,869	111,617
General and administrative	22,612	23,652
Transaction costs	81	—
Non-operating and fee income	(3,392)	(4,836)
Gains on sales of properties	(41,876)	(176,662)
Impairment charges	7,792	2,355
Debt satisfaction (gains) charges, net	(18,950)	4,527
Equity in (earnings) of non-consolidated entities	(35)	(3,288)
Lease termination income	(662)	(1,551)
Straight-line adjustments	(10,224)	(10,846)
Lease incentives	732	898
Amortization of above/below market leases	(1,110)	(174)
NOI	200,977	197,385

Less NOI:
Acquisitions and dispositions	(38,272)	(34,627)
Properties in default	129	(1,857)
Same-Store NOI	$162,834	$160,901

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and nine months ended September 30, 2020 and 2019 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$40,285	$141,560	$74,088	$189,657
Adjustments:
Depreciation and amortization	39,858	36,537	118,605	109,469
Impairment charges - real estate	6,175	673	7,792	2,355
Noncontrolling interests - OP units	1,518	4,244	1,702	4,410
Amortization of leasing commissions	697	674	2,264	2,148
Joint venture and noncontrolling interest adjustment	2,094	2,267	6,463	7,200
Gains on sales of properties, including non-consolidated entities	(20,886)	(143,719)	(42,433)	(180,837)
FFO available to common shareholders and unitholders - basic	69,741	42,236	168,481	134,402
Preferred dividends	1,573	1,573	4,718	4,718
Amount allocated to participating securities	46	186	118	304
FFO available to all equityholders and unitholders - diluted	71,360	43,995	173,317	139,424
Transaction costs	1	—	81	—
Debt satisfaction (gains) charges, net, including non-consolidated entities	(17,522)	4,679	(18,894)	4,782
Adjusted Company FFO available to all equityholders and unitholders - diluted	$53,839	$48,674	$154,504	$144,206

Per Common Share and Unit Amounts
Basic:
FFO	$0.25	$0.18	$0.63	$0.57

Diluted:
FFO	$0.25	$0.18	$0.63	$0.58
Adjusted Company FFO	$0.19	$0.20	$0.57	$0.60

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	274,696,046	236,285,216	264,211,668	233,833,340
Operating partnership units(1)	3,060,436	3,520,643	3,100,309	3,535,207
Weighted-average common shares outstanding - basic FFO	277,756,482	239,805,859	267,311,977	237,368,547

Diluted:
Weighted-average common shares outstanding - diluted EPS	276,022,762	241,355,289	265,446,221	234,011,643
Operating partnership units(1)	3,060,436	3,520,643	3,100,309	3,535,207
Unvested share-based payment awards	19,261	25,090	19,813	20,169
Preferred shares - Series C	4,710,570	—	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	283,813,029	244,901,022	273,276,913	242,277,589
(1)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of September 30, 2020, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $129.1 million at each of September 30, 2020 and 2019, which represented 8.3% and 9.9%, respectively, of our aggregate principal consolidated indebtedness. During the three-month periods ended September 30, 2020 and 2019, our variable-rate indebtedness had a weighted-average interest rate of 2.0% and 3.6%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2020 and 2019 would have increased by $392 thousand and $745 thousand, respectively. During the nine-month periods ended September 30, 2020 and 2019, our variable-rate interest rate was 2.5% and 3.8%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2020 and 2019 would have increased by $1.4 million and $2.8 million, respectively. As of September 30, 2020 and 2019, our aggregate principal consolidated fixed-rate debt was $1.4 billion and $1.2 billion, respectively, which represented 91.7% and 90.1%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of September 30, 2020. We believe the fair value is indicative of the interest rate environment as of September 30, 2020, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.5 billion as of September 30, 2020.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2020, we had four interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended September 30, 2020 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2020	—	$—	—	8,976,315
August 1 - 31, 2020	—	—	—	8,976,315
September 1 - 30, 2020	—	—	—	8,976,315
Third quarter 2020	—	$—	—	8,976,315
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

4.18	—
Second Supplemental Indenture, dated as of August 28, 2020, among the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 28, 2020)(1)

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2020 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 5, 2020	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	November 5, 2020	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)