Form 10-K
period 2020-12-31
LEXINGTON REALTY TRUST
filed 2021-02-18
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of Lexington Realty Trust held by non-affiliates as of June 30, 2020, which was the last business day of the registrant's most recently completed second fiscal quarter, was 2,857,720,689 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $10.55 per share.
Number of common shares outstanding as of February 16, 2021 was 277,554,740.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for Lexington Realty Trust's Annual Meeting of Shareholders, to be held on May 18, 2021, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
When we use the term “REIT,” we mean real estate investment trust. All references to 2020, 2019 and 2018 refer to our fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
When we use the term “GAAP,” we mean United States generally accepted accounting principles in effect from time to time.
When we use the term “common shares,” we mean our shares of beneficial interest par value $0.0001, classified as common stock. When we use the term “Series C Preferred Shares,” we mean our beneficial interest classified as 6.50% Series C Convertible Preferred Stock.
When we use the term “base rent,” we mean GAAP rental revenue and ancillary income, but excluding billed tenant reimbursements and lease termination income.
The terms “FFO,” “Adjusted Company FFO,” and “NOI” are defined in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.
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
As of December 31, 2020, we had equity ownership interests in approximately 130 consolidated real estate properties, located in 29 states and containing an aggregate of approximately 56.1 million square feet of space, approximately 98.3% of which was leased.

History and Current Corporate Structure
We became a Maryland REIT in December 1997. Prior to that, our predecessor was organized in the state of Delaware in October 1993 upon the rollup of two partnerships. Primarily all of our business is conducted through wholly-owned subsidiaries, but we conduct a portion of our business through an operating partnership subsidiary, Lepercq Corporate Income Fund L.P., which we refer to as LCIF, and four non-consolidated ventures.

Historically, LCIF enabled us to acquire properties by issuing limited partner interests in LCIF, which we refer to as OP units, to sellers of property, as a form of consideration in exchange for the property. The outstanding OP units not held by Lexington are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. As of December 31, 2020, there were approximately 2.5 million OP units outstanding, other than OP units held by Lexington, which were convertible into approximately 2.9 million common shares, assuming redemptions are satisfied entirely with common shares.
Strategy
General. Our current business strategy is focused on enhancing our cash flow stability, growing our portfolio with attractive warehouse/distribution properties, reducing lease rollover risk and maintaining a strong flexible balance sheet to allow us to act on opportunities as they arise to generate a return to investors. In addition, we continue our efforts to reduce the percentage of non-industrial assets in our portfolio. We believe we have a diversified tenant base and are not dependent upon any one tenant. See “Item 2—Properties—Tenant Diversification.”

Investment Strategy. Our investment strategy is to grow our industrial portfolio by acquiring warehouse/distribution properties that are predominately single-tenant. We provide capital to merchant builders by providing construction financing and a takeout for build-to-suit projects and acquire speculative development properties and recently developed properties with vacancy.

We believe our development strategy provides us with higher returns than we could obtain in the existing purchase market. This strategy mitigates against most development risk, because we generally invest in opportunities that are essentially “shovel-ready”, thereby avoiding entitlement risk. Further, our merchant builder partners are generally responsible for typical cost overruns. We currently avoid the overhead of an internal development team by partnering with merchant builders. However, we are constantly exploring ways to be more efficient and earn higher returns.
We believe our current strategy will provide shareholders with a secure dividend that mitigates against unexpected costs and the cyclicality of many asset classes and investment strategies. While we believe our strategy is more defensive than most industrial REITs, we believe this makes us a “safe alternative” for investors in the industrial sector and the net lease sector.
Target Markets. We focus our investment strategy on growing markets where we believe there are advantages to building a geographic concentration. The main driver of the growth in these markets is primarily to service population growth and the expansion of e-commerce and supply chains. This differs from our historical net lease strategy where we favored credit and term over location. However, we focus less on market size, and more on the growth prospects of a market, including the potential for a market to become a top 25 or top 50 market.
Our current target markets are in the Sunbelt and the Midwest. While our investment strategy of investing in predominately single-tenant warehouse and distribution properties is not limited to specific markets, we believe that having concentration in certain markets allows us to better manage our investments and source additional investments. However, we may purchase and develop properties in other markets if favorable opportunities are identified and we may refine our investment strategy from time to time depending on market developments.
Our target markets in the Sunbelt are Phoenix, Dallas-Fort Worth, Memphis, Atlanta, Savannah, Greenville/Spartanburg and Central Florida. The markets in the Southeast offer favorable business climates, proximity to one of the fastest-growing population regions in the United States and access to significant rail, port and air logistics networks. Dallas is a central location benefiting from Texas having 16 seaports, 26 commercial airports and the nation’s largest network of freight rail and public roads. Phoenix is a lower-cost alternative to markets in California, with lower energy and labor costs. We believe the foregoing attributes attract tenants and drive demand for space in these markets.

Our target markets in the Mid-West are in Illinois, Indiana and Ohio, with a particular focus on the lower Mid-West markets of Cincinnati, Columbus and Indianapolis. The markets in this geographic region are attractive to e-commerce tenants primarily due to less expensive occupancy costs compared to coastal markets, their central location with access to major U.S. population centers and extensive multi-modal transportation linkages. In Illinois, Chicago's population size is driving demand with limited supply of warehouse and distribution product. In Indiana, Indianapolis is home to a significant FedEx hub, which makes it a desired location within the larger distribution network. In Ohio, Cincinnati will be home to an Amazon Air freight hub and Columbus is within a one-day drive of approximately 50% of US households. We believe the creation of these hubs will drive demand for users of our space and future development.
We expect to grow within each of these target markets while reviewing additional markets for expansion.
Building Type. We target general purpose warehouse/distribution facilities that are versatile and easily leased to alternative users and have other attractive features, including some or all of the following features:
•Clear heights generally ranging from 28 feet for smaller buildings to 40 feet for larger buildings.
•Wide column spacing and speed bays.
•Efficient loading dock ratios.
•Deep truck courts.
•Cross docking for larger facilities.
•Ample trailer and employee parking.
The average age of the properties we acquired in 2020 was two years.

Insurance
We maintain comprehensive property, liability and pollution insurance policies with limits that we believe are appropriate for our portfolio. Our property insurance policy includes business interruption and windstorm coverage.

Regulation
We are subject to various laws, ordinances and regulations, including:
REIT. We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1993. We intend to continue to qualify as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net taxable income that is currently distributed to our common shareholders. We conduct certain taxable activities through our taxable REIT subsidiary, Lexington Realty Advisors, Inc.
Americans with Disabilities Act. Our properties must comply with the Americans with Disabilities Act of 1990, as amended, or the Americans with Disabilities Act, to the extent that such properties are “public accommodations” as defined under the Americans with Disabilities Act. Although we believe that our properties in the aggregate substantially comply with current requirements of the Americans with Disabilities Act, and we have not received any notice for correction, we have not conducted a comprehensive audit or investigation of all of our properties to determine whether we are in compliance.
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
Operating Segments
We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and accordingly, have only one reporting and operating segment.

Human Capital
While our investment focus is on physical assets, human capital is critical to our success. We rely on our employees and the employees of our contractors and vendors to operate our business and implement our strategy.
Employees. As of December 31, 2020, we had 55 full-time employees and one part-time employee. Each of our employees work in one or more of the following departments: Investments, Asset Management, Accounting, Tax, Corporate, Legal and Information Technology.
We do not believe that any one employee is material to our operations, but we believe that all of our employees are important for our operations. However, the compensation for employees with the title Assistant Vice President and above generally includes long-term equity awards in an effort to retain their services.
On an annual basis, our Chief Executive Officer submits a management succession plan that provides for the ordinary course and emergency succession for our Chief Executive Officer and other key members of management, which is reviewed by the Nominating and Corporate Governance Committee of our Board of Trustees and, ultimately, our Board of Trustees.
In the beginning of March 2020, we began taking steps to prepare our employees for remote working due to the impending COVID-19 pandemic and implemented a technology allowance to offset the costs of working from home. On March 15, 2020, we moved all of our employees to remote working. Since then, we have regularly engaged with our employees through company-wide video-conference meetings and social events.
In addition, in the beginning of April 2020, we accelerated our “holiday pay” (our annual benefit where each employee receives an extra paycheck in December as an advance payment of their bonus) to make sure our employees had extra funds during the extremely uncertain days of the beginning of the COVID-19 pandemic.
Attraction & Retention of Talent. We attract talent by maintaining a good office culture and providing competitive compensation and benefits. Some of our benefit highlights are:
•Medical insurance with a portion of the premiums paid by us. The minimum employee portion of premium to participate in one of the medical insurance plans for a single employee making less than $100,000 in base salary per year is $1 per month.
•Dental and vision benefits at no cost to our employees.
•A minimum of 14 paid time off, or PTO, days for first year employees, which increases to 19 PTO days in the third and fourth year of employment and 24 PTO days in the fifth year of employment.
•Flexible working arrangements where employees are able to work from home one day per workweek (during non-pandemic times).
•Technology allowance to offset the costs of working remotely during the COVID-19 pandemic.
Due to the small size of our employee base, our turnover is generally low. In 2020, seven employees voluntarily or involuntarily separated service from us and we hired five employees for a net change of two employees.

Demographics. We believe there are many benefits to diversity in our employee base. Of our 55 full-time employees at December 31, 2020, 58% were female and 38% were non-white. Of our ten executive employees at December 31, 2020, 30% were female and 10% were non-white.
In 2020, our employees formed a Diversity, Equity and Inclusion Committee, or the DEIC, which consisted of 15 employees as of December 31, 2020. The mission of the DEIC is to make Lexington better by actively promoting diversity, equity and inclusion officewide as well as for and among our current and future stakeholders. To that end, we are establishing programs and initiatives to motivate and empower Lexington to make a positive difference, including programs focused on recruiting.
Training and Development. We maintain training programs for sustainability, accounting, cybersecurity and harassment.

Employee Engagement. We regularly engage our employees through the following methods:
•During 2020, we conducted a mid-year performance review for our non-executive employees and a year-end performance review for all of our employees. The year-end performance review consisted of a 180-degree review where non-executive employees reviewed their immediate supervisor. We believe this 180-degree review provides an objective measurement of our employees' performance.
•During 2020, we engaged our employees with several surveys, including an employee satisfaction survey.
Vendors and Contractors. We outsource the following material functions:
•Information Technology. We use TetherView, LLC for managed IT services and BDO USA, LLC for virtual chief technology officer services, including cybersecurity.
•Internal Audit. We use CohnReznick LLP for our internal audit function.
•Property Management. We primarily use CBRE, Cushman & Wakefield and Jones Lang LaSalle for the management of our property where we have operating responsibilities. We also use the management affiliates of the developer/sellers of properties we acquire for the management of such properties if we have operating responsibilities and we believe it is important for such management affiliates to continue to manage the property.
•ESG. We use Lord Green Real Estate Strategies, Inc. to assist us with our environmental, social and governance, or ESG, initiatives.
Summary of 2020 Transactions and Recent Developments
The following summarizes certain of our transactions during 2020, including transactions disclosed elsewhere and in our other periodic reports.
Leasing Activity.
During 2020, we entered into new leases and lease extensions encompassing 5.2 million square feet. The average fixed rent on these extended leases was $4.73 per square foot compared to the average fixed rent on these leases before extension of $4.61 per square foot. The weighted-average cost of tenant improvements and lease commissions was $2.57 per square foot for new leases and $3.45 per square foot for extended leases.

Investments/Capital Recycling.
–    Acquired 16 warehouse/distribution properties for an aggregate cost of $611.8 million.
–Invested approximately $60.2 million in five development projects.
–    Disposed of our interests in 16 properties for an aggregate gross disposition price of $432.8 million.
Debt.
–    Satisfied $236.0 million of non-recourse debt with a weighted-average interest rate of 4.5%, including debt encumbering sold assets.
–    Issued $400.0 million aggregate principal amount of 2.70% Senior Notes due 2030, or 2030 Senior Notes, at an issuance price of 99.233% of the principal amount.
–    Repurchased $61.2 million and $51.1 million aggregate principal balance of our outstanding 4.25% Senior Notes due 2023 (the "2023 Senior Notes") and 4.40% Senior Notes due 2024 (the "2024 Senior Notes"), respectively, pursuant to a tender offer.
Equity.
–    Repurchased and retired approximately 1.3 million common shares at an average price of $8.28 per common share.
–Issued 17.3 million common shares in an underwritten offering generating net proceeds of approximately $164.0 million.

–Issued 6.0 million common shares under our At-the-Market offering program generating net proceeds of approximately $61.0 million.
–Entered into forward sales contracts to sell 5.0 million common shares under our At-the-Market offering program with a then aggregate settlement price of $55.1 million at December 31, 2020.
Subsequent to December 31, 2020, we:
–    acquired three warehouse/distribution properties for an aggregate cost of approximately $50.8 million; and
–    disposed of two office properties for an aggregate gross disposition price of approximately $20.2 million.
Corporate Responsibility
We seek to create a sustainable ESG platform that enhances both our company and shareholder value. We are committed to supporting our shareholders, employees, tenants, suppliers, creditors, and communities as we execute on our ESG objectives and initiatives. The ESG objectives below are integrated throughout our investment process and contribute to our ongoing long-term success on behalf of our shareholders.
Due to the properties in our portfolio primarily being subject to net leases where tenants are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices, our ability to implement ESG initiatives throughout our portfolio may be limited.
Environmental, Sustainability and Climate Change
Developing strategies that reduce our environmental impact and operational costs is a critical component of our ESG program.
Actions:
•Track and monitor all landlord-paid utilities and track tenant utility data wherever possible.
•Strategically implement green building certifications to highlight sustainability initiatives where feasible.
•Annually review and evaluate sustainability opportunities to increase efficiency and reduce costs.
Performance:
•In process to collect, track and monitor landlord paid energy, water and, waste and recycling across the portfolio.
•Evaluated the portfolio for green building certifications and initially identified two properties for near-term certification.
•Circulated sustainability focused resources for tenants and property managers including Tenant Fit-Out Guide and the Industrial Tenant Sustainability Guide.
•In process to evaluate solar arrays across the portfolio to reduce energy consumption and drive down greenhouse gas emissions.
Social
We believe that actively engaging with stakeholders is critical to our business and ESG efforts, providing valuable insight to inform strategy, attract and retain top talent, and strengthen tenant relationships.
Actions:
•Continuously engage with our tenants to understand leasing and operational needs at our assets and provide tools and resources to promote sustainable tenant operations.
•Coordinate with tenants and property managers on health and well-being focused initiatives.
•Assess our tenant satisfaction and feedback through annual tenant surveys.
•Provide annual training, industry updates and access to tools and resources related to ESG for our employees.

•Provide health and well-being efforts focused on physical, emotional and financial health for our employees.
•Support the communities in which we live and work through philanthropic events and support local charities through volunteer events.
Performance:
•Engaged third-party to begin the process of collecting and assessing feedback from our tenants.
•Engage with our employees through regular surveys, including an employee satisfaction survey.
•Organized volunteer opportunities at non-profit organizations on company time and participated in clothing and food drives.
•Invited our employees to commit time and/or money to a non-profit organization that was important to them and employees supported 20 different organizations focusing on diversity, equity and/or inclusion.
•Organized step and other health related challenges for our employees.
•Provide an employee assistance program with 24/7 unlimited access to referrals and resources for all work-life needs, including access to face-to-face and telephonic counseling sessions, legal and financial referrals and consultations.
Governance
Transparency to our stakeholders is essential. We pride ourselves on providing our stakeholders with regular reports and detailed disclosures on our operational and financial health, and ESG efforts.
Actions:
•Strive to implement best governance practices, mindful of the concerns of our shareholders.
•Increase our ESG transparency and disclosure through reporting to frameworks, such as GRESB (the global ESG benchmark for real assets), and providing regular ESG updates to shareholders and other stakeholders.
•Evaluate various industry groups that promote our alignment with recognized industry sustainability and ESG frameworks.
Performance:
•Maintain a Code of Business Conduct and Ethics, which includes a whistleblower policy.
•Perform enterprise risk assessments and management succession planning.
•Developed a Stakeholder Engagement Policy to disclose our process when working with our key stakeholders including investors, property management teams, and tenants.
•Became a supporter of the Task Force on Climate-Related Financial Disclosures (TCFD) reporting framework as of December 2020.

Corporate Information
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

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2020.

Item 1A. Risk Factors

Set forth below are material factors that may adversely affect our business and operations.

Risks Related to Our Business

We are subject to risks related to defaults under, or termination or expiration of, our leases.

We focus our acquisition activities on industrial real estate properties that are generally net leased to single tenants, and certain of our tenants and/or their guarantors constitute a significant percentage of our rental revenues. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property and result in a non-cash impairment charge. If the tenant represents a significant portion of our rental revenues, the impact on our financial position may be material. Further, in any such event, our property owner subsidiary will be responsible for 100% of the operating costs following a vacancy at a single-tenant building.

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

Our property owner subsidiaries may not be able to retain tenants in any of our properties upon the expiration of leases. Upon the expiration or other termination of current leases, our property owner subsidiaries may not be able to re-let all or a portion of the vacancy, or the terms of re-letting (including the cost of concessions to tenants and leasing commissions) may be less favorable than current lease terms or market rates. If one of our property owner subsidiaries is unable to promptly re-let all or a substantial portion of the vacancy, or if the rental rates a property owner subsidiary receives upon re-letting are significantly lower than current rates, our earnings and ability to satisfy our debt service obligations and to make expected distributions to our shareholders may be adversely affected due to the resulting reduction in rent receipts and increase in property operating costs.

Certain of our leases may permit tenants to terminate the leases to which they are a party.

Certain of our leases contain tenant termination options or economic discontinuance options, that permit the tenants to terminate their leases. While these options generally require a payment by the tenants, in most cases, the payments are less than the total remaining expected rental revenue. The termination of a lease by a tenant may impair the value of the property. In addition, we will be responsible for 100% of the operating costs following the termination by any such tenant and subsequent vacating of the property, and we will incur re-leasing costs.

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
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which includes a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. Based on this evaluation, we may from time to time take non-cash impairment charges. These impairments could have a material adverse effect on our financial condition and results of operations. If we take an impairment charge on a property subject to a non-recourse secured mortgage and reduce the book value of such property below the balance of the mortgage on our balance sheet, upon foreclosure or other disposition, we may be required to recognize a gain on debt satisfaction.

Our real estate development activities are subject to additional risks.

Development activities generally require various government and other approvals, which we may not receive. We rely on third-party construction managers and/or engineers to monitor certain construction activities. If we engage or partner with a developer, we rely on the developer to monitor construction activities and our interests may not be aligned. In addition, development activities, including speculative development and redevelopment and renovation of vacant properties, are subject to risks including, but not limited to:

•unsuccessful development opportunities could cause us to incur direct expenses;

•construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated or unprofitable;

•time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•legal action to compel performance of contractors, developers or partners may cause delays and our costs may not be reimbursed;

•we may not be able to find tenants to lease the space built on a speculative basis or in a redeveloped or renovated building, which will impact our cash flow and ability to finance or sell such properties;

•there may be gaps in warranty obligations of our developers and contractors and the obligations to a tenant;

•occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and

•favorable financing sources to fund development activities may not be available.

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

Our growth strategy is based on the acquisition and development of additional industrial properties and related assets. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the financing and/or acquisition of a newly constructed build-to-suit or speculative property and/or the development of a land parcel. For newly constructed properties, we may (1) provide a developer with either a combination of financing for the construction of a property or a commitment to acquire a property upon completion of construction of a property and commencement of rent from the tenant, (2) acquire a property subject to a lease and engage a developer to complete construction of a property as required by the lease, or (3) partner with a developer to acquire and develop or acquire on our own and engage a developer to develop land and pursue development opportunities.

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

Our investment and disposition activity may lead to dilution.

Our strategy is to increase our investment in general purpose, well located warehouse/distribution assets and reduce our exposure to all other asset types. We believe this strategy will lessen capital expenditures over time and mitigate revenue reductions on renewals and re-tenanting. To implement this strategy, we have been selling non-industrial assets, which generally have higher capitalization rates, and buying warehouse and distribution properties, which, in the current competitive market, generally have lower capitalization rates. This strategy impacts growth in the short-term period. There can be no assurance that the implementation of our strategy will lead to improved results or that we will be able to execute our strategy as contemplated or on terms acceptable to us.

Investment activities may not produce expected results and may be affected by outside factors.
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

Investment in commercial properties entail certain risks, such as (1) underwriting assumptions, including occupancy, rental rates and expenses, may differ from estimates, (2) the properties may become subject to environmental liabilities that we were unaware of at the time we acquired the property despite any environmental testing, (3) we may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy and (4) projected exit strategies may not come to fruition due to a variety of factors such as market conditions and/or tenant credit conditions at the time of dispositions.

We may not be successful in identifying suitable real estate properties or other assets that meet our investment criteria. We may also fail to complete investments on satisfactory terms. Failure to identify or complete investments could slow our growth, which could, in turn, have a material adverse effect on our financial condition and results of operations.

Properties where we have operating responsibilities and multi-tenant properties expose us to additional risks.

Properties where we have operating responsibilities involve risks not typically encountered in real estate properties which are fully operated by a single tenant. The ownership of properties which are not fully operated by a single tenant expose us to the risk of potential "CAM slippage," which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the operating expenses paid by tenants and/or the amounts budgeted. Depending on the tenant’s leverage in the lease negotiation, the tenant may be successful in negotiating for caps on certain operating expenses and we are responsible for any amounts in excess of any cap.

Multi-tenant properties are also subject to the risk that a sufficient number of suitable tenants may not be found to enable the property to operate profitably and provide a return to us. Moreover, tenant turnover and fluctuation in occupancy rates, could affect our operating results. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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

Cyber incidents may result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant, investor and/or vendor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Any processes, procedures and internal controls that we implement, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.

Insider or employee cyber and security threats are increasingly a concern for all companies, including ours. In addition, social engineering and phishing are a particular concern for companies with employees. As a landlord, we are also susceptible to cyber attacks on our tenants and their payment systems. We are continuously working to install new, and to upgrade our existing, network and information technology systems and to provide employee awareness training around phishing, malware and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. However, such upgrades, new technology and training may not be sufficient to protect us from all risks.

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

There are numerous other companies and individuals with greater financial and other resources than we have that compete with us in seeking investments and tenants. This competition may result in a higher cost for properties and lower returns and impact our ability to grow.

We may have limited control over our joint venture investments.

Our joint venture investments involve risks not otherwise present for investments made solely by us, including the possibility that our partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our expectations, its previous instructions or our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include impasses on decisions, such as a sale, because neither we nor our partner may have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures.

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

Industry and Economic Risks

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

In recent years the outbreaks of a number of diseases, including Avian Bird Flu, H1N1, and various other "super bugs," have increased the risk of a pandemic. On March 11, 2020, the World Health Organization declared COVID-19, a novel strain of the coronavirus, a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

The potential impact and duration of COVID-19 or another pandemic could have repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel and commerce. The duration of such restrictions is currently unknown. Furthermore, unrest in certain areas of the United States has resulted. These restrictions and unrest have, and may continue to, create disruption in global supply chains and adversely impact a number of industries, including industries in which our tenants participate.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, the COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, the results of which have and would present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Potential disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.

The United States credit markets have periodically experienced significant dislocations and liquidity disruptions, which have caused the spreads on prospective debt financings to widen considerably. These circumstances may materially impact liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases may result in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us, our tenants or the economy in general.

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

Risks Related to our Indebtedness

We have a substantial amount of indebtedness.

Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill our obligations under the documents governing our unsecured indebtedness and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt. We may be more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2020, our total consolidated indebtedness was approximately $1.4 billion and we had approximately $600.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.

Our substantial indebtedness could adversely affect our financial condition and results of operations and have important consequences to us and our debt and equity security holders. For example, it could:

•make it more difficult for us to satisfy our indebtedness and debt service obligations and adversely affect our ability to pay distributions;

•increase our vulnerability to adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of interest on and principal of our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;
•limit our ability to borrow money or sell stock to fund our development projects, working capital, capital expenditures, general corporate purposes or acquisitions;
•restrict us from making strategic acquisitions or exploiting business opportunities;
•place us at a disadvantage compared to competitors that have less debt; and
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2020, we have $129.1 million of trust preferred securities that matures in April 2037 that is LIBOR indexed. In addition, we have a $300.0 million unsecured term loan which matures January 2025 that is LIBOR indexed and is subject to interest rate swap agreements through January 2025. Also, our unsecured revolving credit facility is subject to a variable interest rate. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Also, fixed-rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.

The LIBOR index rate may not be available in the future.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (or ARRC) has proposed that the Secured Overnight Financing Rate (or SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our trust preferred securities do not provide for a clear alternative to USD-LIBOR.

We have engaged and may engage in hedging transactions that may limit gains or result in losses.

We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2020, we had aggregate interest rate swap agreements on $300.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance or default by the counterparties. Further, additional risks, including losses on a hedge position, may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. We may also have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

Covenants in certain of the agreements governing our debt could adversely affect our financial condition, investment activities and/or operating activities.

Our unsecured revolving credit facility, unsecured term loan and indentures governing our senior notes contain certain cross-default and cross-acceleration provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness and consummate mergers, consolidations or sales of all or substantially all of our assets. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage than is available to us in the marketplace or on commercially reasonable terms.

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

We face risks associated with refinancings.

Some of the properties in which we have an interest are subject to a mortgage or other secured notes with balloon payments due at maturity. In addition, our corporate level borrowings require interest only payments with all principal due at maturity.

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

Some of the properties in which we have an interest are subject to non-recourse mortgages, which generally provide that a lender's only recourse upon an event of default is to foreclose on the property. In the event these properties are conveyed via foreclosure to the lenders thereof, we would lose all of our interest in these properties. The loss of a significant number of properties to foreclosure or through bankruptcy of a property owner subsidiary could adversely affect our financial condition and results of operations, relationships with lenders and ability to obtain additional financing in the future.

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

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.

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

All of our assets are held through our subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations depend in large part upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of distributions or otherwise.

Risks Related to Investment in our Equity

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

We disclose certain non-GAAP financial measures in documents filed and/or furnished with the SEC; however, the non-GAAP financial measures we disclose are not equivalent to applicable comparable GAAP measures, and you should consider GAAP measures to be more relevant to our operating performance.

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

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, Adjusted Company FFO and NOI. Also, because not all companies calculate FFO, Adjusted Company FFO and NOI the same way, comparisons with other companies’ measures with similar titles may not be meaningful.

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

Our ability to issue additional shares. Our declaration of trust authorizes 1,000,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2020, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, which may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

Maryland Takeover Statutes. Certain provisions of the Maryland General Corporation Law, including the Maryland Business Combination Act, the Maryland Control Share Act, and certain elective provisions of Maryland law under Subtitle 8 of the Maryland General Corporation Law, each as further described under the heading “Restrictions on Transfers of Capital Stock and Anti-Takeover Provisions – Maryland Law” in Exhibit 4.10 of this Annual Report, are applicable to Maryland REITs, such as the Company. We are subject to the Maryland Business Combination Act, and while our by-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our shares, we cannot assure you that this provision will not be amended or eliminated at any time in the future. We have also not elected to be governed by any of the specific provisions of Subtitle 8, however, through provisions of our declaration of trust and/or by-laws, as applicable, unrelated to Subtitle 8, we provide for an 80% shareholder vote to remove trustees and then only for cause, and that the number of trustees may be determined by a resolution of our Board of Trustees, subject to a minimum number. In addition, we can elect to be governed by any or all of the provisions of Subtitle 8 of the Maryland General Corporation Law at any time in the future. These statutes could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders' best interests.

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

In order to protect against the loss of our REIT status, among other things, actual or constructive ownership of our capital shares in violation of the restrictions contained in our declaration of trust or in excess of 9.8% in value of our outstanding equity shares, defined as our common shares, or preferred shares, subject to certain exceptions, would cause the violative transfer or ownership to be void or cause the shares to be transferred to a charitable trust and then sold to a person or entity who can own the shares without violating these limits. As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex, and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.

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

Legal and Regulatory Risks

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

From time to time, in connection with the conduct of our business, our property owner subsidiaries authorize the preparation of Phase I environmental reports and, when recommended, Phase II environmental reports, with respect to their properties. There can be no assurance that these environmental reports will reveal all environmental conditions at the properties in which we have an interest. We are also subject to exposure to material liability from the discovery of previously unknown environmental conditions; changes in law; activities of tenants; or activities relating to properties in the vicinity of the properties in which we have an interest.

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

We believe that Lexington has met the requirements for qualification as a REIT for federal income tax purposes beginning with its taxable year ended December 31, 1993, and we intend for Lexington to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect Lexington's ability to continue to qualify as a REIT. No assurance can be given that Lexington has qualified or will remain qualified as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. If Lexington does not qualify as a REIT, Lexington would not be allowed a deduction for dividends paid to shareholders in computing its net taxable income and Lexington would not be required to continue making distributions. In addition, Lexington's income would be subject to tax at the regular corporate rates. Lexington also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash required to be used to pay taxes would not be available to satisfy Lexington's debt service obligations and to make distributions to its shareholders. Although we currently intend for Lexington to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause Lexington, without the consent of the shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

We may be subject to the REIT prohibited transactions tax, which could result in significant U.S. federal income tax liability to us.

A REIT will incur a 100% tax on the net income from a prohibited transaction. Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of business. While we believe that the dispositions of our assets pursuant to our investment strategy should not be treated as prohibited transactions, whether a particular sale will be treated as a prohibited transaction depends on the underlying facts and circumstances. We have not sought and do not intend to seek a ruling from the Internal Revenue Service regarding any dispositions. Accordingly, there can be no assurance that our dispositions of such assets will not be subject to the prohibited transactions tax. If all or a significant portion of those dispositions were treated as prohibited transactions, we would incur a significant U.S. federal income tax liability, which could have a material adverse effect on our financial position.

Distribution requirements imposed by law limit our flexibility.

To maintain Lexington's status as a REIT for federal income tax purposes, Lexington is generally required to distribute to its shareholders at least 90% of its taxable income for that calendar year. Lexington's taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that Lexington satisfies the distribution requirement but distributes less than 100% of its taxable income, Lexington will be subject to federal corporate income tax on its undistributed income. In addition, Lexington will incur a 4% nondeductible excise tax on the amount by which its distributions in any year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its capital gain net income for that year and (iii) 100% of its undistributed taxable income from prior years. We intend for Lexington to continue to make distributions to its shareholders to comply with the distribution requirements of the Code and to reduce exposure to federal taxes. Differences in timing between the receipt of income and the payment of expenses in determining its taxable income and the effect of required debt amortization payments could require Lexington to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Legislative or regulatory tax changes could have an adverse effect on us.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a debt or equity security holder.

Federal tax legislation passed in 2017 made numerous changes to tax rules. These changes do not affect the REIT qualification rules directly, but may otherwise affect us or our shareholders. For example, the top federal income tax rate for individuals was reduced to 37%, there is a deduction available for certain Qualified Business Income that reduces the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary.

General

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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2020, we had equity ownership interests in approximately 130 consolidated real estate properties containing approximately 56.1 million square feet of rentable space, which were approximately 98.3% leased based upon net rentable square feet. Generally, all properties in which we have an interest are held through at least one property owner subsidiary.

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

Leverage. As of December 31, 2020, we had outstanding mortgages and notes payable of approximately $138.4 million with a weighted-average interest rate of approximately 4.5% and a weighted-average maturity of 7.8 years.

Property Charts. The following tables list our properties by type, their locations, the net rentable square feet, the expiration of the current lease term and percent leased, as applicable, as of December 31, 2020.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2020
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Single-tenant properties:
318 Pappy Dunn Blvd.	Anniston	AL	276,782	11/24/2029	100%
4801 North Park Dr.	Opelika	AL	165,493	5/31/2042	100%
3405 S. McQueen Rd.	Chandler	AZ	201,784	3/31/2033	100%
4455 N. Cotton Ln.	Goodyear	AZ	160,140	12/31/2025	100%
16811 W. Commerce Dr.	Goodyear	AZ	540,349	4/30/2026	100%
255 143rd Ave.	Goodyear	AZ	801,424	9/30/2030	100%
9494 W. Buckeye Rd.	Tolleson	AZ	186,336	9/30/2026	100%
3400 NW 35 St.	Ocala	FL	617,055	8/31/2030	100%
2455 Premier Row	Orlando	FL	205,016	3/31/2026	100%
3102 Queen Palm Dr.	Tampa	FL	229,605	2/28/2023	100%
7875 White Rd. SW	Austell	GA	604,852	5/31/2025	100%
490 Westridge Pkwy.	McDonough	GA	1,121,120	1/31/2028	100%
493 Westridge Pkwy.	McDonough	GA	676,000	10/31/2023	100%
1420 Greenwood Rd.	McDonough	GA	296,972	8/31/2028	100%
335 Morgan Lakes Industrial	Pooler	GA	499,500	7/31/2027	100%
1004 Trade Center Pkwy.	Savannah	GA	419,667	7/31/2026	100%
1315 Dean Forest Rd.	Savannah	GA	88,503	8/31/2025	100%
1319 Dean Forest Rd.	Savannah	GA	355,527	6/30/2025	100%
7225 Goodson Rd.	Union City	GA	370,000	5/31/2024	100%
3931 Lakeview Corporate Dr.	Edwardsville	IL	769,500	9/30/2026	100%
4015 Lakeview Corporate Dr.	Edwardsville	IL	1,017,780	5/31/2030	100%
6225 East Minooka Rd.	Minooka	IL	1,034,200	9/30/2029	100%
1460 Cargo Ct.	Minooka	IL	705,661	11/30/2029	100%
200 International Pkwy S.	Minooka	IL	473,280	12/31/2029	100%
1001 Innovation Rd.	Rantoul	IL	813,126	10/31/2034	100%
3686 S. Central Ave.	Rockford	IL	93,000	12/31/2021	100%
749 Southrock Dr.	Rockford	IL	150,000	12/31/2024	100%
1020 W. Airport Rd.	Romeoville	IL	188,166	10/31/2031	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2020
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
1621 Veterans Memorial Pkwy E	Lafayette	IN	309,400	9/30/2024	100%
1285 W. State Road 32	Lebanon	IN	741,880	1/31/2024	100%
5352 Performance Way	Whitestown	IN	380,000	7/31/2025	100%
27200 West 157th St.	New Century	KS	446,500	1/31/2027	100%
10000 Business Blvd.	Dry Ridge	KY	336,350	6/30/2031	100%
730 North Black Branch Rd.	Elizabethtown	KY	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	539,592	6/30/2025	100%
301 Bill Bryan Blvd.	Hopkinsville	KY	424,904	6/30/2025	100%
4010 Airpark Dr.	Owensboro	KY	211,598	6/30/2025	100%
1901 Ragu Dr.	Owensboro	KY	443,380	12/19/2025	100%
5001 Greenwood Rd.	Shreveport	LA	646,000	12/31/2023	100%
5417 Campus Dr.	Shreveport	LA	257,849	3/31/2022	100%
113 Wells St.	North Berwick	ME	993,685	4/30/2024	100%
2860 Clark St.	Detroit	MI	189,960	10/22/2035	100%
6938 Elm Valley Dr.	Kalamazoo	MI	150,945	10/25/2021	100%
904 Industrial Rd.	Marshall	MI	246,508	9/30/2028	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	311,612	10/31/2024	100%
16950 Pine Dr.	Romulus	MI	500,023	8/24/2032	100%
26700 Bunert Rd.	Warren	MI	260,243	10/31/2032	100%
1700 47th Ave North	Minneapolis	MN	18,620	12/31/2025	100%
549 Wingo Rd.	Byhalia	MS	855,878	3/31/2030	100%
1550 Hwy 302	Byhalia	MS	615,600	9/30/2027	100%
554 Nissan Pkwy.	Canton	MS	1,466,000	2/28/2027	100%
11555 Silo Dr.	Olive Branch	MS	927,742	4/30/2024	100%
11624 S. Distribution Cv.	Olive Branch	MS	1,170,218	6/30/2021	100%
6495 Polk Ln.	Olive Branch	MS	269,902	5/31/2023	100%
8500 Nail Rd.	Olive Branch	MS	716,080	7/31/2029	100%
1133 Poplar Creek Rd.	Henderson	NC	147,448	4/30/2034	100%
2880 Kenny Biggs Rd.	Lumberton	NC	423,280	11/30/2021	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2020
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
671 Washburn Switch Rd.	Shelby	NC	673,425	5/31/2036	100%
121 Technology Dr.	Durham	NH	500,500	3/30/2026	100%
5625 North Sloan Ln.	North Las Vegas	NV	180,235	9/30/2034	100%
736 Addison Rd.	Erwin	NY	408,000	11/30/2026	100%
29-01 Borden Ave. / 29-10 Hunters Point Ave.	Long Island City	NY	140,330	3/31/2028	100%
10590 Hamilton Ave.	Cincinnati	OH	264,598	12/31/2027	100%
1650 - 1654 Williams Rd.	Columbus	OH	772,450	6/30/2025	100%
7005 Cochran Rd.	Glenwillow	OH	458,000	7/31/2025	100%
191 Arrowhead Dr.	Hebron	OH	250,410	3/31/2022	100%
200 Arrowhead Dr.	Hebron	OH	400,522	3/31/2022	100%
675 Gateway Blvd.	Monroe	OH	143,664	12/31/2023	100%
600 Gateway Blvd.	Monroe	OH	994,013	8/31/2027	100%
700 Gateway Blvd.	Monroe	OH	1,299,492	6/30/2030	100%
10345 Philipp Pkwy.	Streetsboro	OH	649,250	10/31/2026	100%
27255 SW 95th Ave.	Wilsonville	OR	508,277	10/31/2032	100%
250 Rittenhouse Cir.	Bristol	PA	241,977	11/30/2026	100%
590 Ecology Ln.	Chester	SC	420,597	7/14/2025	100%
50 Tyger River Dr.	Duncan	SC	221,833	8/31/2022	100%
70 Tyger River Dr.	Duncan	SC	408,000	1/31/2024	100%
231 Apple Valley Rd.	Duncan	SC	196,000	1/31/2026	100%
235 Apple Valley Rd.	Duncan	SC	177,320	4/30/2025	100%
27 Inland Pkwy.	Greer	SC	1,318,680	12/31/2034	100%
101 Michelin Dr.	Laurens	SC	1,164,000	11/30/2021	100%
5795 North Blackstock Rd.	Spartanburg	SC	341,660	7/31/2024	100%
1021 Tyger Lake Drive	Spartanburg	SC	213,200	2/28/2031	100%
1520 Lauderdale Memorial Hwy.	Cleveland	TN	851,370	3/31/2024	100%
900 Industrial Blvd.	Crossville	TN	222,200	9/30/2026	100%
120 Southeast Pkwy Dr.	Franklin	TN	289,330	12/31/2023	100%
201 James Lawrence Rd.	Jackson	TN	1,062,055	10/31/2027	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2020
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
633 Garrett Pkwy.	Lewisburg	TN	310,000	3/31/2026	100%
3820 Micro Dr.	Millington	TN	701,819	9/30/2021	100%
200 Sam Griffin Rd.	Smyrna	TN	1,505,000	4/30/2027	100%
1501 Nolan Ryan Expy.	Arlington	TX	74,739	6/30/2027	100%
7007 F.M. 362 Rd.	Brookshire	TX	262,095	3/31/2035	100%
2115 East Belt Line Rd.	Carrollton	TX	356,855	12/31/2033	100%
3737 Duncanville Rd.	Dallas	TX	510,400	8/31/2023	100%
4005 E I-30	Grand Prairie	TX	215,000	3/31/2037	100%
13863 Industrial Rd.	Houston	TX	187,800	3/31/2035	100%
13901/14035 Industrial Rd.	Houston	TX	132,449	3/31/2038	100%
1704 S. I-45	Hutchins	TX	120,960	6/30/2030	100%
3201 North Houston School Road	Lancaster	TX	468,300	1/31/2030	100%
13930 Pike Rd.	Missouri City	TX	N/A	4/30/2032	100%
8601 East Sam Lee Ln.	Northlake	TX	1,214,526	8/31/2029	100%
17505 Interstate Highway 35W	Northlake	TX	500,556	10/31/2024	100%
10535 Red Bluff Rd.	Pasadena	TX	257,835	8/31/2023	100%
10565 Red Bluff Rd.	Pasadena	TX	248,240	4/30/2025	100%
16407 Applewhite Rd.	San Antonio	TX	849,275	4/30/2027	100%
2601 Bermuda Hundred Rd.	Chester	VA	1,034,470	6/30/2030	100%
150 Mercury Way	Winchester	VA	324,535	11/30/2024	100%
291 Park Center Dr.	Winchester	VA	344,700	5/31/2026	100%
80 Tyson Dr.	Winchester	VA	400,400	12/18/2031	100%
901 East Bingen Point Way	Bingen	WA	124,539	5/31/2024	100%
Multi-tenant/vacant properties:
351 Chamber Dr.	Chillicothe	OH	478,141	Various	100%
2203 Sherrill Dr.	Statesville	NC	639,800	N/A	—%
6050 Dana Way	Antioch	TN	674,528	Various	90%
	Industrial Total		53,938,155		98.7%
The 2020 net effective annual base cash rent for the industrial portfolio as of December 31, 2020 was $4.33 per square foot and the weighted-average remaining lease term was 7.4 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART NON-INDUSTRIAL
As of December 31, 2020
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Single-tenant office properties:
1440 East 15th St.	Tucson	AZ	28,591	7/31/2022	100%
3333 Coyote Hill Rd.	Palo Alto	CA	202,000	12/14/2023	100%
3500 N. Loop Rd.	McDonough	GA	62,218	8/31/2021	100%
1415 Wyckoff Rd.	Wall	NJ	157,511	6/30/2037	100%
4 Apollo Drive	Whippany	NJ	123,734	11/30/2031	100%
1701 Market St.	Philadelphia	PA	304,037	1/31/2024	100%
1362 Celebration Blvd.	Florence	SC	32,000	2/14/2024	100%
3476 Stateview Blvd.	Fort Mill	SC	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	169,218	5/31/2024	100%
1401 Nolan Ryan Expy.	Arlington	TX	161,808	1/31/2025	95%
3711 San Gabriel	Mission	TX	75,016	6/30/2025	100%
2050 Roanoke Rd.	Westlake	TX	130,199	6/30/2021	100%
13651 McLearen Rd.	Herndon	VA	159,644	5/31/2027	100%
Multi-tenant/vacant office properties:
13430 North Black Canyon Fwy	Phoenix	AZ	138,940	Various	65%
4455 American Way	Baton Rouge	LA	70,100	11/6/2023	34%
820 Gears Rd.	Houston	TX	78,895	N/A	0%
Single-tenant other properties:
499 Derbyshire Dr.	Venice	FL	31,180	1/31/2055	100%
30 Light St.	Baltimore	MD	N/A	12/31/2048	100%
201-215 N. Charles St.	Baltimore	MD	N/A	8/31/2112	100%
Multi-tenant/vacant other properties:
King St./1042 Fort St. Mall	Honolulu	HI	77,459	Various	37%
			2,171,633		89.3%
			56,109,788		98.3%
The 2020 net effective annual base cash rent for the office/other portfolio as of December 31, 2020 was $16.46 per square foot, excluding single-tenant other property, and the weighted-average remaining lease term was 7.2 years.
The 2020 net effective annual base cash rent for the consolidated portfolio as of December 31, 2020 was $4.79 per square foot, excluding single-tenant other property, and the weighted-average remaining lease term was 7.4 years.

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2020
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
143 Diamond Ave.	Parachute	CO	20%	49,024	4/30/2035	100%
2500 Patrick Henry Pkwy.	McDonough	GA	20%	111,911	6/30/2025	100%
231 N. Martingale Rd.	Schaumburg	IL	20%	317,198	12/31/2022	100%
3902 Gene Field Rd.	St. Joseph	MO	20%	98,849	6/30/2027	100%
1210 AvidXchange Ln.	Charlotte	NC	20%	201,450	4/30/2032	100%
2221 Schrock Rd.	Columbus	OH	20%	42,290	7/6/2027	100%
500 Olde Worthington Rd.	Westerville	OH	20%	97,000	3/31/2026	100%
25 Lakeview Dr.	Jessup	PA	20%	150,000	8/7/2027	100%
601 & 701 Experian Pkwy.	Allen	TX	20%	292,700	3/14/2025	100%
4001 International Pkwy.	Carrollton	TX	20%	138,443	12/31/2025	100%
10001 Richmond Ave.	Houston	TX	20%	554,385	9/30/2032	100%
810 Gears Rd.	Houston	TX	20%	78,895	1/10/2031	87%
6555 Sierra Dr.	Irving	TX	20%	247,254	2/28/2035	100%
8900 Freeport Pkwy.	Irving	TX	20%	268,445	3/31/2023	100%
2203 North Westgreen Blvd.	Katy	TX	25%	274,000	8/31/2036	100%
800 East Canal St.	Richmond	VA	20%	330,309	8/31/2030	90%
				3,252,153		98.7%
In addition, we have two non-consolidated joint ventures with a developer, which own developable parcels of land in Etna, Ohio.
The 2020 net effective annual base cash rent for our proportionate share of the non-consolidated portfolio as of December 31, 2020 was $17.17 per square foot and the weighted-average remaining lease term was 9.3 years.

Development Projects
The following is a summary of our industrial development projects as of December 31, 2020:
Development Projects

Project (% owned)	Market	Property Type	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 12/31/2020 ($000)(1)	Lexington Amount Funded as of 12/31/2020 ($000)	Estimated Completion Date	% Leased as of 12/31/2020	Approximate Lease Term (Yrs)
Consolidated:
KeHE Distributors BTS (100%)	Phoenix, AZ	Industrial	468,182	$72,000	$19,609	$17,766	3Q 2021	100%	15
Fairburn (90%)(2)	Atlanta, GA	Industrial	910,000	53,812	39,824	33,195	1Q 2021	0%	TBD
Rickenbacker (100%)(3)	Columbus, OH	Industrial	320,190	20,300	16,473	12,225	2Q 2021	100%	3
				$146,112	$75,906	$63,186

Non-consolidated:
ETNA Park 70 (90%)(4)(5)	Columbus, OH	Industrial	TBD	TBD	$12,514	$12,909	TBD	0%	TBD
ETNA Park 70 East (90%)(5)	Columbus, OH	Industrial	TBD	TBD	7,484	7,614	TBD	0%	TBD
					$19,998	$20,523
(1)    GAAP investment balance is in real estate under construction for consolidated projects and in investments in non-consolidated entities for non-consolidated projects.
(2)    Estimated project cost excludes potential developer partner promote.
(3)    In December 2019, we acquired a 23.6-acre parcel in Rickenbacker, OH. In January 2020, we commenced construction of a 320,190 square-foot warehouse. In December 2020, we executed a lease with the distribution subsidiary of an international consumer products company for an initial term of approximately three years.
(4)    In December 2017, we acquired a 155-acre parcel of developable land in a joint venture. In December 2018, we acquired a subdivided parcel consisting of 57 acres from the joint venture for a cost basis of $3.6 million, which we ground leased to a national retailer and the national retailer built a distribution center. In December 2020, we sold our interest in the ground-leased parcel to the tenant for $10.6 million.
(5)    Plans and specifications for completion have not been completed and the square footage, estimated project costs and completion date cannot be determined.

Tenant Diversification
We believe our tenant mix is well diversified, and, over time, we expect to reduce our exposure to the automotive industry by growing our exposure to other industries such as the e-commerce and transportation/logistics industries. Below are the industries in our industrial portfolio based on 2020 base rent for consolidated properties owned as of December 31, 2020:

Printing/Production, 1.1%
Aerospace/Defense, 1.1%
Technology, 1.3%
Specialty, 1.3%
Apparel, 2.4%
Construction/Materials, 8.0%
Other, 0.9%
Consumer Products, 22.5%
Transportation/Logistics, 11.1%
E-Commerce, 12.4%
Automotive, 21.7%
Food, 16.2%

Lease Term. We strive to maintain a weighted-average lease term that is longer than most industrial REITs, favoring certainty of cash flow over lease-rollover risk. However, we will invest in shorter-term leases if we are optimistic about the location in a releasing context. As of December 31, 2020, the weighted-average lease term in our industrial portfolio was 7.4 years.

The following table sets forth information about the 15 largest tenants/guarantors in our portfolio as of December 31, 2020 based on total base rental revenue as of December 31, 2020 (in '000's, except square feet).

Tenants(1)	Property Type	Lease Expirations	Number of Leases	Square Feet Leased	Square Feet Leased as a % of the Consolidated Portfolio(2)(3)	Base Rent	Percentage of Base Rental Revenue(3)(4)
Nissan	Industrial	2027	2	2,971,000	5.4%	$12,760	4.8%
Amazon	Industrial	2026-2033	5	3,334,331	6.0%	11,344	4.2%
Dana	Industrial	2021-2031	7	2,053,359	3.7%	10,006	3.7%
Kellogg	Industrial	2027-2029	3	2,801,916	5.1%	9,724	3.6%
Undisclosed (5)	Industrial	2031-2035	3	1,090,383	2.0%	7,139	2.7%
Watco	Industrial	2038	1	132,449	0.2%	6,773	2.5%
Xerox	Office	2023	1	202,000	0.4%	6,642	2.5%
FedEx	Industrial	2023 & 2028	2	292,021	0.5%	5,719	2.1%
Wal-Mart	Industrial	2024 & 2027	2	1,335,673	2.4%	5,617	2.1%
Undisclosed (5)	Industrial	2034	1	1,318,680	2.4%	5,544	2.1%
Morgan Lewis (6)	Office	2024	1	289,432	0.5%	4,934	1.8%
Mars Wrigley	Industrial	2025	1	604,852	1.1%	4,406	1.6%
Asics	Industrial	2030	1	855,878	1.6%	4,388	1.6%
Spitzer	Industrial	2035	2	449,895	0.8%	4,344	1.6%
Vista Outdoors	Industrial	2034	1	813,126	1.5%	4,195	1.6%
			33	18,544,995	33.6%	$103,535	38.6%
(1)    Tenant, guarantor or parent.
(2)    Excludes vacant square feet
(3)    Total shown may differ from detail amounts due to rounding
(4)    Excludes rents from prior tenants.
(5)    Lease restricts certain disclosures.
(6)    Includes parking operations.

In 2020, 2019 and 2018, no tenant/guarantor represented greater than 10% of our annual base rental revenue.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio at December 31, 2020:

Year	Number of Lease Expirations	Square Feet	Base Rent ($000's)	Percentage of Base Rental Revenue
2021	43	4,484,980	$18,301	6.8%
2022	5	1,159,205	4,371	1.6%
2023	11	3,138,345	17,261	6.4%
2024	23	7,321,075	31,900	11.9%
2025	22	5,820,459	27,848	10.4%
2026	17	5,359,358	21,427	8.0%
2027	12	7,938,899	33,209	12.4%
2028	4	1,804,930	11,855	4.4%
2029	6	4,420,529	16,029	6.0%
2030	8	6,215,359	22,850	8.5%

The following chart sets forth the 2020 base rent ($000's) based on the credit rating of our consolidated tenants at December 31, 2020(1):

	Base Rent	Percentage of Base Rental Revenue
Investment Grade	$134,857	49.6%
Non-investment Grade	58,304	21.4%
Unrated	78,915	29.0%
	$272,076	100.0%
(1)     Credit ratings are based upon either tenant, guarantor or parent/ultimate parent. Generally, all multi-tenant assets are included in unrated. See Item 1A “Risk Factors”.

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

Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of Lexington

The following sets forth certain information relating to our executive officers:

Name	Business Experience
T. Wilson Eglin Age 56	Mr. Eglin has served as our Chairman since April 2019, our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010.
Beth Boulerice Age 56	Ms. Boulerice has served as our Chief Financial Officer and Treasurer since March 2019 and one of our Executive Vice Presidents since January 2013. Ms. Boulerice previously served as our Chief Accounting Officer from January 2011 to March 2019. Prior to joining us in January 2007, Ms. Boulerice was employed by First Winthrop Corporation and was the Chief Accounting Officer of Newkirk Realty Trust. Ms. Boulerice is a Certified Public Accountant.
Joseph S. Bonventre Age 45	Mr. Bonventre has served as our Chief Operating Officer since May 2020, as our General Counsel since 2004, one of our Executive Vice Presidents since 2008 and our Secretary since 2014. Prior to joining us in September 2004, Mr. Bonventre was an associate in the corporate department of the law firm now known as Paul Hastings LLP. Mr. Bonventre is admitted to practice law in the State of New York.
Brendan P. Mullinix Age 46	Mr. Mullinix has served as Chief Investment Officer since May 2020 and one of our Executive Vice Presidents focusing on investments since February 2008. Mr. Mullinix joined us in 1996 and previously served as a Senior Vice President and a Vice President.
Lara Johnson Age 48	Ms. Johnson was appointed an executive officer in February 2018 and serves as our Executive Vice President focusing on dispositions and strategic transactions. Prior to joining us in 2007, Ms. Johnson was an executive vice president of Newkirk Realty Trust and a member of its board of directors. Ms. Johnson previously served as senior vice president of Winthrop Financial Associates, as a vice president of Shelbourne I, Shelbourne II and Shelbourne III, three publicly-traded REITs, and as Director of Investor Relations for National Property Investors, Inc.
James Dudley Age 40	Mr. Dudley was appointed an executive officer in February 2018 and has served as an Executive Vice President and Director of Asset Management. He has been with the company since 2006 and has held various roles within the Asset Management Department. Prior to joining the firm, Mr. Dudley was employed by ORIX Capital Markets.
Mark Cherone Age 39	Mr. Cherone joined us as our Chief Accounting Officer in March 2019. Prior to joining us, Mr. Cherone was the Corporate Controller for Brandywine Realty Trust since 2012. Mr. Cherone is a Certified Public Accountant.

Patrick Carroll Age 57	Mr. Carroll has served as our Chief Risk Officer since March 2019 and one of our Executive Vice Presidents since January 2003. Mr. Carroll previously served as our Chief Financial Officer from May 1998 to March 2019 and our Treasurer from January 1999 to March 2019. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP. Mr. Carroll is a Certified Public Accountant.

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”.

Holders. As of February 16, 2021, we had 2,443 common shareholders of record.

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
Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2020, with respect to our Amended and Restated 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,359,683
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,359,683

Recent Sales of Unregistered Securities.
We did not issue any common shares during 2020 on an unregistered basis.

Share Repurchase Program.

There were no share repurchases during the quarter ended December 31, 2020 under our share repurchase authorization most recently announced on November 2, 2018, which has no expiration date. There were 8,976,315 shares that may yet be purchased under our share repurchase authorization as of December 31, 2020.

Item 6. Selected Financial Data

The following sets forth selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2020. The selected consolidated financial data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and the related notes set forth in Item 8 “Financial Statements and Supplementary Data”, below. ($000's, except per share data):

	2020	2019	2018	2017	2016
Total gross revenues(1)	$330,448	$325,969	$396,971	$392,690	$429,496
Expenses applicable to revenues	(203,506)	(189,612)	(210,866)	(223,162)	(213,403)
Interest and amortization expense	(55,201)	(65,095)	(79,880)	(77,883)	(88,032)
Net income	186,391	285,293	230,906	86,629	96,450
Net income attributable to Lexington Realty Trust shareholders	183,302	279,910	227,415	85,583	95,624
Net income attributable to common shareholders	176,788	273,225	220,838	79,067	89,109
Net income per common share - basic	0.66	1.15	0.93	0.33	0.38
Net income per common share - diluted	0.66	1.15	0.93	0.33	0.37
Cash dividends declared per common share	0.4225	0.4125	0.71	0.7025	0.69
Net cash provided by operating activities	201,835	192,184	217,811	227,870	239,810
Net cash provided by (used in) investing activities	(494,350)	(186,965)	554,891	(283,074)	11,384
Net cash provided by (used in) financing activities	342,626	(53,156)	(707,611)	49,581	(237,301)
Real estate assets, net, including real estate - intangible assets	3,115,298	2,856,014	2,555,659	3,309,900	3,028,326
Total assets	3,493,226	3,180,260	2,953,840	3,553,020	3,441,467
Mortgages, notes payable, credit facility and term loans, including discontinued operations	1,341,242	1,311,977	1,492,483	2,068,867	1,860,598
Shareholders' equity	1,970,670	1,705,107	1,329,871	1,323,901	1,392,777
Total equity	1,991,137	1,724,719	1,346,678	1,340,835	1,412,491
Preferred share liquidation preference	96,770	96,770	96,770	96,770	96,770
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

Introduction

The following is a discussion and analysis of the consolidated financial condition and results of operations of Lexington Realty Trust for the years ended December 31, 2020 and 2019, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with our accompanying consolidated financial statements included herein and notes thereto.

COVID-19 Impact. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. Our management continues to monitor events and is taking steps to mitigate the potential impact and risks to us.

We have received a limited number of, and may in the future receive, rent relief requests from our tenants. However, as of December 31, 2020, we do not believe that these rent relief requests will have a material impact on our rental revenues. A limited number of our other tenants, particularly retail tenants and those with businesses tied to the aviation industry, continue to be impacted by COVID-19 and related government restrictions and social distancing requirements. We continue to believe that the impacts of COVID-19 on our portfolio are mitigated due to our focus on warehouse and distribution properties and the diversity of our tenant base, both geographically and by industry exposure.
While our acquisition activity has recovered from the reduced level experienced earlier in 2020, we believe that there continues to be limited financing available for potential purchasers of certain of our properties, which has impacted our disposition activities. In addition, there is increased competition for investment in warehouses and distribution properties due to the resilience of this part of the industrial sector during the COVID-19 pandemic.
We remain unable to estimate the long-term impacts COVID-19 will have on our financial condition.
Investment Trends
General. Over the last several years, we have focused our investment activity primarily on income producing single-tenant warehouse and distribution assets.
In 2020, we acquired $611.8 million of warehouse and distribution assets, which is a decrease of $92.0 million compared to 2019 investment activity of $703.8 million. The decrease was primarily due to the COVID-19 "stay-at-home" orders and increased competition.
As of December 31, 2020, our percentage of gross book value from industrial assets increased to 90.8% compared to 81.5% as of December 31, 2019 as a result of our acquisition and capital recycling efforts. We expect to continue to recycle our non-industrial assets into warehouse and distribution facilities. While our capital recycling strategy has had and may continue to have a near-term dilutive impact on earnings due to the sales of revenue-producing properties, we believe this strategy will benefit shareholder value in the long term.
The industrial real estate market was one of the most resilient real estate markets during the COVID-19 pandemic. The main driver of growth in the industrial real estate market has been e-commerce. We believe that growth will also be driven by companies increasing their inventories in the United States to keep up with demand and to protect against future disruptions in the supply chain.
While we believe the industrial market will continue to grow, there continues to be an increase in competition for the acquisition of industrial properties, specifically warehouse/distribution properties, which drives up the cost of the assets we buy and drives down the yield we are able to obtain. This trend was highlighted when initial capitalization rates compressed further during 2020.
Lease Term. We primarily acquire assets subject to intermediate and long-term leases with escalating rents, which we believe strengthen our future cash flows and provide a partial hedge against rising interest rates. We intend to maintain a weighted-average lease term longer than many comparable companies and balance our lease expiration schedule.
Our industrial investment underwriting focuses less on tenant credit than our historical office investment underwriting as we focus on real estate characteristics such as location and related demographic and local economic trends. This has allowed us to acquire certain short-term leased warehouse/distribution assets, which may be acquired at a discount compared to long-term leased warehouse/distribution assets and allow for a value-add strategy through the lease renewal or a multi-tenanting process.
Development. As a result of the competition for income producing single-tenant warehouse/distribution assets, in 2017, we began selectively investing in development projects. We believe we can achieve higher yields from development projects than we can by purchasing existing properties.
Our development activities have been focused on speculative development. Our target markets are experiencing low vacancy rates. Despite an increase in construction in recent years, we believe there is sufficient tenant demand for our development projects.
Leasing
General. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is a primary area of focus for our asset management. Renewals of industrial leases, particularly for warehouse/distribution facilities, are generally dependent on location and occupancy alternatives for our tenants. We believe our older industrial assets face more challenges than our newer industrial assets because the location of our older industrial assets is generally tied to the specific tenant need as opposed to the national or regional distribution supply chain. In addition, our older industrial assets may need to be renovated to meet current market specs.
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
During 2020, we entered into 20 new leases and lease extensions encompassing approximately 5.2 million square feet. The average base rent on these extended leases was approximately $4.73 per square foot compared to the average base rent on these leases before extension of $4.61 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2020 was approximately $2.57 per square foot for new leases and $3.45 per square foot for extended leases.

As of December 31, 2020, we had six single-tenant leases in our industrial portfolio where the lease term is scheduled to expire in 2021, covering approximately 3.7 million square feet.
Inherent Growth. Many leases have scheduled fixed rent increases or rent increases based upon the consumer price index. As of December 31, 2020, 86% of our single-tenant industrial leases had scheduled rent increases. The average escalation rate of these leases was 2.1% as of December 31, 2020. A majority of our leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. However, certain of our leases provide for some level of landlord responsibility for capital repairs and replacements, the cost of which is generally factored into the rental rate. Our motivation to release vacant space requires us to meet market demands with respect to rental rates, tenant concessions and landlord responsibilities. Developers are similarly motivated when signing leases with tenants due to the significant competition in the industrial space. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases may increase to include, among other items, some form of responsibility for operating expenses and/or capital repairs and replacements.
Tenant Credit. We continue to monitor the credit of tenants of properties in which we have an interest by (1) subscribing to rating agency information, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses, (4) monitoring the timeliness of rent collections and (5) meeting with our tenants. During 2020, this credit monitoring was essential to allow us to differentiate between legitimate rent relief requests and opportunistic rent relief requests.

Non-Industrial Properties

We continue to recycle out of our non-industrial investments. As of December 31, 2020, our non-industrial assets represented 9.2% of our gross book value. We have historically marketed non-industrial assets for sale when we believe we have obtained the highest possible valuation through various means, including lease renewals. As the number of non-industrial assets continues to shrink, we continue to explore ways to accelerate the sale of the remaining non-industrial assets.

Non-Recourse Mortgage Loan Resolutions
During 2020, we conveyed three properties in foreclosure or via a deed-in-lieu of foreclosure due to the balance of the non-recourse mortgage loans encumbering the properties being in excess of the value of the property collateral.
Since we have a limited number of industrial properties subject to non-recourse mortgages, we do not expect many foreclosures in the future.
Impairment charges
During 2020 and 2019, we incurred impairment charges on certain of our assets of $14.5 million and $5.3 million, respectively, due to each asset's carrying value being below its estimated fair value. Most of the impairment charges in 2020 and 2019 were incurred on non-core assets due to anticipated shortened holding periods. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
Critical Accounting Policies
Our accompanying consolidated financial statements have been prepared in accordance with GAAP, which requires our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and related disclosures of contingent assets and liabilities. A summary of our significant accounting policies which are important to the portrayal of our financial condition and results of operations is set forth in note 2 to the Consolidated Financial Statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.
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

Revenue Recognition. We recognize lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. We evaluate the collectability of our rental payments and recognize revenue on a cash basis when we believe it is no longer probable that we will receive substantially all of the remaining lease payments. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. We recognize lease termination fees as rental revenue in the period received and write off unamortized leases related intangibles and other lease related account balances, provided that there are no further obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period.
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

Liquidity
General. Our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) the public and private equity and debt markets, (3) property specific debt, (4) corporate level borrowings, (5) commitments from co-investment partners and (6) proceeds from the sales of our investments. We believe our ratio of dividends to Adjusted Company Funds From Operations is conservative, and allows us to retain cash flow for internal growth.
Our ability to incur additional debt to fund acquisitions is dependent upon our existing leverage, the value of the assets we are attempting to leverage and general economic and credit market conditions, which may be outside of management's control or influence.
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with applicable REIT requirements in both the short-term and long-term. However, our cash flow from operations may be negatively affected in the near term if we grant tenant rent relief packages or experience tenant defaults as a result of the effects of COVID-19. In addition, we anticipate that cash on hand, borrowings under our unsecured revolving credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other available alternatives, will provide the necessary capital required by our business.

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $201.8 million for 2020 and $192.2 million for 2019. The increase was primarily related to the impact of cash flow generated from acquiring properties, partially offset by property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $(494.4) million in 2020 and $(187.0) million in 2019. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities and changes in real estate deposits, net.

Net cash provided by (used in) financing activities totaled $342.6 million in 2020 and $(53.2) million in 2019. Cash provided by financing activities related primarily to the issuance of our 2030 Senior Notes, revolving credit facility borrowings and issuances of common shares. Cash used in financing activities was primarily attributable to the repurchase of a portion of the 2023 Senior Notes and 2024 Senior Notes through a tender offer, dividend and distribution payments, repayment of debt obligations and repurchases of common shares.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets on an opportunistic basis when we (1) believe conditions are favorable and (2) have a compelling use of proceeds.
We expect to continue to access debt and equity markets in the future to implement our business strategy and to fund future growth when market conditions are favorable. However, the volatility in the capital markets primarily resulting from the effects of the COVID-19 pandemic may negatively affect our ability to access these capital markets.
Equity:
At-The-Market Offering Program. We maintain an At-The-Market offering program, or ATM program, under which we can issue common shares. The following table summarizes common share issuances under the ATM program for the years ended December 31, 2020 and 2019, respectively:

	Year ended December 31, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	5,950,882	$61.0	million

	Year ended December 31, 2019
	Shares Sold	Net Proceeds
2019 ATM Issuances	9,668,748	$102.3	million

Under the ATM program, we may also enter into forward sales agreements. During 2020, we entered into forward sales transactions for the sale of 5.0 million common shares that have not yet been settled. Subject to our right to elect cash or net share settlement, we expect to settle the forward sales transactions by the various maturity dates between August 2021 and November 2021. The shares had a then aggregate settlement price of $55.1 million at December 31, 2020, which is subject to adjustment in accordance with the forward sales contracts.

As of December 31, 2020, common shares with an aggregate value of $177.2 million remain available for issuance under the ATM program.

Underwritten Common Stock Offerings. During 2020, we issued 17,250,000 common shares at a public offering price of $9.60 per common share in an underwritten offering and generated net proceeds of approximately $164.0 million.

Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. No shares were purchased from us under the plan in 2020, 2019 and 2018.

Share Repurchase Program. During 2015, our Board of Trustees authorized the repurchase of up to 10.0 million common shares and increased this authorization by 10.0 million common shares in 2018. The share repurchase program does not expire. During 2020 and 2019, we repurchased and retired approximately 1.3 million and 0.4 million common shares, respectively, at an average price of $8.28 and $8.13, respectively, per common share under the repurchase program. Approximately 9.0 million common shares remain available for repurchase at December 31, 2020. We have continued to, and in the future may, repurchase our common shares in the context of our overall capital plan, and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.

Operating Partnership Units. In recent years there has not been a great demand for OP units as consideration and, as a result, we expect the percentage of common shares that will be outstanding in the future relative to OP units will increase, and income attributable to noncontrolling interests should be expected to decrease, as such OP units are redeemed for our common shares. Furthermore, our credit agreement requires us to own at least 95.5% of a subsidiary for the assets of such subsidiary to be included in the calculation of our credit agreement covenants, which incents us to maintain our percentage ownership in LCIF and not issue additional OP units.

As of December 31, 2020, there were 2.5 million OP units outstanding not owned by us which were convertible on a one OP unit for approximately 1.13 common shares basis into an aggregate of 2.9 million common shares assuming we satisfied redemptions entirely with common shares. All outstanding OP units are entitled to a distribution equal to the dividend on our common shares or a stated distribution that may adjust based on our commons share dividend amount.

Debt:

Corporate Borrowings. Due to lower borrowing costs, we issued $400.0 million aggregate principal amount of our 2030 Senior Notes. We used a portion of the net proceeds from the offering of the 2030 Senior Notes to repurchase $61.2 million and $51.1 million aggregate principal balance of our outstanding 2023 Senior Notes and 2024 Senior Notes, respectively, through a tender offer. We did not access the public debt markets in 2019.

The following Senior Notes were outstanding as of December 31, 2020:

Issue Date	Face Amount (millions)	Interest Rate	Maturity Date	Issue Price
August 2020	$400.0	2.70%	September 2030	99.233%
May 2014	198.9	4.40%	June 2024	99.883%
June 2013	188.8	4.25%	June 2023	99.026%
	$787.7
The Senior Notes are unsecured and pay interest semi-annually in arrears. We may redeem the Senior Notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the Senior Notes being redeemed plus a make-whole premium.
A summary of the maturity dates and interest rates of our unsecured credit agreement, as of December 31, 2020, are as follows:

	Maturity Date	Interest Rate
$600.0 Million Revolving Credit Facility(1)	02/2023	LIBOR + 0.90%
$300.0 Million Term Loan(2)	01/2025	LIBOR + 1.00%
(1)     Maturity date of the revolving credit facility can be extended to February 2024 at our option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At December 31, 2020, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2) The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum.

As of December 31, 2020, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bore interest at a fixed rate of 6.804% through April 2017 and, thereafter, bears interest at a variable rate of three month LIBOR plus 170 basis points. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2020, there were $129.1 million of these securities outstanding.

Property Specific Debt. As of December 31, 2020, we have a limited number of properties subject to mortgages, one of which was satisfied in January 2021. As of December 31, 2020, one of our property owner subsidiaries has a balloon payment of $10.4 million maturing in 2021. Our property owner subsidiaries do not have additional mortgage maturities with balloon payments due until 2025. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($178.8 million at December 31, 2020), property sale proceeds or borrowing capacity on our primary credit facility ($600.0 million as of December 31, 2020, subject to covenant compliance).

In 2019, we assumed through our consolidated property owner subsidiary a $41.9 million non-recourse mortgage loan with an interest rate of 4.3% and maturing in 2031. We did not obtain or assume any mortgage debt in 2020. Our secured debt decreased to approximately $138.4 million at December 31, 2020 compared to $393.9 million at December 31, 2019. We expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate.

Co-investment Programs and Joint Ventures. We have entered into co-investment programs and joint ventures with institutional investors and other real estate companies to mitigate our risk in certain assets and increase our return on equity to the extent we earn management or other fees. However, investments in certain co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital. Due to our size, we do not expect to enter into co-investment programs and joint ventures seeking future investments, except with developers for industrial development projects.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2020, we disposed of our interests in 16 properties for an aggregate gross price of $432.8 million. Additionally, we disposed of two properties in a non-consolidated joint venture for aggregate proceeds to us of $1.7 million. These proceeds were primarily used to (1) retire indebtedness encumbering properties in which we have an interest and corporate debt obligations and (2) make investments in real property.

As we near the completion of the capital recycling of our non-industrial assets, we expect to continue our recycling efforts with respect to our older industrial assets, including our manufacturing assets, where we believe we can take advantage of the strong current market. We believe capital recycling (1) provides cost effective and timely capital support for our investment activities and (2) allows us to maintain line capacity and cash in advance of what we expect to be a growing investment pipeline.
Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units. As we grow our development pipeline, we expect that development activities will become a greater part of our liquidity needs.

As of December 31, 2020, we had approximately $1.4 billion of indebtedness, consisting of mortgages and notes payable outstanding, a term loan, 2.70%, 4.40% and 4.25% Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 3.3%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.
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

We paid approximately $118.4 million in cash dividends to our common and preferred shareholders in 2020. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

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
Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, we have interests in multi-tenant properties in our consolidated portfolio. While tenants of these properties are generally responsible for increases over base year expenses, our property owner subsidiaries are generally responsible for the base-year expenses and capital expenditures, and are responsible for all expenses related to vacant space, at these properties.

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

Results of Operations

Year ended December 31, 2020 compared with December 31, 2019. The decrease in net income attributable to common shareholders of $96.4 million was primarily due to the items discussed below.

The increase in total gross revenues of $4.5 million was primarily a result of an increase in rental revenue attributable to assets acquired subsequent to December 31, 2019, partially offset by a decrease in rental revenue due to property sales.
The increase in depreciation and amortization expense of $14.0 million was primarily due to acquisition activity.
The decrease in non-operating income of $1.5 million was primarily related to funds received in 2019 related to a bankruptcy claim and funds received to settle a tenant's deferred maintenance obligation, with no comparable income in 2020.
The decrease in interest and amortization expense of $9.9 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.
The increase in debt satisfaction gains, net, of $26.0 million was primarily related to the recognition of aggregate debt satisfaction gains of $34.5 million upon the foreclosure of three office properties, offset by a $10.1 million debt satisfaction charge incurred as a result of the repurchase of a portion of the 2023 Senior Notes and 2024 Senior Notes pursuant to a tender offer and a $2.9 million charge recognized upon the sale of our Lake Jackson, Texas property. During 2019, we incurred an aggregate of $4.5 million of debt satisfaction charges upon the sale of two properties.
The increase in impairment charges of $9.1 million was primarily due to the timing of impairment charges taken on certain properties.
The decrease in gains on sales of properties of $111.9 million was related to the timing of property dispositions.
The decrease in equity in earnings of non-consolidated entities of $3.1 million was primarily related to the timing of gains recognized on the sale of joint venture assets.
The decrease in net income attributable to noncontrolling interests of $2.3 million was primarily a result of a decrease in earnings of LCIF, primarily, as a result of recognizing gains on sold properties in 2019.
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
The analysis of the results of operations for the year ended December 31, 2019 compared with December 31, 2018 is included in our 2019 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, on February 20, 2020.

Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income), and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the years ended December 31, 2020 and 2019 ($000):

	2020	2019
Total cash base rent	$206,898	$203,515
Tenant reimbursements	20,609	21,095
Property operating expenses	(26,727)	(26,963)
Same-store NOI	$200,780	$197,647
Our reported same-store NOI increased from 2019 to 2020 by 1.6% primarily due to an increase in cash base rents. As of December 31, 2020 and 2019, our historical same-store square footage leased was 97.6% and 99.0%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Twelve Months ended December 31,
	2020	2019
Net income	$186,391	$285,293

Interest and amortization expense	55,201	65,095
Provision for income taxes	1,584	1,379
Depreciation and amortization	161,592	147,594
General and administrative	30,371	30,785
Transaction costs	255	202
Non-operating/advisory income	(4,569)	(6,180)
Gains on sales of properties	(139,039)	(250,889)
Impairment charges	14,460	5,329
Debt satisfaction (gains) charges, net	(21,452)	4,517
Equity in (earnings) of non-consolidated entities	169	(2,890)
Lease termination income	(857)	(2,226)
Straight-line adjustments	(13,654)	(14,502)
Lease incentives	921	1,191
Amortization of above/below market leases	(1,580)	(443)

NOI	269,793	264,255

Less NOI:
Acquisitions and dispositions	(69,013)	(66,608)
Same-Store NOI	$200,780	$197,647
Funds From Operations

We believe that Funds from Operations, or FFO, which is a non-GAAP measure, is a widely recognized and appropriate measure of the performance of an equity REIT. We believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. As a result, FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not necessarily be apparent from net income.

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for 2020 and 2019 (dollars in thousands, except share and per share amounts):

	2020	2019
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$176,788	$273,225
Adjustments:
Depreciation and amortization	158,655	144,792
Impairment charges - real estate	14,460	5,329
Noncontrolling interests - OP units	2,347	4,376
Amortization of leasing commissions	2,937	2,802
Joint venture and noncontrolling interest adjustment	8,578	9,449
Gains on sales of properties, including non-consolidated entities and net of tax	(139,596)	(255,048)
FFO available to common shareholders and unitholders - basic	224,169	184,925
Preferred dividends	6,290	6,290
Amount allocated to participating securities	224	395
FFO available to all equityholders and unitholders - diluted	230,683	191,610
Debt satisfaction (gains) charges, net, including non-consolidated entities	(21,396)	4,773
Transaction costs	255	202
Adjusted Company FFO available to all equityholders and unitholders - diluted	$209,542	$196,585

Per Common Share and Unit Amounts
Basic:
FFO	$0.83	$0.77

Diluted:
FFO	$0.84	$0.78
Adjusted Company FFO	$0.76	$0.80

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	266,914,843	237,642,048
Operating partnership units(1)	3,083,320	3,490,147
Weighted-average common shares outstanding - basic FFO	269,998,163	241,132,195

Diluted:
Weighted-average common shares outstanding - diluted EPS	268,182,552	237,934,515
Unvested share-based payment awards	17,180	22,813
Operating partnership units(1)	3,083,320	3,490,147
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	275,993,622	246,158,045

(1) Includes OP units other than OP units held by us.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2020 ($000's):

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
Mortgages and notes payable(1)	$24,119	$12,224	$13,267	$6,431	$6,576	$75,795	$138,412
Term loans payable	—	—	—	—	300,000	—	300,000
Senior notes payable	—	—	188,756	198,932	—	400,000	787,688
Trust preferred securities	—	—	—	—	—	129,120	129,120
Interest payable(2)	44,272	43,123	38,284	29,460	17,586	97,480	270,205
Development contracts(3)	75,985	—	—	—	—	—	75,985
Operating lease obligations(4)	4,843	4,854	4,999	5,021	5,021	17,472	42,210
	$149,219	$60,201	$245,306	$239,844	$329,183	$719,867	$1,743,620
1.    Consists of principal and balloon payments.
2.     Consists of fixed-rate debt and variable-rate debt at the rate in effect at December 31, 2020. Variable-rate debt as of December 31, 2020 is comprised of $129.1 million Trust Preferred Securities (90-day LIBOR plus 1.7% and matures 2037).
3. Represents contractual obligations for consolidated development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our non-consolidated joint venture developments, which are described below.
4.    Includes ground lease, office rents and equipment lease payments. Amounts disclosed do not include rents that adjust to fair market value. In addition, certain ground lease payments due under bond leases allow for a right of offset between the lease obligation and the debt service and accordingly are not included.

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

We had two non-consolidated development projects as of December 31, 2020, which are described in "Properties" in Part I, Item 2 of this Annual Report. Due to the early stage of development of each project and the uncertainty of construction schedules at such stage, we are unable to estimate the timing of the required fundings for development projects.

Item 7A. Quantitative and Qualitative Disclosure about Market-Risk

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $129.1 million at December 31, 2020 and 2019, which represented 9.5% and 9.8%, respectively, of our aggregate principal consolidated indebtedness. During 2020 and 2019, our variable-rate indebtedness had a weighted-average interest rate of 2.4% and 3.8%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2020 and 2019 would have increased by $1.8 million and $3.2 million, respectively. As of December 31, 2020 and 2019, our aggregate principal consolidated fixed-rate debt was $1.2 billion, which represented 90.5% and 90.2%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2020 and is indicative of the interest rate environment as of December 31, 2020, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.3 billion as of December 31, 2020.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have historically entered into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2020, we had four interest rate swap agreements in our consolidated portfolio, all of which expire in January 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Lexington Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Real Estate, net — Determination of Impairment Indicators and Impairment — Refer to Notes 2 and 5 of the financial statements
Critical Audit Matter Description
The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that indicate that the carrying value of real estate assets may no longer be recoverable. Possible indications of impairment may include increases in vacancy at a property, tenant financial instability, or whether there is a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. When such events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing anticipated future undiscounted cash flows expected to be derived from the asset to the respective carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the fair value of the asset. An asset is determined to be impaired if the asset's carrying value exceeds its estimated fair value.

The Company makes significant assumptions to estimate its holding period of an asset. Additionally, for those real estate assets where indications of impairment have been identified, the Company makes significant estimates and assumptions related to rental rates and capitalization rates included in the estimated future undiscounted cash flows and, as necessary, the discount rate applied to determine fair value of the assets. Changes in these assumptions could have a significant impact on the identification of real estate assets for impairment, the estimated fair value of the asset, or the amount of any impairment charge recognized. Total real estate assets as of December 31, 2020 were $3.1 billion. The Company recorded $14.5 million of impairment charges on real estate assets during the year ended December 31, 2020.
Auditing management’s assumptions requires evaluation of whether management appropriately identified impairment indicators relating to the asset’s estimated holding periods and whether management’s anticipated future undiscounted cash flows and estimated fair values are reasonable. Because of the subjectivity of these assumptions our audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
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
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including testing the source information underlying the determination of the discount rate, rental rates, capitalization rates; and (3) mathematical accuracy of the calculation by developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management.

/s/ Deloitte & Touche LLP

New York, New York
February 18, 2021

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of Lexington Realty Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

New York, New York
February 18, 2021

LEXINGTON REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2020	2019
Assets:
Real estate, at cost	$3,514,564	$3,320,574
Real estate - intangible assets	409,293	409,756
Investments in real estate under construction	75,906	13,313
Real estate, gross	3,999,763	3,743,643
Less: accumulated depreciation and amortization	884,465	887,629
Real estate, net	3,115,298	2,856,014
Assets held for sale	16,530	—
Right-of-use assets, net	31,423	38,133
Cash and cash equivalents	178,795	122,666
Restricted cash	626	6,644
Investments in non-consolidated entities	56,464	57,168
Deferred expenses (net of accumulated amortization of $23,171 in 2020 and $23,382 in 2019)	15,901	18,404
Rent receivable - current	2,899	3,229
Rent receivable - deferred	66,959	66,294
Other assets	8,331	11,708
Total assets	$3,493,226	$3,180,260

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$136,529	$390,272
Term loan payable, net	297,943	297,439
Senior notes payable, net	779,275	496,870
Trust preferred securities, net	127,495	127,396
Dividends payable	35,401	32,432
Liabilities held for sale	790	—
Operating lease liabilities	32,515	39,442
Accounts payable and other liabilities	55,208	29,925
Accrued interest payable	6,334	7,897
Deferred revenue - including below market leases (net of accumulated accretion of $12,758 in 2020 and $11,876 in 2019)	17,264	20,350
Prepaid rent	13,335	13,518
Total liabilities	1,502,089	1,455,541

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 277,152,450 and 254,770,719 shares issued and outstanding in 2020 and 2019, respectively	28	25
Additional paid-in-capital	3,196,315	2,976,670
Accumulated distributions in excess of net income	(1,301,726)	(1,363,676)
Accumulated other comprehensive loss	(17,963)	(1,928)
Total shareholders’ equity	1,970,670	1,705,107
Noncontrolling interests	20,467	19,612
Total equity	1,991,137	1,724,719
Total liabilities and equity	$3,493,226	$3,180,260

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2020	2019	2018
Gross revenues:
Rental revenue	$325,811	$320,622	$395,339
Other income	4,637	5,347	1,632
Total gross revenues	330,448	325,969	396,971
Expense applicable to revenues:
Depreciation and amortization	(161,592)	(147,594)	(168,191)
Property operating	(41,914)	(42,018)	(42,675)
General and administrative	(30,371)	(30,785)	(31,662)
Non-operating income	743	2,262	1,859
Interest and amortization expense	(55,201)	(65,095)	(79,880)
Debt satisfaction gains (charges), net	21,452	(4,517)	(2,596)
Impairment charges	(14,460)	(5,329)	(95,813)
Gains on sales of properties	139,039	250,889	252,913
Income before provision for income taxes, equity in earnings (losses) of non-consolidated entities	188,144	283,782	230,926
Provision for income taxes	(1,584)	(1,379)	(1,728)
Equity in earnings (losses) of non-consolidated entities	(169)	2,890	1,708
Net income	186,391	285,293	230,906
Less net income attributable to noncontrolling interests	(3,089)	(5,383)	(3,491)
Net income attributable to Lexington Realty Trust shareholders	183,302	279,910	227,415
Dividends attributable to preferred shares - Series C	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(224)	(395)	(287)
Net income attributable to common shareholders	$176,788	$273,225	$220,838
Net income attributable to common shareholders - per common share basic	$0.66	$1.15	$0.93
Weighted-average common shares outstanding - basic	266,914,843	237,642,048	236,666,375
Net income attributable to common shareholders - per common share diluted	$0.66	$1.15	$0.93
Weighted-average common shares outstanding - diluted	268,182,552	237,934,515	240,810,990
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2020	2019	2018
Net income	$186,391	$285,293	$230,906
Other comprehensive income (loss):
Change in unrealized loss on interest rate swaps, net	(16,035)	(2,004)	(989)
Other comprehensive loss	(16,035)	(2,004)	(989)
Comprehensive income	170,356	283,289	229,917
Comprehensive income attributable to noncontrolling interests	(3,089)	(5,383)	(3,491)
Comprehensive income attributable to Lexington Realty Trust shareholders	$167,267	$277,906	$226,426
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2020

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2019	$1,724,719	1,935,400	$94,016	254,770,719	$25	$2,976,670	$(1,363,676)	$(1,928)	$19,612
Issuance of partnership interest in real estate	1,285	—	—	—	—	—	—	—	1,285
Redemption of noncontrolling OP units for common shares	—	—	—	327,453	—	1,614	—	—	(1,614)
Issuance of common shares and deferred compensation amortization, net	231,699	—	—	23,962,696	3	231,696	—	—	—
Repurchase of common shares	(11,042)	—	—	(1,329,940)		(11,042)	—	—	—
Repurchase of common shares to settle tax obligations	(2,623)	—	—	(576,011)	—	(2,623)	—	—	—
Forfeiture of employee common shares	1	—	—	(2,467)	—	—	1	—	—
Dividends/distributions	(123,258)	—	—	—	—	—	(121,353)	—	(1,905)
Net income	186,391	—	—	—	—	—	183,302	—	3,089
Other comprehensive loss	(16,035)	—	—	—	—	—	—	(16,035)	—
Balance December 31, 2020	$1,991,137	1,935,400	$94,016	277,152,450	$28	$3,196,315	$(1,301,726)	$(17,963)	$20,467
The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
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

LEXINGTON REALTY TRUST AND SUBSIDIARIES
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

LEXINGTON REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2020	2019	2018
Cash flows from operating activities:
Net income	$186,391	$285,293	$230,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,260	150,440	172,088
Gains on sales of properties	(139,039)	(250,889)	(252,913)
Debt satisfaction (gains) charges, net	(21,452)	4,517	2,596
Impairment charges	14,460	5,329	95,813
Straight-line rents	(13,602)	(14,264)	(20,207)
Amortization of right of use assets	3,763	3,645	—
Other non-cash (income) expense, net	6,210	6,060	(3,060)
Equity in (earnings) losses of non-consolidated entities	169	(2,890)	(1,708)
Distributions of accumulated earnings from non-consolidated entities	—	2,571	2,083
Change in accounts payable and other liabilities	2,859	(270)	(129)
Change in rent receivable and prepaid rent, net	80	3,770	(3,942)
Change in accrued interest payable	1,866	3,368	(891)
Other adjustments, net	(4,130)	(4,496)	(2,825)
Net cash provided by operating activities	201,835	192,184	217,811
Cash flows from investing activities:
Investment in real estate, including intangible assets	(611,754)	(662,010)	(315,959)
Investment in real estate under construction	(53,971)	(11,332)	—
Capital expenditures	(17,250)	(17,829)	(15,506)
Net proceeds from sale of properties	192,560	504,118	898,514
Investments in non-consolidated entities, net	(7,528)	(8,018)	(10,206)
Distributions from non-consolidated entities in excess of accumulated earnings	8,055	17,119	3,330
Payments of deferred leasing costs	(4,841)	(8,196)	(4,522)
Change in real estate deposits	379	(817)	(760)
Net cash provided by (used in) investing activities	(494,350)	(186,965)	554,891
Cash flows from financing activities:
Dividends to common and preferred shareholders	(118,384)	(122,843)	(175,537)
Principal amortization payments	(19,441)	(24,259)	(29,666)
Principal payments on debt, excluding normal amortization	—	(89,242)	(14,599)
Proceeds of mortgages and notes payable	—	—	26,350
Term loan payments	—	—	(300,000)
Revolving credit facility borrowings	170,000	110,000	150,000
Revolving credit facility payments	(170,000)	(110,000)	(310,000)
Proceeds from senior notes	396,932	—	—
Repurchase of senior notes	(112,312)	—	—
Payment for early extinguishment of debt	(11,094)	(3,505)	(5)
Payments of deferred financing costs	(3,803)	(5,456)	(690)
Cash distributions to noncontrolling interests	(1,905)	(2,763)	(3,429)
Cash contributions from noncontrolling interests	1,285	867	—
Repurchase of common shares	(11,042)	(3,598)	(47,217)
Issuance of common shares, net of costs and repurchases to settle tax obligations	222,390	197,643	(2,818)
Net cash provided by (used in) financing activities	342,626	(53,156)	(707,611)
Change in cash, cash equivalents and restricted cash	50,111	(47,937)	65,091
Cash, cash equivalents and restricted cash, at beginning of year	129,310	177,247	112,156
Cash, cash equivalents and restricted cash, at end of year	$179,421	$129,310	$177,247
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company

Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland real estate investment trust (“REIT”) that owns a portfolio of equity investments focused on single-tenant industrial properties.
As of December 31, 2020, the Company had equity ownership interests in approximately 130 consolidated properties located in 29 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The Company conducts its operations indirectly through (1) property owner subsidiaries, which are single purpose entities, (2) a wholly-owned TRS, Lexington Realty Advisors, Inc. (“LRA”), and (3) joint ventures. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities. Each property owner subsidiary is a separate legal entity that maintains separate books and records. The assets and credit of each property owner subsidiary with a property subject to a mortgage loan are not available to creditors to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or any other affiliate. Consolidated entities that are not property owner subsidiaries do not directly own any of the assets of a property owner subsidiary (or the general partner, member or managing member of such property owner subsidiary), but merely hold partnership, membership or beneficial interest therein, which interests are subordinate to the claims of such property owner subsidiary's (or its general partner's, member's or managing member's) creditors.
(2)Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Company and its consolidated subsidiaries. The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not the primary beneficiary are accounted for under the equity method of accounting.
The Company is the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. (“LCIF”) and the ATL Fairburn L.P. (“Fairburn JV”) are consolidated and the Company has an approximate 97% and 90% interest, respectively, are VIEs.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of December 31, 2020 and 2019, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the consolidated balance sheets as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Real estate, net	$569,461	$592,372
Total assets	$679,786	$645,623
Mortgages and notes payable, net	$25,600	$82,978
Total liabilities	$40,974	$101,901

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
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
Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) reduced by preferred dividends and amounts allocated to certain non-vested share-based payment awards, if applicable, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and non-vested common shares, unsettled common shares sold in forward sales transactions, OP units and put options of certain convertible securities.
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
Revenue Recognition. The Company recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. The Company evaluates the collectability of its rental payments and recognizes revenue on a cash basis when the Company believes it is no longer probable that it will receive substantially all of the remaining lease payments. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred on the consolidated balance sheets.

Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Prior to January 1, 2018, acquisition and pursuit costs were expensed as incurred and were included in property operating expense in the accompanying consolidated statement of operations. Effective January 1, 2018, the Company's acquisitions are primarily considered asset acquisitions and acquisition costs are now capitalized.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
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

LEXINGTON REALTY TRUST AND SUBSIDIARIES
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
Cost Capitalization. We capitalize interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. In addition, we capitalize operating costs, including real estate taxes, insurance and utilities, that have been allocated to vacant space based on the square footage of the portion of the building not held available for immediate occupancy during the extended lease-up periods after the construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized.
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

LEXINGTON REALTY TRUST AND SUBSIDIARIES
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
Stock Compensation. The Company maintains an equity participation plan. Non-vested share grants generally vest either based upon (1) time, (2) performance and/or (3) market conditions. All share-based payments to employees are recognized in the consolidated statements of operations based on their fair values. The Company has made an accounting policy election to account for share-based award forfeitures in compensation costs when they occur.
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
Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow by lender and operating cash reserves held in escrow for one property.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2020, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
Segment Reporting. The Company operates generally in one industry segment, single-tenant real estate assets.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year's presentation. Upon adoption of ASC 842, the Company reclassified certain amounts on the consolidated statements of operations, primarily the reclassification of tenant reimbursements to rental revenue. As a result, rental revenue increased in 2018 by $30,608 for the reclassification of tenant reimbursements to conform with the 2019 presentation of rental revenue.
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

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
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
During 2020, the Company had no lease modifications that qualified for relief under Lease Modification Q&A. The Lease Modification Q&A's future impact on the Company's consolidated financial statements is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

(3)Earnings Per Share
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2020:

	2020	2019	2018
BASIC
Net income attributable to common shareholders	$176,788	$273,225	$220,838
Weighted-average number of common shares outstanding	266,914,843	237,642,048	236,666,375
Net income attributable to common shareholders - per common share basic	$0.66	$1.15	$0.93

DILUTED:
Net income attributable to common shareholders - basic	$176,788	$273,225	$220,838
Impact of assumed conversions	—	—	2,528
Net income attributable to common shareholders	$176,788	$273,225	$223,366

Weighted-average common shares outstanding - basic	266,914,843	237,642,048	236,666,375
Effect of dilutive securities:
Unvested share-based payment awards and options	1,267,709	292,467	528,495
Operating Partnership Units	—	—	3,616,120
Weighted-average common shares outstanding - diluted	268,182,552	237,934,515	240,810,990

Net income attributable to common shareholders - per common share diluted	$0.66	$1.15	$0.93
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(4)Investments in Real Estate
The Company's real estate, net, consists of the following at December 31, 2020 and 2019:

	2020	2019
Real estate, at cost:
Buildings and building improvements	$3,144,176	$2,962,982
Land, land estates and land improvements	367,272	355,697
Construction in progress	3,116	1,895
Real estate intangibles:
In-place lease values	357,640	339,154
Tenant relationships	33,327	42,396
Above-market leases	18,326	28,206
Investments in real estate under construction	75,906	13,313
	3,999,763	3,743,643
Accumulated depreciation and amortization(1)	(884,465)	(887,629)
Real estate, net	$3,115,298	$2,856,014
(1)    Includes accumulated amortization of real estate intangible assets of $199,997 and $212,033 in 2020 and 2019, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $32,240 in 2021, $30,559 in 2022, $29,560 in 2023, $23,801 in 2024 and $19,802 in 2025.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $16,531 and $19,090, respectively, as of December 31, 2020 and 2019. The estimated accretion for the next five years is $2,201 in 2021, $1,931 in 2022, $1,931 in 2023, $1,931 in 2024 and $1,865 in 2025.
The Company completed the following acquisitions during 2020 and 2019:
2020:

Property Type	Market	Acquisition Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Industrial	Chicago, IL	January 2020	$53,642	11/2029	$3,681	$45,817	$4,144
Industrial	Phoenix, AZ	January 2020	19,164	12/2025	1,614	16,222	1,328
Industrial	Chicago, IL	January 2020	39,153	12/2029	1,788	34,301	3,064
Industrial	Dallas, TX	February 2020	83,495	08/2029	4,500	71,635	7,360
Industrial	Savannah, GA	April 2020	34,753	07/2027	1,689	30,346	2,718
Industrial	Dallas, TX	May 2020	10,731	06/2030	1,308	8,466	957
Industrial	Savannah, GA	June 2020	30,448	06/2025	2,560	25,697	2,191
Industrial	Savannah, GA	June 2020	9,130	08/2025	1,070	7,448	612
Industrial	Houston, TX	June 2020	20,949	04/2025	2,202	17,101	1,646
Industrial	Ocala, FL	June 2020	58,283	08/2030	4,113	49,904	4,266
Industrial	DC/Baltimore, MD	September 2020	29,143	11/2024	2,818	24,423	1,902
Industrial	Savannah, GA	September 2020	40,908	07/2026	3,775	34,322	2,811
Industrial	Phoenix, AZ	November 2020	87,820	03/2033	10,733	69,491	7,596
Industrial	Dallas, TX	December 2020	44,030	10/2024	3,938	37,185	2,907
Industrial	Greenville/Spartanburg, SC	December 2020	18,595	02/2031	1,186	15,814	1,595
Industrial	Dallas, TX	December 2020	31,556	01/2030	3,847	25,038	2,671
			$611,800		$50,822	$513,210	$47,768

Weighted-average life of intangible assets (years)							8.7

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
2019:

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

As of December 31, 2020, the Company's Investments in real estate under construction consisted of two consolidated development projects and one build-to-suit development project. As of December 31, 2020, the Company's aggregate investment in the development arrangements was $75,906, which included capitalized interest of $1,053 for the year ended December 31, 2020 and is presented as investments in real estate under construction in the accompanying consolidated balance sheets. As of December 31, 2019, capitalized interest for the development arrangements was nominal.
As of December 31, 2020, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	Market	Property Type	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 12/31/2020	Amount Funded as of 12/31/2020	Estimated Completion Date	% Leased as of 12/31/2020	Approximate Lease Term (Years)
KeHE Distributors, BTS (100%)	Phoenix, AZ	Industrial	468,182	$72,000	$19,609	$17,766	3Q 2021	100%	15
Fairburn JV (90%)(1)	Atlanta, GA	Industrial	910,000	53,812	39,824	33,195	1Q 2021	0%	TBD
Rickenbacker (100%)	Columbus, OH	Industrial	320,190	20,300	16,473	12,225	2Q 2021	100%	3
				$146,112	$75,906	$63,186

(1)    Estimated project cost excludes potential developer partner promote.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(5)Dispositions and Impairment

For the years ended December 31, 2020, 2019 and 2018, the Company disposed of its interests in various properties for an aggregate gross disposition price of $432,843, $504,118 and $898,514, respectively, which resulted in gains on sales of $139,039, $250,889 and $252,913, respectively, including, in 2018, the disposition of 21 office assets to a newly-formed joint venture, NNN Office JV L.P. (“NNN JV”), with an unaffiliated third-party. See note 7.

Included in the 2020 dispositions are three properties which were conveyed to the lenders in forgiveness of the mortgage loan encumbering each property. The balances of the non-recourse mortgage loans were in excess of the value of the property collateral, resulting in aggregate debt satisfaction gains, net of $34,450. For the years ended December 31, 2020, 2019 and 2018, the Company recognized net debt satisfaction charges relating to properties sold of $2,879, $4,415 and $1,698, respectively.

The Company had two properties classified as held for sale at December 31, 2020 and no properties classified as held for sale at December 31, 2019. Assets and liabilities of the held for sale properties as of December 31, 2020 consisted of the following:

December 31, 2020
Assets:
Real estate, at cost	$32,629
Real estate, intangible assets	7,941
Accumulated depreciation and amortization	(24,312)
Rent receivable - deferred	79
Other	193
$16,530
Liabilities:
Other	$790
$790
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered.
During 2020, 2019 and 2018, the Company recognized aggregate impairment charges on real estate properties of $14,460, $5,329 and $95,813, respectively. During 2020, the aggregate impairment charges were recognized on four properties that were primarily impaired due to a reduction in the anticipated holding period for those properties. During 2019, aggregate impairment charges of $2,106 were recognized on two vacant retail properties, which were sold in 2019, and a held for use impairment of $2,974 was recognized on an office property due to a reduction of the anticipated holding period and leasing prospects. During 2018, $36,620 of the impairment charges of $95,813 were recognized on properties held at December 31, 2018, including an aggregate of $23,496 impairment charges recognized on two of the Company's office assets due to a reduction in the anticipated holding period and leasing prospects.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(6)Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(17,963)	$—	$(17,963)	$—
Impaired real estate assets (1)	$21,141	$—	$2,480	$18,661
(1)    Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date. $2,480 was based on an observable contract thus Level 2. The Company measured $18,661 of these fair values based on discounted cash flow analysis, using a hold period of ten years, a discount rate of 9.0% and residual capitalization rates ranging from 8.0% to 9.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.

		Fair Value Measurements Using
Description	2019	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(1,928)	$—	$(1,928)	$—
Impaired real estate assets (1)	$4,846	$—	$—	$4,846
(1)    Represents a non-recurring fair value measurement. The fair value is calculated as of the date of impairment.
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2020 and 2019, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,341,242	$1,368,151	$1,311,977	$1,276,589

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

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(7)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		December 31, 2020	December 31, 2020	December 31, 2019
NNN JV	(1)	20%	$31,615	$39,288
Etna Park 70 LLC	(2)	90%	12,514	8,352
Etna Park 70 East LLC	(3)	90%	7,484	4,310
BSH Lessee L.P.	(4)	25%	4,851	5,218
			$56,464	$57,168
(1)    NNN JV is a joint venture formed in 2018 and owns office properties formerly owned by the Company.
(2)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. The Company determined that it is not the primary beneficiary.
(3) Joint venture formed in 2019 with a developer entity to acquire a parcel of land. The Company determined that it is not the primary beneficiary.
(4)    A joint venture investment, which owns a single-tenant, net-leased asset.
During 2020, NNN JV sold two assets and the Company recognized aggregate gains on the transactions of $557 within equity in earnings (losses) of non-consolidated entities within its consolidated statement of operations. In conjunction with these property sales, NNN JV received aggregate net proceeds of $8,504 after the satisfaction of an aggregate of $40,800 of its non-recourse mortgage indebtedness. The NNN JV distributed $1,701 of the net proceeds to the Company as a result of the property sales.
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
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $3,028, $3,596 and $1,443 for the years ended December 31, 2020, 2019 and 2018.
(8)Mortgages and Notes Payable
The Company had the following mortgages and notes payable outstanding as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Mortgages and notes payable	$138,412	$393,872
Unamortized debt issuance costs	(1,883)	(3,600)
	$136,529	$390,272
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 6.3% and 3.5% to 6.5% at December 31, 2020 and 2019, respectively, and all mortgages and notes payable mature between 2021 and 2032, as of December 31, 2020. The weighted-average interest rate at December 31, 2020 and 2019 was approximately 4.5%.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of December 31, 2020, are as follows:

	Maturity Date	Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(2)	January 2025	LIBOR + 1.00%
(1)     Maturity date of the revolving credit facility can be extended to February 2024 at the Company's option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At December 31, 2020, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2) The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum. The aggregate unamortized debt issuance costs for the term loan was $2,057 and $2,561 as of December 31, 2020 and 2019, respectively.

The unsecured revolving credit facility and the unsecured term loan are subject to financial covenants, which the Company was in compliance with at December 31, 2020.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.
Scheduled principal and balloon payments for mortgages, notes payable and term loan for the next five years and thereafter are as follows:

Year ending December 31,	Total
2021	$24,119
2022	12,224
2023	13,267
2024	6,431
2025	306,576
Thereafter	75,795
438,412
Unamortized debt issuance costs	(3,940)
$434,472

Included in the consolidated statements of operations, the Company recognized debt satisfaction charges, net, of $9 and $898 for the years ended December 31, 2019 and 2018, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $1,745, $410 and $15 in interest for the years ended 2020, 2019 and 2018, respectively.

(9)Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2020 and 2019:

Issue Date	December 31, 2020	December 31, 2019	Interest Rate	Maturity Date	Issue Price
August 2020	$400,000	$—	2.70%	September 2030	99.233%
May 2014	198,932	250,000	4.40%	June 2024	99.883%
June 2013	188,756	250,000	4.25%	June 2023	99.026%
	787,688	500,000
Unamortized debt discount	(3,491)	(963)
Unamortized debt issuance cost	(4,922)	(2,167)
	$779,275	$496,870
Each series of the Senior Notes is unsecured and pays interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a make-whole premium.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
In August 2020, the Company issued $400,000 aggregate principal amount of 2.70% Senior Notes due 2030 ("2030 Senior Notes") at an issuance price of 99.233% of the principal amount. The Company issued the 2030 Senior Notes at an initial discount of $3,068 which is being recognized as additional interest expense over the term of the 2030 Senior Notes.
During the third quarter of 2020, the Company used a portion of the net proceeds from the offering of the 2030 Senior Notes to repurchase $61,244 and $51,068 aggregate principal balance of its outstanding 4.25% senior notes due 2023 and 4.40% senior notes due 2024, respectively, through a tender offer. The tender offer consideration included $9,531 in prepayment costs and fees and $1,024 of accrued interest. The Company recognized a $10,119 debt satisfaction charge related to the aggregate repurchases, which included a write-off of the proportionate amount of unamortized discount and debt issuance costs related to the 2023 and 2024 senior notes.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bore interest at a fixed rate of 6.804% through April 2017 and thereafter bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at December 31, 2020 was 1.914%. As of December 31, 2020 and 2019, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,625 and $1,724, respectively, of unamortized debt issuance costs.

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2021	$—
2022	—
2023	188,756
2024	198,932
2025	—
Thereafter	529,120
916,808
Unamortized debt discounts	(3,491)
Unamortized debt issuance costs	(6,547)
$906,770

(10)Derivatives and Hedging Activities

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

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. For 2018, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during 2020 and 2019.

During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months, the Company estimates that an additional $4,848 will be reclassified as an increase to interest expense if the swaps remain outstanding.

As of December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019.

	As of December 31, 2020		As of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Liability	Other liabilities	$(17,963)	Other liabilities	$(1,928)

The table below present the effect of the Company's derivative financial instruments on the consolidated statements of operations for 2020 and 2019:

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative December 31,		Location of Income (Loss) Reclassified from Accumulated OCI into Income	Amount of (Income) Loss Reclassified from Accumulated OCI into Income December 31,
Hedging Relationships	2020	2019		2020	2019
Interest Rate Swap	$(19,422)	$(1,625)	Interest expense	$3,387	$(379)

Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded was $55,201 and $65,095 for 2020 and 2019, respectively.

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2020, the Company had not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
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
Certain leases allow for the tenant to renew the lease term upon expiration or earlier. Periods covered by a renewal option are included within the lease term only when renewals are deemed to be reasonably certain. Certain leases allow for the tenant to terminate the lease before the expiration of the lease term and certain leases provide the tenant with the right to purchase the leased property at fair market value or a stipulated price upon expiration of the lease term or before.
Accounting guidance under Topic 842 requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease and determining the lease term when the contract has renewal, purchase or early termination provisions.
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectable, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. In February 2020, the Company wrote off a deferred rent receivable balance of $615 as a reduction of rental revenue related to a tenant that dissolved and surrendered its leased premises in an industrial property located in the Columbus, Ohio market. During 2019, rental revenue was reduced by an aggregate of $352 for accounts receivable deemed uncollectable.
Certain tenants have been experiencing financial difficulties as a result of the COVID-19 pandemic. During 2020, the Company wrote off or reserved aggregate deferred rent receivable balances of $1,383, as a reduction of rental revenue, related to certain tenants as the deferred rent receivable balances were deemed uncollectable. In addition, in 2020, the Company also wrote off or reserved an aggregate of $389 accounts receivable relating to certain tenants suffering from the current economic conditions.
The Company determined that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its consolidated statements of operations. The primary non-lease service that is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of December 31, 2020 and 2019, the Company incurred $67 and $191, respectively, of costs that were not incremental to the execution of leases, which are included in property operating expenses in its consolidated statements of operations.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following table presents the Company’s classification of rental revenue for its operating leases for the year ended December 31, 2020 and 2019:

Classification	December 31, 2020	December 31, 2019
Fixed	$293,457	$291,892
Variable(1)	32,354	28,730
Total	$325,811	$320,622
(1)    Primarily comprised of tenant reimbursements.
Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of December 31, 2020 were as     follows:

Year ending December 31,	Total
2021	$272,621
2022	261,498
2023	262,632
2024	230,083
2025	202,362
Thereafter	1,102,089
Total	$2,331,285
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
Lessee
The Company has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of December 31, 2020. The leases have remaining lease terms of up to 42 years, some of which include options to extend the leases in 5 to 10-year increments for up to 52 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LEXINGTON REALTY TRUST AND SUBSIDIARIES
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
Supplemental information related to operating leases as of December 31, 2020 and 2019 is as follows:

	The Year Ended
	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases (years)	11.7	12.3
Weighted-average discount rate
Operating leases	4.1%	4.1%
The components of lease expense for the year ended December 31, 2020 and 2019 were as follows:

Income Statement Classification	Fixed	Variable	Total
2020:
Property operating	$3,969	$2	$3,971
General and administrative	$1,348	105	1,453
Total	$5,317	$107	$5,424

2019:
Property operating	$3,982	$—	$3,982
General and administrative	1,343	112	1,455
Total	$5,325	$112	$5,437
The Company recognized sublease income of $3,756 and $3,764 in 2020 and 2019, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of December 31, 2020:

Operating Leases
2021	$4,843
2022	4,854
2023	4,999
2024	5,021
2025	5,021
Thereafter	17,472
Total lease payments	$42,210
Less: Imputed interest	(9,695)
Present value of lease liabilities	$32,515
The Company leases its corporate headquarters. The lease expires in March 2026. The Company is responsible for its proportionate share of operating expenses and real estate taxes above a base year. In addition, the Company leases office space for its regional office. The minimum rent payments for the Company's offices are $1,325 for 2021, $1,335 for 2022, $1,304 for 2023, $1,304 for 2024 and $1,304 for 2025 and $326 thereafter, which are included in the table above. Rent expense for 2020, 2019 and 2018 was $1,305, $1,312 and $1,274, respectively.
Rent expense for the leasehold interests was $597 in 2018.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(12)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2020, 2019 and 2018, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.
(13)Equity
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares. The following table summarizes common share issuances under the ATM program for the years ended December 31, 2020 and 2019, respectively:

	Year ended December 31, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	5,950,882	$60,977

	Year ended December 31, 2019
	Shares Sold	Net Proceeds
2019 ATM Issuances	9,668,748	$102,299

During 2018, the Company did not issue common shares under its ATM Program.

Under the ATM program, the Company may also enter into forward sales agreements. The Company entered into forward sales transactions for the sale of 4,990,717 common shares during the year ended December 31, 2020 that have not yet been settled. Subject to the Company's right to elect cash or net share settlement, the Company expects to settle the forward sales transactions by the maturity dates in 2021. The shares had an aggregate settlement price of $55,120 at December 31, 2020, which is subject to adjustment in accordance with the forward sales contracts. The Company did not enter into forward sales contracts in 2019 or 2018.

As of December 31, 2020, common shares with an aggregate value of $177,212 remain available for issuance under the ATM program.

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

Stock Based Compensation. In addition, during the years ended December 31, 2020, 2019 and 2018, the Company issued 756,380, 896,807 and 965,932 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria (see note 14).

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Share Repurchase Program. In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 in 2018. This share repurchase program has no expiration date. During the years ended December 31, 2020, 2019 and 2018, the Company repurchased and retired 1,329,940, 441,581 and 5,851,252 common shares, respectively, at an average price of $8.28, $8.13 and $8.05, respectively, per common share under the share repurchase program. As of December 31, 2020, 8,976,315 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of December 31, 2020.

A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Twelve months ended December 31,
	2020	2019
Balance at beginning of period	$(1,928)	$76
Other comprehensive income (loss) before reclassifications	(19,422)	(1,625)
Amounts of income reclassified from accumulated other comprehensive income (loss) to interest expense	3,387	(379)
Balance at end of period	$(17,963)	$(1,928)

Noncontrolling Interests:

In conjunction with several of the Company's acquisitions in prior years, sellers were issued limited partner interests in LCIF (“OP units”) OP units as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable for common shares at certain times, at the option of the holders, and are generally not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities as defined by GAAP. Each OP unit is currently redeemable for approximately 1.13 common shares, subject to future adjustments.

During 2020, 2019 and 2018, 327,453, 391,993 and 53,388 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $1,614, $1,655 and $189, respectively.

As of December 31, 2020, there were approximately 2,538,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2020	2019	2018
Net income attributable to Lexington Realty Trust shareholders	$183,302	$279,910	$227,415
Transfers (to) from noncontrolling interests:
Decrease in additional paid-in-capital for reallocation of noncontrolling interests	—	(973)	—
Increase in additional paid-in-capital for redemption of noncontrolling OP units	1,614	1,655	189
Change from net income attributable to shareholders and transfers from noncontrolling interests	$184,916	$280,592	$227,604

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(14)Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. No common share options were issued in 2020, 2019 and 2018. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vested 20% annually on each December 31, 2011 through 2015 and (2) terminated on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vested 20% annually on each December 31, 2010 through 2014 and (2) terminated on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) was $8.00 or higher and vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE was $10.00 or higher, and (2) terminated on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options were exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

The Company recognized compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. All deferred compensation costs relating to the outstanding options were fully amortized by December 31, 2015. The intrinsic value of an option is the amount by which the market value of the underlying common share at the date the option is exercised exceeds the exercise price of the option. The total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 were $106, $271 and $26, respectively.
Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2018	118,400	$7.44
Exercised	(84,400)	7.24
Balance at December 31, 2019	34,000	7.95
Exercised	(34,000)	7.95
Balance at December 31, 2020	—	$—
Non-vested share activity for the years ended December 31, 2020 and 2019, is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance at December 31, 2018	3,455,077	$7.34
Granted	829,581	5.97
Vested	(151,447)	5.06
Forfeited	(1,191,799)	6.76
Balance at December 31, 2019	2,941,412	7.30
Granted	709,250	7.77
Vested	(613,504)	8.80
Forfeited	(332,429)	5.30
Balance at December 31, 2020	2,704,729	$7.27

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
During 2020 and 2019, the Company granted common shares to certain employees and trustees as follows:

	2020	2019
Performance Shares(1)
Shares issued:
Index	232,993	276,063
Peer	232,987	276,058

Grant date fair value per share:(2)
Index	$6.59	$5.05
Peer	$5.97	$4.67

Non-Vested Common Shares:(3)
Shares issued	243,270	277,460
Grant date fair value	$2,581	$2,270
(1)     The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During 2020, 122,779 of the 452,737 performance shares issued in 2017 vested. During 2019, 713,044 of the 808,929 performance shares issued in 2016 vested.
(2)    The fair value of grants was determined at the grant date using a Monte Carlo simulation model.
(3)    The shares vest ratably over a three-year service period.

In addition, during 2020, 2019 and 2018, the Company issued 47,130, 67,226, and 66,318, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $500, $595, and $599, respectively.

As of December 31, 2020, of the remaining 2,704,729 non-vested shares, 1,024,584 are subject to time-based vesting and 1,680,145 are subject to performance-based vesting. At December 31, 2020, there are 2,359,683 awards available for grant. The Company has $6,122 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 1.6 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2020 and 2019, there were 130,863 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $393, $403 and $397 of contributions are applicable to 2020, 2019 and 2018, respectively.
During 2020, 2019 and 2018, the Company recognized $6,185, $5,831 and $6,302, respectively, in expense relating to scheduled vesting of common share grants.

(15)    Related Party Transactions
There were no related party transactions other than those disclosed elsewhere in this Annual Report and the consolidated financial statements.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
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
The Company's provision for income taxes for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	2020	2019	2018
Current:
Federal	$(173)	$(70)	$(60)
State and local	(1,411)	(1,309)	(1,668)
	$(1,584)	$(1,379)	$(1,728)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2020	2019	2018
Federal provision at statutory tax rate (21%)	$(195)	$(73)	$(65)
State and local taxes, net of federal benefit	(77)	(10)	(11)
Other	(1,312)	(1,296)	(1,652)
	$(1,584)	$(1,379)	$(1,728)

For the years ended December 31, 2020, 2019 and 2018, the “other” amount is comprised primarily of state franchise taxes of $1,314, $1,289 and $1,679, respectively.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2020, is as follows:

	2020	2019	2018
Total dividends per share	$0.420	$0.485	$0.710
Ordinary income	95.10%	61.07%	87.89%
Qualifying dividend	0.60%	0.22%	0.14%
Capital gain	—	—	—
Return of capital	4.30%	38.71%	11.97%
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2020, is as follows:

	2020	2019	2018
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	99.38%	99.64%	99.84%
Qualifying dividend	0.62%	0.36%	0.16
Capital gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
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
The Company had five development projects as of December 31, 2020, which are described in "Properties" in Part I, Item 2 of this Annual Report. The Company has committed to develop three consolidated development projects and expects to incur approximately $75,985 in 2021 to substantially complete construction of the projects. The remaining two development projects are owned by non-consolidated joint ventures. Due to the early stage of development of each project and the uncertainty of construction schedules at such stage, the Company is unable to estimate the timing of the required fundings for the non-consolidated development projects.
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
As of December 31, 2020, the Company maintained an executive severance policy and entered into related agreements with certain of its executive officers whereby the Company's executives are entitled to severance benefits upon certain events.
(18)    Supplemental Disclosure of Statement of Cash Flow Information

	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$122,666	$168,750	$107,762
Restricted cash at beginning of period	6,644	8,497	4,394
Cash, cash equivalents and restricted cash at beginning of period	$129,310	$177,247	$112,156

Cash and cash equivalents at end of period	$178,795	$122,666	$168,750
Restricted cash at end of period	626	6,644	8,497
Cash, cash equivalents and restricted cash at end of period	$179,421	$129,310	$177,247
In addition to disclosures discussed elsewhere, during 2020, 2019 and 2018, the Company paid $52,059, $59,018 and $76,562, respectively, for interest and $1,748, $1,482 and $2,025, respectively, for income taxes.
As a result of the foreclosure of three office properties located in South Carolina, Kansas and Florida, during 2020, there was an aggregate non-cash charge of $57,356 and $28,078 in mortgages and notes payable, net, and real estate, net, respectively.
In 2020, the Company sold its interest in a property, which included the assumption by the buyer of the related non-recourse mortgage debt of $178,662.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
During 2020, the Company exercised extension options on two ground leases related to parcels of land located in Owensboro, Kentucky and Orlando, Florida. The extensions of the ground lease terms resulted in an aggregate non-cash increase of $719 to the related operating lease liabilities and right of use assets.

During 2019, the Company assumed a $41,877 non-recourse mortgage debt upon the acquisition of a property. In addition, in 2019, the Company sold its interest in a property, which included the assumption by the buyer of the related non-recourse mortgage debt of $110,000.
(19)    Unaudited Quarterly Financial Data

	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Total gross revenues	$80,827	$81,792	$84,514	$83,315
Net income	$18,420	$19,131	$43,618	$105,222
Net income attributable to common shareholders	$16,536	$17,254	$40,285	$102,712
Net income attributable to common shareholders - basic per share	$0.07	$0.07	$0.15	$0.37
Net income attributable to common shareholders - diluted per share	$0.06	$0.06	$0.15	$0.37

	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Total gross revenues	$81,248	$80,135	$81,550	$83,036
Net income	$28,280	$23,769	$147,821	$85,423
Net income attributable to common shareholders	$26,405	$21,721	$141,560	$83,574
Net income attributable to common shareholders - basic per share	$0.11	$0.09	$0.60	$0.34
Net income attributable to common shareholders - diluted per share	$0.11	$0.09	$0.59	$0.33
The sum of the quarterly net income attributable to common shareholders and per common share amounts may not equal the full year amounts primarily because the computations of amounts allocated to participating securities and the weighted-average number of common shares of the Company outstanding for each quarter and the full year are made independently.
(20)    Subsequent Events
Subsequent to December 31, 2020 and in addition to disclosures elsewhere in the financial statements, the Company:
–    acquired three industrial properties for an aggregate cost of approximately $50,800; and
–    disposed of two office properties for an aggregate gross disposition price of approximately $20,200.

LEXINGTON REALTY TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
INDUSTRIAL PROPERTIES
Single-tenant
Industrial	Anniston, AL	$—	$1,201	$16,771	$17,972	$4,738	Dec-14
Industrial	Opelika, AL	—	142	31,734	31,876	4,608	Jul-17	2017
Industrial	Chandler, AZ	—	10,733	69,491	80,224	538	Nov-20
Industrial	Goodyear, AZ	—	5,247	36,115	41,362	3,438	Nov-18
Industrial	Goodyear, AZ	41,877	11,970	48,925	60,895	2,384	Nov-19
Industrial	Goodyear, AZ	—	1,614	16,222	17,836	658	Jan-20
Industrial	Tolleson, AZ	—	3,311	16,013	19,324	883	Oct-19
Industrial	Ocala, FL	—	4,113	49,936	54,049	1,093	Jun-20
Industrial	Orlando, FL	—	1,030	10,869	11,899	4,290	Dec-06
Industrial	Tampa, FL	—	2,160	9,125	11,285	7,342	Jul-88
Industrial	Austell, GA	—	3,251	48,459	51,710	3,238	Jun-19
Industrial	McDonough, GA	—	5,441	52,790	58,231	7,485	Aug-17
Industrial	McDonough, GA	—	3,253	30,956	34,209	2,587	Feb-19
Industrial	Pooler, GA	—	1,690	30,346	32,036	999	Apr-20
Industrial	Savannah, GA	—	2,560	25,717	28,277	645	Jun-20
Industrial	Savannah, GA	—	1,070	7,458	8,528	187	Jun-20
Industrial	Union City, GA	—	2,536	22,830	25,366	1,512	Jun-19
Industrial	McDonough, GA	—	2,463	24,811	27,274	9,085	Dec-06
Industrial	Savannah, GA	—	3,775	34,325	38,100	379	Sep-20
Industrial	Edwardsville, IL	—	4,593	34,362	38,955	5,697	Dec-16
Industrial	Edwardsville, IL	—	3,649	41,310	44,959	4,660	Jun-18
Industrial	Minooka, IL	—	1,788	34,301	36,089	1,314	Jan-20
Industrial	Minooka, IL	—	3,432	40,949	44,381	1,775	Dec-19
Industrial	Minooka, IL	—	3,681	45,817	49,498	1,936	Jan-20
Industrial	Rantoul, IL	—	1,304	32,562	33,866	6,263	Jan-14	2014
Industrial	Rockford, IL	—	371	2,647	3,018	1,021	Dec-06
Industrial	Rockford, IL	—	509	5,921	6,430	2,077	Dec-06
Industrial	Romeoville, IL	—	7,524	40,167	47,691	6,778	Dec-16
Industrial	Lafayette, IN	—	662	15,578	16,240	2,600	Oct-17
Industrial	Lebanon, IN	—	2,100	29,907	32,007	4,747	Feb-17
Industrial	Whitestown, IN	—	1,954	16,821	18,775	1,437	Jan-19
Industrial	New Century, KS	—	—	13,330	13,330	2,286	Feb-17
Industrial	Dry Ridge, KY	—	568	12,553	13,121	6,761	Jun-05
Industrial	Elizabethtown, KY	—	890	26,868	27,758	14,472	Jun-05
Industrial	Elizabethtown, KY	—	352	4,862	5,214	2,619	Jun-05
Industrial	Hopkinsville, KY	—	631	16,154	16,785	9,283	Jun-05
Industrial	Owensboro, KY	—	393	11,956	12,349	7,468	Jun-05
Industrial	Owensboro, KY	—	819	2,439	3,258	1,247	Dec-06
Industrial	Shreveport, LA	—	1,078	10,134	11,212	3,121	Jun-12	2012
Industrial	Shreveport, LA	—	860	21,840	22,700	7,531	Mar-07
Industrial	North Berwick, ME	—	1,383	35,659	37,042	12,526	Dec-06
Industrial	Detroit, MI	—	1,133	25,009	26,142	6,504	Jan-16
Industrial	Kalamazoo, MI	—	958	4,725	5,683	80	Sep-12
Industrial	Marshall, MI	—	143	4,302	4,445	3,658	Sep-12
Industrial	Plymouth, MI	—	2,296	15,772	18,068	7,325	Jun-07
Industrial	Romulus, MI	—	2,438	33,786	36,224	5,615	Nov-17
Industrial	Warren, MI	25,850	972	42,521	43,493	5,628	Nov-17
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	499	Sep-12
Industrial	Byhalia, MS	—	1,006	35,795	36,801	8,460	May-11	2011
Industrial	Byhalia, MS	—	1,751	31,236	32,987	5,913	Sep-17
Industrial	Canton, MS	—	5,077	71,289	76,366	19,856	Mar-15
Industrial	Olive Branch, MS	—	2,500	42,556	45,056	5,393	Apr-18
Industrial	Olive Branch, MS	—	1,958	38,702	40,660	4,920	Apr-18
Industrial	Olive Branch, MS	—	2,646	40,446	43,092	2,756	May-19
Industrial	Olive Branch, MS	—	851	15,464	16,315	1,041	May-19

LEXINGTON REALTY TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Industrial	Henderson, NC	—	1,488	7,185	8,673	2,846	Nov-01
Industrial	Lumberton, NC	—	405	12,049	12,454	5,426	Dec-06
Industrial	Shelby, NC	—	1,421	18,862	20,283	6,713	Jun-11	2011
Industrial	Durham, NH	—	2,426	6,982	9,408	—	Jun-07
Industrial	North Las Vegas, NV	—	3,244	21,732	24,976	4,214	Jul-13	2014
Industrial	Erwin, NY	—	1,648	12,514	14,162	4,021	Sep-12
Industrial	Long Island City, NY	32,779	—	42,759	42,759	22,280	Mar-13	2013
Industrial	Cincinnati, OH	—	1,049	8,784	9,833	3,655	Dec-06
Industrial	Columbus, OH	—	1,990	12,451	14,441	4,904	Dec-06
Industrial	Glenwillow, OH	—	2,228	24,530	26,758	8,971	Dec-06
Industrial	Hebron, OH	—	1,063	4,947	6,010	2,383	Dec-97
Industrial	Hebron, OH	—	1,681	8,179	9,860	4,119	Dec-01
Industrial	Morone, OH	—	544	12,370	12,914	706	Sep-19
Industrial	Morone, OH	—	3,123	60,702	63,825	3,612	Sep-19
Industrial	Morone, OH	—	3,950	88,422	92,372	5,067	Sep-19
Industrial	Streetsboro, OH	—	2,441	25,282	27,723	11,198	Jun-07
Industrial	Wilsonville, OR	—	6,815	32,424	39,239	6,025	Sep-16
Industrial	Bristol, PA	—	2,508	15,863	18,371	8,802	Mar-98
Industrial	Chester, SC	4,913	1,629	8,470	10,099	2,578	Sep-12
Industrial	Duncan, SC	—	1,406	14,272	15,678	775	Oct-19
Industrial	Duncan, SC	—	1,257	13,252	14,509	722	Oct-19
Industrial	Duncan, SC	—	1,615	27,830	29,445	2,052	Apr-19
Industrial	Duncan, SC	—	884	8,755	9,639	3,042	Jun-07
Industrial	Greer, SC	—	6,959	78,405	85,364	3,331	Dec-19
Industrial	Laurens, SC	—	5,552	21,908	27,460	9,002	Jun-07
Industrial	Spartanburg,SC	—	1,447	23,758	25,205	2,987	Aug-18
Industrial	Spartanburg, SC	—	1,186	15,814	17,000	—	Dec-20
Industrial	Cleveland, TN	—	1,871	29,743	31,614	4,759	May-17
Industrial	Crossville, TN	—	545	6,999	7,544	5,277	Jan-06
Industrial	Franklin, TN	—	—	5,673	5,673	3,980	Sep-12
Industrial	Jackson, TN	—	1,454	49,031	50,485	6,823	Sep-17
Industrial	Lewisburg, TN	—	173	10,865	11,038	2,262	May-14
Industrial	Millington, TN	—	723	19,383	20,106	14,810	Apr-05
Industrial	Smyrna, TN	—	1,793	93,940	95,733	13,400	Sep-17
Industrial	Arlington, TX	—	589	7,739	8,328	2,193	Sep-12
Industrial	Brookshire, TX	—	2,388	16,614	19,002	4,401	Mar-15
Industrial	Carrollton, TX	—	3,228	15,784	19,012	2,309	Sep-18
Industrial	Dallas, TX	—	2,420	23,330	25,750	1,642	Apr-19
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	2,730	Jun-17
Industrial	Houston, TX	—	4,674	19,540	24,214	11,599	Mar-15
Industrial	Houston, TX	—	15,055	57,949	73,004	13,979	Mar-13
Industrial	Hutchins, TX	—	1,307	8,466	9,773	220	May-20
Industrial	Lancaster, TX	—	3,847	25,038	28,885	—	Dec-20
Industrial	Missouri City, TX	—	14,555	5,895	20,450	5,895	Apr-12
Industrial	Northlake, TX	—	4,500	71,636	76,136	2,552	Feb-20
Industrial	Northlake, TX	—	3,938	37,185	41,123	139	Dec-20
Industrial	Pasadena, TX	—	2,202	17,096	19,298	368	Jun-20
Industrial	Pasadena, TX	—	4,057	17,810	21,867	1,899	Aug-18
Industrial	San Antonio, TX	—	1,311	36,644	37,955	5,517	Jun-17
Industrial	Chester, VA	—	8,544	53,067	61,611	5,488	Dec-18
Industrial	Winchester, VA	—	1,988	32,536	34,524	4,176	Dec-17
Industrial	Winchester, VA	—	3,823	12,276	16,099	4,918	Jun-07
Industrial	Winchester, VA	—	2,818	24,423	27,241	357	Sep-20
Industrial	Bingen, WA	—	—	18,075	18,075	6,132	May-14	2014
Multi-tenant/vacant
Industrial	Statesville, NC	—	891	16,771	17,662	6,545	Dec-06
Industrial	Chillicothe, OH	—	735	10,939	11,674	3,911	Oct-11

LEXINGTON REALTY TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Industrial	Antioch, TN	—	3,847	12,659	16,506	4,575	May-07
OFFICE PROPERTIES
Single-tenant
Office	Tucson, AZ	—	681	4,037	4,718	1,427	Sep-12
Office	Palo Alto, CA	20,176	12,398	16,977	29,375	25,642	Dec-06
Office	McDonough, GA	—	693	6,405	7,098	1,942	Sep-12
Office	Wall, NJ	1,867	8,985	26,961	35,946	17,824	Jan-04
Office	Whippany, NJ	10,950	4,063	19,711	23,774	11,449	Nov-06
Office	Philadelphia, PA	—	13,209	66,071	79,280	45,920	Jun-05
Office	Florence, SC	—	774	3,629	4,403	938	Feb-12	2012
Office	Fort Mill, SC	—	1,798	26,964	28,762	20,773	Nov-04
Office	Fort Mill, SC	—	3,601	16,306	19,907	7,381	Dec-02
Office	Arlington, TX	—	1,274	15,777	17,051	4,536	Sep-12
Office	Mission, TX	—	2,556	2,911	5,467	1,270	Sep-12
Office	Herndon, VA	—	5,127	25,293	30,420	12,789	Dec-99
Multi-tenant/vacant
Office	Phoenix, AZ	—	1,096	6,228	7,324	806	Nov-01
Office	Baton Rouge, LA	—	340	1,535	1,875	—	May-07
OTHER PROPERTIES
Single-tenant/Specialty
Other	Venice, FL	—	4,696	11,753	16,449	10,712	Jan-15
Other	Baltimore, MD	—	4,605	—	4,605	—	Dec-06
Other	Baltimore, MD	—	5,000	—	5,000	—	Dec-15
Multi-tenant
Other	Honolulu, HI	—	8,259	7,471	15,730	7,416	Dec-06
Construction in progress		—	—	—	3,116	—
Deferred loan costs, net		(1,883)	—	—	—	—

		$136,529	$367,272	$3,144,176	$3,514,564	$684,468

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Land estates	Up to 51 years
Tenant improvements	Shorter of useful life or term of related lease

LEXINGTON REALTY TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued
The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2020 for federal income tax purposes was approximately $4.0 billion.

	2020	2019	2018
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,320,574	$3,090,134	$3,936,459
Additions during year	580,861	663,742	310,207
Properties sold and impaired during the year	(354,218)	(496,730)	(1,091,956)
Other reclassifications	(32,653)	63,428	(64,576)
Balance at end of year	$3,514,564	$3,320,574	$3,090,134

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$675,596	$722,644	$890,969
Depreciation and amortization expense	127,504	118,525	136,571
Accumulated depreciation and amortization of properties sold and impaired during year	(102,261)	(177,709)	(290,938)
Other reclassifications	(16,371)	12,136	(13,958)
Balance at end of year	$684,468	$675,596	$722,644

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.
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

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009)(1)
3.5	—	Second Amendment to the Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 3, 2017)(1)
3.6	—	Third Amendment to the Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report filed on Form 8-K on April 9, 2020)(1)
3.7	—
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
First Supplemental Indenture, dated as of September 30, 2013, between the Company and U.S. Bank, as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 3, 2013)(1)

4.7	—	Indenture, dated as of May 9, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.8	—
First Supplemental Indenture, dated as of May 20, 2014 among the CompanyFirst Supplemental Indenture, dated as of May 20, 2014 among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)

4.9	—	Second Supplemental Indenture, filed as of August 28, 2020, between the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 28, 2020)(1)
4.10	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (2)
10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 13, 2019)(1)
10.2	—	Lexington Realty Trust Amended and Restated 2011 Equity-Based Award Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 18, 2017)(1, 4)
10.3	—	Form of December 2010 Share Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011(1, 4)
10.4	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2009)(1, 4)

10.5	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4))
10.6	—	Form of Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)(1, 4)
10.7	—	Executive Severance Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (filed on January 19, 2018)(1, 4)
10.8	—	Form of Executive Severance Agreement under the Executive Severance Plan adopted January 18, 2018 (filed as Exhibit 10.1 to the Company's Quarterly Report filed May 7, 2020)(1, 4)
10.9	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.10	—	Funding Agreement, dated as of July 23, 2006, by and between LCIF and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.11	—
Amended and Restated Credit Agreement, dated as of February 6, 2019, among the Company, as borrower, each of the financial institutions initially signatory thereto together with their assignees pursuant to Section 12.5 therein and KeyBank, as agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2019)(1)

10.12	—
First Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2019, among the Company, as borrower, KeyBank, as agent, and each of the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 29, 2019)(1)

10.13	—
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
(5)    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Realty Trust

Dated:	February 18, 2021	By:	/s/ T. Wilson Eglin
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
Each dated: February 18, 2021