Form 10-Q
period 2021-03-31
LEXINGTON REALTY TRUST
filed 2021-05-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 277,628,373 common shares of beneficial interest, par value $0.0001 per share, as of May 5, 2021.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate, at cost	$3,523,641	$3,514,564
Real estate - intangible assets	399,394	409,293
Investments in real estate under construction	88,374	75,906
Real estate, gross	4,011,409	3,999,763
Less: accumulated depreciation and amortization	891,448	884,465
Real estate, net	3,119,961	3,115,298
Assets held for sale	18,383	16,530
Right-of-use assets, net	30,500	31,423
Cash and cash equivalents	142,074	178,795
Restricted cash	28,101	626
Investments in non-consolidated entities	54,185	56,464
Deferred expenses, net	16,730	15,901
Rent receivable – current	2,954	2,899
Rent receivable – deferred	66,680	66,959
Other assets	10,665	8,331
Total assets	$3,490,233	$3,493,226

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$131,849	$136,529
Term loan payable, net	298,069	297,943
Senior notes payable, net	779,607	779,275
Trust preferred securities, net	127,520	127,495
Dividends payable	33,317	35,401
Liabilities held for sale	6	790
Operating lease liabilities	31,508	32,515
Accounts payable and other liabilities	45,018	55,208
Accrued interest payable	7,221	6,334
Deferred revenue - including below-market leases, net	16,680	17,264
Prepaid rent	14,112	13,335
Total liabilities	1,484,907	1,502,089

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 277,614,856 and 277,152,450 shares issued and outstanding in 2021 and 2020, respectively	28	28
Additional paid-in-capital	3,193,023	3,196,315
Accumulated distributions in excess of net income	(1,292,051)	(1,301,726)
Accumulated other comprehensive loss	(12,617)	(17,963)
Total shareholders’ equity	1,982,399	1,970,670
Noncontrolling interests	22,927	20,467
Total equity	2,005,326	1,991,137
Total liabilities and equity	$3,490,233	$3,493,226
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Gross revenues:
Rental revenue	$91,645	$78,735
Other revenue	912	2,092
Total gross revenues	92,557	80,827
Expense applicable to revenues:
Depreciation and amortization	(42,176)	(40,509)
Property operating	(10,934)	(10,276)
General and administrative	(8,420)	(7,825)
Non-operating income	477	190
Interest and amortization expense	(11,486)	(14,795)
Debt satisfaction gains, net	—	1,393
Gains on sales of properties	21,919	9,805
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	41,937	18,810
Provision for income taxes	(372)	(653)
Equity in earnings (losses) of non-consolidated entities	(90)	263
Net income	41,475	18,420
Less net income attributable to noncontrolling interests	(433)	(266)
Net income attributable to Lexington Realty Trust shareholders	41,042	18,154
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(69)	(46)
Net income attributable to common shareholders	$39,401	$16,536

Net income attributable to common shareholders - per common share basic	$0.14	$0.07
Weighted-average common shares outstanding – basic	275,416,327	253,038,161

Net income attributable to common shareholders - per common share diluted	$0.14	$0.06
Weighted-average common shares outstanding – diluted	279,053,697	257,347,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$41,475	$18,420
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	5,346	(16,996)
Other comprehensive income (loss)	5,346	(16,996)
Comprehensive income	46,821	1,424
Comprehensive income attributable to noncontrolling interests	(433)	(266)
Comprehensive income attributable to Lexington Realty Trust shareholders	$46,388	$1,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended March 31, 2021		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2020	$1,991,137	$94,016	$28	$3,196,315	$(1,301,726)	$(17,963)	$20,467
Issuance of partnership interest in real estate	2,712	—	—	—	—	—	2,712
Redemption of noncontrolling OP units for common shares	—	—	—	311	—	—	(311)
Issuance of common shares and deferred compensation amortization, net	1,517	—	—	1,517	—	—	—
Repurchase of common shares to settle tax obligations	(5,120)	—	—	(5,120)	—	—	—
Forfeiture of employee common shares	2	—	—	—	2	—	—
Dividends/distributions	(31,743)	—	—	—	(31,369)	—	(374)
Net income	41,475	—	—	—	41,042	—	433
Other comprehensive income	5,346	—	—	—	—	5,346	—
Balance March 31, 2021	$2,005,326	$94,016	$28	$3,193,023	$(1,292,051)	$(12,617)	$22,927

Three Months Ended March 31, 2020		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2019	$1,724,719	$94,016	$25	$2,976,670	$(1,363,676)	$(1,928)	$19,612
Issuance of partnership interest in real estate	421	—	—	—	—	—	421
Redemption of noncontrolling OP units for common shares	—	—	—	428	—	—	(428)
Issuance of common shares and deferred compensation amortization, net	18,931	—	1	18,930	—	—	—
Repurchase of common shares	(11,042)	—	—	(11,042)	—	—	—
Repurchase of common shares to settle tax obligations	(2,623)	—	—	(2,623)	—	—	—
Forfeiture of employee common shares	1	—	—	—	1	—	—
Dividends/distributions	(29,161)	—	—	—	(28,765)	—	(396)
Net income	18,420	—	—	—	18,154	—	266
Other comprehensive loss	(16,996)	—	—	—	—	(16,996)	—
Balance March 31, 2020	$1,702,670	$94,016	$26	$2,982,363	$(1,374,286)	$(18,924)	$19,475

Table of Content
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities:	$57,400	$45,665
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(50,778)	(195,560)
Investment in real estate under construction	(29,988)	(4,820)
Capital expenditures	(1,303)	(2,383)
Net proceeds from sale of properties	56,509	22,380
Investments in non-consolidated entities	(553)	(1,080)
Distributions from non-consolidated entities in excess of accumulated earnings	2,743	1,293
Deferred leasing costs	(2,232)	(3,774)
Change in real estate deposits, net	686	727
Net cash used in investing activities	(24,916)	(183,217)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(33,453)	(29,477)
Principal amortization payments	(4,760)	(5,848)
Revolving credit facility borrowings	—	130,000
Cash contributions from noncontrolling interests	2,223	421
Cash distributions to noncontrolling interests	(374)	(396)
Repurchases to settle tax obligations	(5,120)	(2,623)
Issuance of common shares, net	(246)	17,265
Repurchase of common shares	—	(11,042)
Net cash provided by (used in) financing activities	(41,730)	98,300
Change in cash, cash equivalents and restricted cash	(9,246)	(39,252)
Cash, cash equivalents and restricted cash, at beginning of period	179,421	129,310
Cash, cash equivalents and restricted cash, at end of period	$170,175	$90,058

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$178,795	$122,666
Restricted cash at beginning of period	626	6,644
Cash, cash equivalents and restricted cash at beginning of period	$179,421	$129,310

Cash and cash equivalents at end of period	$142,074	$83,525
Restricted cash at end of period	28,101	6,533
Cash, cash equivalents and restricted cash at end of period	$170,175	$90,058
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
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
As of March 31, 2021, the Company had ownership interests in approximately 130 consolidated real estate properties, located in 28 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2021 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 18, 2021 (“Annual Report”).
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
In March 2021, the Company acquired an 80% interest in a joint venture with a developer, which acquired a land parcel in the Central Florida market to develop an industrial property. The Company determined that the joint venture is a variable interest entity in accordance with the applicable accounting guidance. As a result, the Company evaluated whether it was the primary beneficiary in the arrangement, and based upon the Company's control over activities that most significantly impact the performance of the joint venture, the joint venture is consolidated in the Company's financial statements.
In addition, the Company is the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. ("LCIF") and ATL Fairburn L.P. ("Fairburn JV"), are consolidated and the Company has an approximate 97% and 87% interest, respectively, are VIEs.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of March 31, 2021 and December 31, 2020, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Real estate, net	$571,873	$569,461
Total assets	$671,067	$679,786
Mortgages and notes payable, net	$25,606	$25,600
Total liabilities	$39,939	$40,974
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
Revenue Recognition. The Company recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. The Company evaluates the collectability of its rental payments and recognizes revenue on a cash basis when the Company believes it is no longer probable that it will receive substantially all of the remaining lease payments. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred on the condensed consolidated balance sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of current and deferred accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans, the determination of the incremental borrowing rate for leases where the Company is the lessee and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
Cost Capitalization. The Company capitalizes interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use within Investments in real estate under construction in the condensed consolidated balance sheets. In addition, the Company capitalizes operating costs, including real estate taxes, insurance and utilities, that have been allocated to vacant space based on the square footage of the portion of the building not held available for immediate occupancy during the extended lease-up periods after the construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once construction has been completed on a vacant space, project costs are no longer capitalized.
Restricted Cash. Restricted cash is comprised primarily of cash balances held by a qualified intermediary and operating cash reserves held at one property.
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
March 31, 2021 and 2020
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
BASIC
Net income attributable to common shareholders	$39,401	$16,536
Weighted-average number of common shares outstanding - basic	275,416,327	253,038,161

Net income attributable to common shareholders - per common share basic	$0.14	$0.07

DILUTED
Net income attributable to common shareholders - basic	$39,401	$16,536
Impact of assumed conversions	240	107
Net income attributable to common shareholders	$39,641	$16,643

Weighted-average common shares outstanding - basic	275,416,327	253,038,161
Effect of dilutive securities:
Shares issuable under forward sales agreements	9,843	—
Unvested share-based payment awards and options	775,108	1,160,994
OP Units	2,852,419	3,148,122
Weighted-average common shares outstanding - diluted	279,053,697	257,347,277

Net income attributable to common shareholders - per common share diluted	$0.14	$0.06
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
The Company completed the following acquisition and development transactions during the three months ended March 31, 2021:

Property Type	Market	Acquisition/Completion Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible	Above (Below-) Market Lease Intangible, net
Industrial	Indianapolis, IN	January 2021	$14,310	12/2024	$1,208	$12,052	$1,035	$15
Industrial	Indianapolis, IN	January 2021	14,120	8/2025	1,162	11,825	1,133	—
Industrial	Central Florida	January 2021	22,358	5/2031	1,416	19,910	1,032	—
Industrial	Columbus, OH	March 2021(1)	18,435	03/2024	2,800	15,635	—	—
			$69,223		$6,586	$59,422	$3,200	$15
(1)    As of March 31, 2021, development project was substantially completed.
In 2021, the Company acquired an 80% interest in a newly-formed and consolidated joint venture, RR Ocala 44, LLC, that invested in an 88.8-acre land parcel in the Central Florida market to construct a 1,085,280 square foot warehouse/distribution facility.
As of March 31, 2021, the Company's investments in real estate under construction consisted of two development projects and one build-to-suit development project. As of March 31, 2021, the Company's aggregate investment in the development arrangements was $88,374, which included capitalized interest of $502 for the three-month period ended March 31, 2021 and is presented as investments in real estate under construction in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2020, capitalized interest for the development arrangements was $150.
As of March 31, 2021, the details of the on-going real estate under construction are as follows (in $000's, except square feet):

Project (% owned)	Market	Property Type	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 3/31/2021	Amount Funded as of 3/31/2021	Estimated Completion Date	% Leased as of 3/31/2021	Approximate Lease Term (Years)
Fairburn (87%)(1)	Atlanta, GA	Industrial	910,000	$53,812	$45,322	$40,376	2Q 2021	—%	TBD
KeHE Distributors, BTS (100%)	Phoenix, AZ	Industrial	468,182	72,000	31,165	26,301	3Q 2021	100%	15
Ocala (80%)(1)	Central Florida	Industrial	1,085,280	80,900	11,887	7,682	1Q 2022	—%	TBD
				$206,712	$88,374	$74,359
(1) Estimated project costs exclude developer partner promote.

(4)Dispositions and Impairment
During the three months ended March 31, 2021 and 2020, the Company disposed of its interests in various properties for an aggregate gross disposition price of $58,092 and $29,605, respectively, and recognized aggregate gains on sales of properties of $21,919 and $9,805, respectively. Included in the 2020 dispositions is one office property located in Charleston, South Carolina which was conveyed to the lender in forgiveness of the mortgage loan encumbering the property. The balance of the non-recourse mortgage loan was in excess of the value of the property collateral, resulting in a debt satisfaction gain, net of $1,393.
As of March 31, 2021, the Company had one property classified as held for sale because the property met the criteria included under the held for sale accounting guidance and a sale to a third party within the next 12 months was deemed probable. As of December 31, 2020, the Company had two properties that met the held for sale criteria.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Assets and liabilities of the held for sale properties as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Assets:
Real estate, at cost	$27,459	$32,629
Real estate, intangible assets	7,933	7,941
Accumulated depreciation and amortization	(17,023)	(24,312)
Rent receivable - deferred	—	79
Other	14	193
	$18,383	$16,530

Liabilities:
Other	$6	$790
	$6	$790
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

(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(12,617)	$—	$(12,617)	$—

		Balance	Fair Value Measurements Using
Description		December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities		$(17,963)	$—	$(17,963)	$—
Impaired real estate assets	(1)	$21,141	$—	$2,480	$18,661
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
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2021 and December 31, 2020, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, excluding held for sale assets, as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,337,045	$1,345,226	$1,341,242	$1,368,151

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

(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		March 31, 2021	March 31, 2021	December 31, 2020
NNN Office JV LP ("NNN JV")	(1)	20%	$29,168	$31,615
Etna Park 70 LLC	(2)	90%	12,791	12,514
Etna Park East LLC	(3)	90%	7,716	7,484
BSH Lessee L.P.	(4)	25%	4,510	4,851
			$54,185	$56,464
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
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
During the three months ended March 31, 2020, NNN JV sold one asset and the Company recognized a gain on the transaction of $550 within equity in earnings of non-consolidated entities in its unaudited condensed consolidated statement of operations. In conjunction with this property sale, NNN JV received net proceeds of $3,419 after the satisfaction of an aggregate of $12,960 of its non-recourse mortgage indebtedness. During the three months ended March 31, 2021, NNN JV did not sell any properties.

(7)Debt
The Company had the following mortgages and notes payable outstanding as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Mortgages and notes payable	$133,653	$138,412
Unamortized debt issuance costs	(1,804)	(1,883)
Mortgages and notes payable, net	$131,849	$136,529
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 6.3%, respectively, at March 31, 2021 and December 31, 2020, and all mortgages and notes payables mature between 2021 and 2032 as of March 31, 2021. The weighted-average interest rate was 4.5% at March 31, 2021 and December 31, 2020.
The Company had the following senior notes outstanding as of March 31, 2021 and December 31, 2020:

Issue Date	March 31, 2021	December 31, 2020	Interest Rate	Maturity Date	Issue Price
August 2020	$400,000	$400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
June 2013	188,756	188,756	4.25%	June 2023	99.026%
	787,688	787,688
Unamortized debt discount	(3,363)	(3,491)
Unamortized debt issuance cost	(4,718)	(4,922)
Senior notes payable, net	$779,607	$779,275
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a make-whole premium.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of March 31, 2021, are as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(2)	January 2025	LIBOR + 1.00%
(1)     Maturity date of the revolving credit facility can be extended to February 2024 at the Company's option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At March 31, 2021, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2) The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum. The aggregate unamortized debt issuance costs for the term loan was $1,931 and $2,057 as of March 31, 2021 and December 31, 2020, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at March 31, 2021.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option and bear interest at a variable rate of three-month LIBOR plus 170 basis points through maturity. The interest rate at March 31, 2021 was 1.905%. As of March 31, 2021 and December 31, 2020, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,600 and $1,625, respectively, of unamortized debt issuance costs.
Capitalized interest recorded during the three months ended March 31, 2021 and 2020 was $691 and $292, respectively.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2021 and 2020.
During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months ending March 31, 2022, the Company estimates that an additional $4,817 will be reclassified as an increase to interest expense if the swaps remain outstanding.

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	As of March 31, 2021		As of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Accounts Payable and Other Liabilities	$(12,617)	Accounts Payable and Other Liabilities	$(17,963)

The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives March 31,		Amount of Loss Reclassified from Accumulated OCI into Income (1) March 31,
Hedging Relationships	2021	2020	2021	2020
Interest Rate Swaps	$4,143	$(17,039)	$1,203	$43
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statement of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations in which the effects of cash flow hedges are recorded was $11,486 and $14,795 for the three months ended March 31, 2021 and 2020, respectively.
The Company's agreements with swap derivatives counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2021, the Company had not posted any collateral related to the agreements.

(9)    Lease Accounting
The following is a summary of the Company's accounting for leases as of and during the three-month period ended March 31, 2021 and 2020:
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
March 31, 2021 and 2020
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
Certain tenants have been experiencing financial difficulties as a result of the COVID-19 pandemic. During the three month period ended March 31, 2020, the Company wrote off a deferred rent receivable balance of $1,243, as a reduction of rental revenue, related to a tenant with rent collectability concerns. During the three-month period ended March 31, 2021, the Company wrote off or reserved an aggregate of $183 accounts receivable relating to certain tenants suffering from the current economic conditions.
The Company determined that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of March 31, 2020, the Company incurred $50 of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations. The Company incurred no leasing costs that were not incremental for the execution of leases as of March 31, 2021.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended
Classification	March 31, 2021	March 31, 2020
Fixed	$71,942	$71,265
Variable(1)(2)	19,703	7,470
Total	$91,645	$78,735
(1)    Primarily comprised of tenant reimbursements.
(2) Variable income contains termination income of $10,941 and $141 for the three months ended March 31, 2021 and 2020, respectively. The 2021 termination fee income primarily related to a tenant that terminated its lease at our Durham, New Hampshire industrial property.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of March 31, 2021 were as follows:

2021 - remainder	$201,837
2022	261,276
2023	262,314
2024	227,483
2025	200,079
Thereafter	1,115,668
Total	$2,268,657

Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of March 31, 2021. The leases have remaining lease terms of up to 42 years, some of which include options to extend the leases in 5 to 10-year increments for up to 52 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Weighted-average remaining lease term
Operating leases (years)	11.5	12.1
Weighted-average discount rate
Operating leases	4.1%	4.1%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

Income Statement Classification	Fixed	Variable	Total
2021:
Property operating	$912	$—	$912
General and administrative	336	33	369
Total	$1,248	$33	$1,281

2020:
Property operating	$995	$—	$995
General and administrative	341	26	367
Total	$1,336	$26	$1,362
The Company recognized sublease income of $856 and $941 for the three months ended March 31, 2021 and 2020, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of March 31, 2021:

Operating Leases
2021 - remainder	$3,511
2022	4,854
2023	4,999
2024	5,021
2025	5,021
2026	3,985
Thereafter	13,487
Total lease payments	$40,878
Less: Imputed interest	(9,370)
Present value of operating lease liabilities	$31,508

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2021 and 2020, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(11)Equity
Shareholders' Equity:
During the three months ended March 31, 2021 and 2020, the Company granted common shares to certain employees as follows:

	Three Months Ended March 31,
	2021	2020
Performance Shares(1)
Shares granted:
Index - 1Q	297,636	232,993
Peer - 1Q	297,632	232,987
Grant date fair value per share:(2)
Index - 1Q	$7.13	$6.59
Peer - 1Q	$6.23	$5.97

Non-Vested Common Shares:(3)
Shares issued	304,060	243,270
Grant date fair value	$3,080	$2,581
(1)    The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of peer companies. Dividends are not paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2021, all of the 662,044 performance shares issued in 2018 vested.
(2)    The fair value of grants was determined at the grant date using a Monte Carlo simulation model.
(3)    The shares vest ratably over a three-year service period.

At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts. The following table summarizes common share issuances under the ATM program for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	1,559,714	$17,266

The Company entered into forward sales contracts for the sale of 3,649,023 common shares during the three months ended March 31, 2021 that have not yet been settled. Subject to the Company's right to elect cash or net share settlement, the Company expects to settle the forward sales contracts by the maturity dates in February 2022. The Company did not enter into forward sales contracts as of March 31, 2020. As of March 31, 2021, an aggregate of 8,639,740 common shares were sold in forward sales contracts that have not been settled and had an aggregate settlement price of $94,493, which is subject to adjustment in accordance with the forward sales contracts.

In March 2021, the Company amended the terms of its ATM offering program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of March 31, 2021, common shares with an aggregate value of $309,048 remain available for issuance under the ATM program.

Nonemployee Stock Based Compensation. During the three months ended March 31, 2021 and 2020, the Company issued 11,850 and 11,675, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees each with a fair value of $125.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Share Repurchase Program. In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 in 2018. This share repurchase program has no expiration date. During the three months ended March 31, 2020, the Company repurchased and retired 1,329,940 common shares at an average price of $8.28 per common share under the share repurchase program. There were no common shares repurchased during the three-month period ended March 31, 2021. As of March 31, 2021, 8,976,315 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at March 31, 2021. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of March 31, 2021, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
Holders of shares of Series C Preferred generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and under certain other circumstances. Upon conversion, the Company may choose to deliver the conversion value to investors in cash, common shares, or a combination of cash and common shares.
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$(17,963)	$(1,928)
Other comprehensive gain (loss) before reclassifications	4,143	(17,039)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	1,203	43
Balance at end of period	$(12,617)	$(18,924)
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
As of March 31, 2021, there were approximately 2,485,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months Ended March 31,
	2021	2020
Net income attributable to Lexington Realty Trust shareholders	$41,042	$18,154
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	311	428
Change from net income attributable to shareholders and transfers from noncontrolling interests	$41,353	$18,582

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
As of March 31, 2021, the Company has committed to develop three consolidated development projects and expects to incur approximately $93,475 and $27,908 in 2021 and 2022, respectively, to substantially complete the construction of the projects. The remaining two development projects are owned by non-consolidated joint ventures. Due to the early stage of development of each non-consolidated project and the uncertainty of construction schedules at such stage, the Company is unable to estimate the timing of the required fundings for the non-consolidated development projects.
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

(14)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2021 and 2020, the Company paid $10,480 and $7,658, respectively, for interest and $295 and $472, respectively, for income taxes.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As a result of the foreclosure of an office property located in South Carolina, during the three months ended March 31, 2020, there was a non-cash change of $6,830 and $5,429 in mortgages and notes payable, net, and real estate, net, respectively.

The acquisition of the RR Ocala 44, LLC joint venture included a $489 non-cash increase to investments in real estate under construction and the noncontrolling interest because a member of the joint venture made a non-cash contribution of the land in exchange for its ownership interest in the joint venture.

(15)Subsequent Events
Subsequent to March 31, 2021, the Company:
•disposed of one property for a gross disposition price of approximately $40,100; and
•entered into a joint venture to construct an industrial property in the Indianapolis, Indiana market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2021. The results of operations contained herein for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust for the three months ended March 31, 2021 and 2020, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 18, 2021, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
We have received a limited number of, and may in the future receive, rent relief requests from our tenants. However, as of March 31, 2021, we do not believe that these rent relief requests will have a material impact on our rental revenues. A limited number of our other tenants, particularly retail tenants and those with businesses tied to the aviation industry, continue to be impacted by COVID-19 and related government restrictions and social distancing requirements. We continue to believe that the impacts of COVID-19 on our portfolio are mitigated due to our focus on warehouse and distribution properties and the diversity of our tenant base, both geographically and by industry exposure.

There has continued to be increased competition for investment in warehouses and distribution properties due to the resilience of this part of the industrial sector during the COVID-19 pandemic.
We remain unable to estimate the long-term impacts COVID-19 will have on our financial condition.

First Quarter 2021 Transaction Summary.
The following summarizes our significant transactions during the three months ended March 31, 2021.
Leasing Activity:
During the first quarter of 2021, we entered into new leases and lease extensions encompassing 1.5 million square feet. The average fixed rent on these extended leases was $3.59 per square foot compared to the average fixed rent on these leases before extension of $3.13 per square foot. The weighted-average cost of tenant improvements and lease commissions was $3.84 per square foot for new leases and $1.33 per square foot for extended leases.
Investments:
During the three months ended March 31, 2021, we acquired/completed the following warehouse/distribution assets:

Market	Square Feet	Initial Capitalized Cost (millions)	Date Acquired/Completed	Approximate Lease Term (years)
Indianapolis, IN	149,072	$14.3	January 2021	4
Indianapolis, IN	149,072	14.1	January 2021	6
Central Florida	222,134	22.4	January 2021	10
Columbus, OH	320,190	18.4	March 2021	3
	840,468	$69.2

•We also invested an aggregate of $24.0 million in five on-going development projects; and
•Commenced development of a 1.1 million square foot warehouse/distribution property in the Central Florida market.
Capital Recycling:
•Disposed of our interests in four consolidated properties for an aggregate gross disposition price of $58.1 million.
Equity:
•Entered into forward sales contracts to sell 3.6 million common shares under our At-the-Market offering program with an aggregate settlement price of $40.0 million at March 31, 2021.

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
At March 31, 2021, one of our property owner subsidiaries has a balloon payment of $10.4 million maturing in 2021. Our property owner subsidiaries do not have additional mortgage maturities with balloon payments due until 2025. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($142.1 million at March 31, 2021), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($600 million at March 31, 2021, subject to covenant compliance), which expires in 2023, but can be extended by us to 2024, and future cash flows from operations.
Cash flows from operations were $57.4 million for the three months ended March 31, 2021 as compared to $45.7 million for the three months ended March 31, 2020. The increase was primarily related to the impact of cash flow generated from acquiring properties and termination fee income, partially offset by property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $(24.9) million and $(183.2) million during the three months ended March 31, 2021 and 2020, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net.
Net cash (used in) provided by financing activities totaled $(41.7) million and $98.3 million during the three months ended March 31, 2021 and 2020, respectively. Cash used in financing activities primarily related to dividend and debt service payments. Cash provided by financing activities primarily related to credit facility borrowings, issuances of common shares and cash contributions from noncontrolling interests.
Common Share Issuances:

At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts. The following table summarizes common share issuances under the ATM program for the three months ended March 31, 2020:

	Three months ended March 31, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	1,559,714	$17.3	million

We entered into forward sales contracts for the sale of 3,649,023 common shares during the three months ended March 31, 2021 that have not yet been settled. Subject to our right to elect cash or net share settlement, we expect to settle the forward sales transactions by the maturity dates in February 2022. As of March 31, 2021, an aggregate of 8,639,740 common shares were sold in forward sales contracts that have not been settled and had an aggregate settlement price of $94.5 million, which is subject to adjustment in accordance with the forward sales contracts.

In March 2021, we amended the terms of our ATM offering program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of March 31, 2021, common shares with an aggregate value of $309.0 million remain available for issuance under the ATM program.

The volatility in the capital markets primarily resulting from the effects of the COVID-19 pandemic may negatively affect our ability to access the capital markets through our ATM program and other offerings.

Dividends. Dividends paid to our common and preferred shareholders were $33.5 million and $29.5 million in the three months ended March 31, 2021 and 2020, respectively.
We declared a quarterly dividend of $0.1075 per common share during the three months ended March 31, 2021, which is an increase from the $0.105 per common share quarterly dividend declared during the three months ended March 31, 2020.
UPREIT Structure. As of March 31, 2021, 2.5 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $31.1 million based on our closing price of $11.11 per common share as of March 31, 2021 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of March 31, 2021:

Issue Date	Face Amount ($000)	Interest Rate	Maturity Date	Issue Price
August 2020	$400,000	2.70%	September 2030	99.233%
May 2014	198,932	4.40%	June 2024	99.883%
June 2013	188,756	4.25%	June 2023	99.026%
	$787,688
Each series of senior notes is unsecured and requires payment of interest semi-annually in arrears. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the Senior Notes being redeemed plus a make-whole premium.
A summary of the maturity dates and interest rates of our unsecured credit agreement, as of March 31, 2021, are as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(2)	January 2025	LIBOR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to February 2024 at our option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At March 31, 2021, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)    The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum.

As of March 31, 2021, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Results of Operations
Three months ended March 31, 2021 compared with three months ended March 31, 2020. The increase in net income attributable to common shareholders of $22.9 million was primarily due to the items discussed below.
The increase in total gross revenues of $11.7 million was primarily a result of an increase in rental revenue. Rental revenue increased primarily due to acquisitions and an increase of $10.8 million in termination income recognized during the three months ended March 31, 2021. The increase was partially offset by a $1.1 million decrease in other revenue primarily due to an incentive fee earned upon the sale of a property that we managed for a third-party real estate owner in 2020 with no comparable revenue earned in 2021.
The increase in depreciation and amortization expense of $1.7 million was primarily due to acquisition activity.
The increase in property operating expense of $0.7 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in general and administrative expenses of $0.6 million was primarily due to an increase in payroll expense.
The decrease in interest and amortization expense of $3.3 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.

The decrease in debt satisfaction gains, net, of $1.4 million was primarily related to the foreclosure of our Charleston, South Carolina property in 2020 with no comparable transactions in 2021.
The increase in gains on sales of properties of $12.1 million related to the timing of property dispositions.
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
The following presents our consolidated same-store NOI, for the three months ended March 31, 2021 and 2020 ($000's):

	Three Months Ended March 31,
	2021	2020
Total cash base rent	$60,695	$60,375
Tenant reimbursements	7,258	6,732
Property operating expenses	(8,434)	(7,919)
Same-store NOI	$59,519	$59,188

Our reported same-store NOI increased from the first three months of 2020 to the first three months of 2021 by 0.6%. As of March 31, 2021 and 2020, our historical same-store square footage leased was 97.5% and 99.4%, respectively.

The increase in same-store NOI between periods primarily related to an increase in cash base rent and tenant reimbursements, which was partially offset by an increase in operating expense responsibilities at certain properties. Our same-store results could be further impacted in the future due to COVID-19 related rent deferrals, rent forgiveness or tenant defaults (in the short-term and/or long-term).

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months Ended March 31,
	2021	2020
Net income	$41,475	$18,420

Interest and amortization expense	11,486	14,795
Provision for income taxes	372	653
Depreciation and amortization	42,176	40,509
General and administrative	8,420	7,825
Transaction costs	11	21
Non-operating/advisory fee income	(1,230)	(1,889)
Gains on sales of properties	(21,919)	(9,805)
Debt satisfaction gains, net	—	(1,393)
Equity in (earnings) losses of non-consolidated entities	90	(263)
Lease termination income	(10,941)	(141)
Straight-line adjustments	(2,020)	(1,419)
Lease incentives	219	269
Amortization of above/below market leases	(460)	(295)
NOI	67,679	67,287

Less NOI:
Acquisitions and dispositions	(8,160)	(8,099)
Same-Store NOI	$59,519	$59,188

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three months ended March 31, 2021 and 2020 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$39,401	$16,536
Adjustments:
Depreciation and amortization	41,478	39,717
Noncontrolling interests - OP units	239	107
Amortization of leasing commissions	698	792
Joint venture and noncontrolling interest adjustment	2,115	2,214
Gains on sales of properties, including non-consolidated entities	(21,919)	(10,354)
FFO available to common shareholders and unitholders - basic	62,012	49,012
Preferred dividends	1,572	1,572
Amount allocated to participating securities	69	46
FFO available to all equityholders and unitholders - diluted	63,653	50,630
Transaction costs	11	21
Debt satisfaction gains, net, including non-consolidated entities	—	(1,372)
Adjusted Company FFO available to all equityholders and unitholders - diluted	$63,664	$49,279

Per Common Share and Unit Amounts
Basic:
FFO	$0.22	$0.19

Diluted:
FFO	$0.22	$0.19
Adjusted Company FFO	$0.22	$0.19

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	275,416,327	253,038,161
Operating partnership units(1)	2,852,419	3,148,122
Weighted-average common shares outstanding - basic FFO	278,268,746	256,186,283

Diluted:
Weighted-average common shares outstanding - diluted EPS	279,053,697	257,347,277
Unvested share-based payment awards	9,125	24,799
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	283,773,392	262,082,646
(1)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of March 31, 2021, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $129.1 million and $259.1 million at each of March 31, 2021 and 2020, which represented 9.6% and 18.0%, respectively, of our aggregate principal consolidated indebtedness. During the three-month periods ended March 31, 2021 and 2020, our variable-rate indebtedness had a weighted-average interest rate of 1.9% and 3.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2021 and 2020 would have increased by $0.3 million and $0.5 million, respectively. As of both March 31, 2021 and 2020, our aggregate principal consolidated fixed-rate debt was $1.2 billion, which represented 90.4% and 82.0%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2021. We believe the fair value is indicative of the interest rate environment as of March 31, 2021, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.2 billion as of March 31, 2021.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2021, we had four interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
There were no share repurchases during the quarter ended March 31, 2021 under our share repurchase authorization most recently announced on November 2, 2018, which has no expiration date. There were 8,976,315 shares that may yet be purchased under our share repurchase authorization.

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

10.1	—
Amendment to Equity Sales Agreement, dated as of February 19, 2021, between the Company and Jefferies LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, BofA Securities, Inc., Bank of America, N.A., Mizuho Securities USA LLC, Mizuho Markets Americas LLC and Evercore Group L.L.C. (filed as Exhibit 1.2 to the Company's Current Report on Form 8-K filed February 22, 2021)(1)

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2021 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	May 7, 2021	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	May 7, 2021	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)