Form 10-Q
period 2021-09-30
LEXINGTON REALTY TRUST
filed 2021-11-04
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 282,817,432 common shares of beneficial interest, par value $0.0001 per share, as of November 2, 2021.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2021	December 31, 2020

Assets:
Real estate, at cost	$3,721,870	$3,514,564
Real estate - intangible assets	402,365	409,293
Investments in real estate under construction	185,704	75,906
Real estate, gross	4,309,939	3,999,763
Less: accumulated depreciation and amortization	911,410	884,465
Real estate, net	3,398,529	3,115,298
Assets held for sale	30,145	16,530
Right-of-use assets, net	29,067	31,423
Cash and cash equivalents	150,077	178,795
Restricted cash	373	626
Investments in non-consolidated entities	51,021	56,464
Deferred expenses, net	13,289	15,901
Rent receivable – current	1,998	2,899
Rent receivable – deferred	71,317	66,959
Other assets	12,661	8,331
Total assets	$3,758,477	$3,493,226

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$115,633	$136,529
Term loan payable, net	298,320	297,943
Senior notes payable, net	987,590	779,275
Trust preferred securities, net	127,570	127,495
Dividends payable	34,283	35,401
Liabilities held for sale	1,122	790
Operating lease liabilities	30,109	32,515
Accounts payable and other liabilities	59,681	55,208
Accrued interest payable	5,638	6,334
Deferred revenue - including below-market leases, net	15,490	17,264
Prepaid rent	14,679	13,335
Total liabilities	1,690,115	1,502,089

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 282,638,707 and 277,152,450 shares issued and outstanding in 2021 and 2020, respectively	28	28
Additional paid-in-capital	3,239,850	3,196,315
Accumulated distributions in excess of net income	(1,276,134)	(1,301,726)
Accumulated other comprehensive loss	(10,891)	(17,963)
Total shareholders’ equity	2,046,869	1,970,670
Noncontrolling interests	21,493	20,467
Total equity	2,068,362	1,991,137
Total liabilities and equity	$3,758,477	$3,493,226
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross revenues:
Rental revenue	$82,353	$83,592	$254,570	$243,421
Other revenue	1,064	922	2,945	3,712
Total gross revenues	83,417	84,514	257,515	247,133
Expense applicable to revenues:
Depreciation and amortization	(45,359)	(40,555)	(130,579)	(120,869)
Property operating	(11,406)	(11,343)	(33,966)	(31,895)
General and administrative	(8,363)	(7,232)	(24,695)	(22,612)
Non-operating income	472	40	953	314
Interest and amortization expense	(12,210)	(13,649)	(35,170)	(42,610)
Debt satisfaction gains (losses), net	(13,222)	17,557	(13,222)	18,950
Impairment charges	(2,048)	(6,175)	(2,048)	(7,792)
Gains on sales of properties	16,122	20,878	104,767	41,876
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	7,403	44,035	123,555	82,495
Provision for income taxes	(270)	(286)	(986)	(1,361)
Equity in earnings (losses) of non-consolidated entities	(75)	(131)	(249)	35
Net income	7,058	43,618	122,320	81,169
Less net income attributable to noncontrolling interests	(420)	(1,714)	(1,962)	(2,245)
Net income attributable to Lexington Realty Trust shareholders	6,638	41,904	120,358	78,924
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(37)	(46)	(170)	(118)
Net income attributable to common shareholders	$5,028	$40,285	$115,470	$74,088

Net income attributable to common shareholders - per common share basic	$0.02	$0.15	$0.42	$0.28
Weighted-average common shares outstanding – basic	278,124,204	274,696,046	276,379,718	264,211,668

Net income attributable to common shareholders - per common share diluted	$0.02	$0.15	$0.41	$0.28
Weighted-average common shares outstanding – diluted	282,048,458	276,022,762	278,581,849	265,446,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$7,058	$43,618	$122,320	$81,169
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	1,150	1,043	7,072	(17,759)
Other comprehensive income (loss)	1,150	1,043	7,072	(17,759)
Comprehensive income	8,208	44,661	129,392	63,410
Comprehensive income attributable to noncontrolling interests	(420)	(1,714)	(1,962)	(2,245)
Comprehensive income attributable to Lexington Realty Trust shareholders	$7,788	$42,947	$127,430	$61,165
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended September 30, 2021		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance June 30, 2021	$2,051,369	$94,016	$28	$3,195,040	$(1,250,735)	$(12,041)	$25,061
Issuance of partnership interest in real estate	5,965	—	—	—	—	—	5,965
Redemption of noncontrolling OP units for common shares	—	—	—	202	—	—	(202)
Redemption of noncontrolling OP units for real estate	(22,305)	—	—	(12,919)	—	—	(9,386)
Issuance of common shares and deferred compensation amortization, net	57,527	—	—	57,527	—	—	—
Dividends/distributions	(32,402)	—	—	—	(32,037)	—	(365)
Net income	7,058	—	—	—	6,638	—	420
Other comprehensive income	1,150	—	—	—	—	1,150	—
Balance September 30, 2021	$2,068,362	$94,016	$28	$3,239,850	$(1,276,134)	$(10,891)	$21,493

Three Months Ended September 30, 2020		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance June 30, 2020	$1,892,186	$94,016	$28	$3,185,458	$(1,386,001)	$(20,730)	$19,415
Issuance of partnership interest in real estate	398	—	—	—	—	—	398
Redemption of noncontrolling OP units for common shares	—	—	—	150	—	—	(150)
Issuance of common shares and deferred compensation amortization, net	8,143	—	—	8,143	—	—	—
Dividends/distributions	(31,039)	—	—	—	(30,651)	—	(388)
Net income	43,618	—	—	—	41,904	—	1,714
Other comprehensive income	1,043	—	—	—	—	1,043	—
Balance September 30, 2020	$1,914,349	$94,016	$28	$3,193,751	$(1,374,748)	$(19,687)	$20,989

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months Ended September 30, 2021		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
December 31, 2020	$1,991,137	$94,016	$28	$3,196,315	$(1,301,726)	$(17,963)	$20,467
Issuance of partnership interest in real estate	11,050	—	—	—	—	—	11,050
Redemption of noncontrolling OP units for common shares	—	—	—	670	—	—	(670)
Redemption of noncontrolling OP units for real estate	(22,305)	—	—	(12,919)	—	—	(9,386)
Issuance of common shares and deferred compensation amortization, net	60,469	—	—	60,469	—	—	—
Repurchase of common shares to settle tax obligations	(5,120)	—	—	(5,120)	—	—	—
Forfeiture of employee common shares	2	—	—	—	2	—	—
Dividends/distributions	(96,263)	—	—	—	(94,768)	—	(1,495)
Net income	122,320	—	—	—	120,358	—	1,962
Other comprehensive income	7,072	—	—	—	—	7,072	—
Reallocation of noncontrolling interests	—	—	—	435	—	—	(435)
Balance September 30, 2021	$2,068,362	$94,016	$28	$3,239,850	$(1,276,134)	$(10,891)	$21,493

Nine Months Ended September 30, 2020		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2019	$1,724,719	$94,016	$25	$2,976,670	$(1,363,676)	$(1,928)	$19,612
Issuance of partnership interest in real estate	1,285	—	—	—	—	—	1,285
Redemption of noncontrolling OP units for common shares	—	—	—	632	—	—	(632)
Issuance of common shares and deferred compensation amortization, net	230,117	—	3	230,114	—	—	—
Repurchase of common shares	(11,042)	—	—	(11,042)	—	—	—
Repurchase of common shares to settle tax obligations	(2,623)	—	—	(2,623)	—	—	—
Forfeiture of employee common shares	1	—	—	—	1	—	—
Dividends/distributions	(91,518)	—	—	—	(89,997)	—	(1,521)
Net income	81,169	—	—	—	78,924	—	2,245
Other comprehensive loss	(17,759)	—	—	—	—	(17,759)	—
Balance September 30, 2020	$1,914,349	$94,016	$28	$3,193,751	$(1,374,748)	$(19,687)	$20,989

Table of Content
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities:	$167,405	$152,466
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(392,586)	(429,834)
Investment in real estate under construction	(119,885)	(21,561)
Capital expenditures	(9,371)	(15,328)
Net proceeds from sale of properties	181,242	99,740
Investment in loans receivable	(1,497)	—
Investments in non-consolidated entities	(975)	(6,152)
Distributions from non-consolidated entities in excess of accumulated earnings	6,170	6,843
Deferred leasing costs	(5,546)	(4,791)
Change in real estate deposits, net	(1,658)	461
Net cash used in investing activities	(344,106)	(370,622)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(95,885)	(87,966)
Proceeds from mortgage loans	11,610	—
Principal amortization payments	(10,571)	(16,132)
Principal payments on debt, excluding normal amortization	(10,567)	—
Revolving credit facility borrowings	215,000	170,000
Revolving credit facility payments	(215,000)	(170,000)
Proceeds from issuance of senior notes	399,032	396,932
Repurchase of senior notes	(188,756)	(112,312)
Deferred financing costs	(3,977)	(3,803)
Payments for early extinguishment of debt	(12,217)	(9,477)
Cash contributions from noncontrolling interests	10,560	1,285
Cash distributions to noncontrolling interests	(1,495)	(1,521)
Repurchases to settle tax obligations	(5,120)	(2,623)
Issuance of common shares, net	55,116	225,122
Repurchase of common shares	—	(11,042)
Net cash provided by financing activities	147,730	378,463
Change in cash, cash equivalents and restricted cash	(28,971)	160,307
Cash, cash equivalents and restricted cash, at beginning of period	179,421	129,310
Cash, cash equivalents and restricted cash, at end of period	$150,450	$289,617

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$178,795	$122,666
Restricted cash at beginning of period	626	6,644
Cash, cash equivalents and restricted cash at beginning of period	$179,421	$129,310

Cash and cash equivalents at end of period	$150,077	$287,920
Restricted cash at end of period	373	1,697
Cash, cash equivalents and restricted cash at end of period	$150,450	$289,617
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
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
As of September 30, 2021, the Company had ownership interests in approximately 140 consolidated real estate properties, located in 28 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2021 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 18, 2021 (“Annual Report”).
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
During the nine months ended September 30, 2021, the Company acquired interests in four joint ventures with developers, with ownership interests ranging from 80% to 93%. Each joint venture acquired land parcels to develop industrial properties. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company’s financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
In addition, the Company is the primary beneficiary of certain VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. ("LCIF") and ATL Fairburn L.P. ("Fairburn JV"), are consolidated and the Company, as of September 30, 2021, had an approximate 99% and 87% interest, respectively, are VIEs.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of September 30, 2021 and December 31, 2020, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of the consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Real estate, net	$655,464	$569,461
Total assets	$706,320	$679,786
Mortgages and notes payable, net	$25,616	$25,600
Total liabilities	$47,065	$40,974
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
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Cost Capitalization. The Company capitalizes interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use within investments in real estate under construction in the unaudited condensed consolidated balance sheets. In addition, the Company capitalizes operating costs, including real estate taxes, insurance and utilities, that have been allocated to vacant space based on the square footage of the portion of the building not held available for immediate occupancy during the extended lease-up periods after the construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once construction has been completed on a vacant space, project costs are no longer capitalized.
Restricted Cash. Restricted cash is comprised primarily of cash balances held by lenders and operating cash reserves held at one property.
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
September 30, 2021 and 2020
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
BASIC
Net income attributable to common shareholders	$5,028	$40,285	$115,470	$74,088
Weighted-average number of common shares outstanding - basic	278,124,204	274,696,046	276,379,718	264,211,668

Net income attributable to common shareholders - per common share basic	$0.02	$0.15	$0.42	$0.28

DILUTED
Net income attributable to common shareholders	$5,028	$40,285	$115,470	$74,088

Weighted-average common shares outstanding - basic	278,124,204	274,696,046	276,379,718	264,211,668
Effect of dilutive securities:
Shares issuable under forward sales agreements	2,765,030	—	1,290,968	—
Unvested share-based payment awards and options	1,159,224	1,326,716	911,163	1,234,553
Weighted-average common shares outstanding - diluted	282,048,458	276,022,762	278,581,849	265,446,221

Net income attributable to common shareholders - per common share diluted	$0.02	$0.15	$0.41	$0.28
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
The Company completed the following warehouse/distribution acquisition and development transactions during the nine months ended September 30, 2021:

Market(1)	Acquisition/Completion Date	Initial Cost Basis	Primary Lease Expiration at Acquisition Date	Land	Building and Improvements	Lease in-place Value Intangible	Above (Below) Market Lease Intangible, net
Indianapolis, IN	January 2021	$14,310	12/2024	$1,208	$12,052	$1,035	$15
Indianapolis, IN	January 2021	14,120	08/2025	1,162	11,825	1,133	—
Central Florida	January 2021	22,358	05/2031	1,416	19,910	1,032	—
Columbus, OH(2)	March 2021(2)	19,517	03/2024	2,800	16,717	—	—
Houston, TX	May 2021	28,292	08/2028	4,272	22,295	1,725	—
Houston, TX	May 2021	37,686	12/2026	6,489	28,470	2,727	—
Houston, TX	May 2021	11,512	08/2024	1,792	9,089	631	—
Cincinnati/Dayton, OH	June 2021	18,674	06/2023	1,109	16,477	1,088	—
Central Florida	June 2021	48,593	N/A	2,610	45,983	—	—
Greenville-Spartanburg, SC	June 2021	36,903	09/2025	2,376	32,121	2,406	—
Greenville-Spartanburg, SC	June 2021	23,812	06/2026	1,329	21,419	1,064	—
Greenville-Spartanburg, SC	July 2021	29,421	04/2029	2,819	24,508	2,094	—
Greenville-Spartanburg, SC	July 2021	26,106	12/2029	1,169	23,070	1,867	—
Greenville-Spartanburg, SC(3)	July 2021	18,394	N/A	1,020	17,374	—	—
Greenville-Spartanburg, SC	July 2021	31,646	09/2026	1,710	27,817	2,119	—
Columbus, OH	August 2021	29,265	11/2029	2,251	25,184	1,830	—

		$410,609		$35,532	$354,311	$20,751	$15
(1)    A land parcel located in Hebron, OH was also purchased for $371.
(2)    Development project substantially completed and placed into service in March 2021.
(3)    Subsequent to acquisition, property fully leased for 5.5 years.

As of September 30, 2021, the details of the warehouse/distribution real estate under construction are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 9/30/2021	Amount Funded as of 9/30/2021(3)	Estimated Building Completion Date	% Leased as of 9/30/2021	Approximate Lease Term (Years)
Fairburn (87%)(1)(2)	1	Atlanta, GA	907,675	$53,800	$47,551	$43,900	2Q 2021	—%	TBD
KeHE Distributors, BTS (100%)	1	Phoenix, AZ	468,182	72,000	60,044	52,329	4Q 2021	100%	15
Mt. Comfort (80%)(1)	1	Indianapolis, IN	1,053,360	60,300	15,808	9,912	2Q 2022	—%	TBD
Smith Farms (90%)(1)	3	Greenville-Spartansburg, SC	1,939,524	132,800	17,609	13,396	2Q 2022	—%	TBD
Cotton 303 (93%)(1)	2	Phoenix, AZ	880,678	84,200	23,636	20,339	2Q 2022	—%	TBD
Ocala (80%)(1)	1	Central Florida	1,085,280	80,900	21,056	15,093	3Q 2022	—%	TBD

				$484,000	$185,704	$154,969
(1)    Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer partner promote.
(2)    Base building substantially completed during the second quarter of 2021. Property not placed into service as of September 30, 2021. Subsequent to September 30, 2021, signed a seven-year lease for all 907,675 square feet.
(3)    Excludes noncontrolling interests' share.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

As of September 30, 2021, the Company's aggregate investment in the development arrangements was $185,704, which included capitalized interest of $1,806 for the nine months ended September 30, 2021 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets. For the nine months ended September 30, 2020, capitalized interest for the development arrangements was $578.

(4)Dispositions and Impairment
During the nine months ended September 30, 2021 and 2020, the Company disposed of its interests in various properties for an aggregate gross disposition price of $218,796 and $140,573, respectively, and recognized aggregate gains on sales of properties of $104,767 and $41,876, respectively.
Included in the 2021 dispositions are three non-industrial properties with a disposition price of $35,369, which was satisfied through (i) the redemption of 1,598,906 operating partnership units ("OP units"), (ii) the assumption of $11,610 of third party mortgage financing that encumbered two of the properties and (iii) $1,497 of seller financing. The seller financing note receivable has a fixed interest rate of 6.0% per annum and matures on August 1, 2025.
Included in the 2020 dispositions are two office properties located in Charleston, South Carolina and Overland Park, Kansas, each of which was conveyed to the lender in forgiveness of the mortgage loan encumbering the applicable property. The balance of the non-recourse mortgage loan was in excess of the value of the property collateral, resulting in a debt satisfaction gain, net of $29,016.
As of September 30, 2021, the Company had four properties classified as held for sale because the properties met the criteria included under the held for sale accounting guidance and a sale to a third party within the next 12 months was deemed probable. As of December 31, 2020, the Company had two properties that met the held for sale criteria.

Assets and liabilities of the held for sale properties as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Assets:
Real estate, at cost	$37,406	$32,629
Real estate, intangible assets	6,417	7,941
Accumulated depreciation and amortization	(14,246)	(24,312)
Other	568	272
	$30,145	$16,530

Liabilities:
Accounts payable and other liabilities	$1,122	$790
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
During the nine months ended September 30, 2021, the Company recognized an impairment charge of $2,048 related to a vacant office property located in McDonough, Georgia. During the nine months ended September 30, 2020, the Company recognized aggregate impairment charges of $7,792, consisting of two impairment charges of $1,617 and $6,175 on a vacant office property located in Houston, Texas, later sold in 2020, and an industrial property located in Kalamazoo, Michigan, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(10,891)	$—	$(10,891)	$—
Impaired real estate assets(1)	$2,980	$—	$—	$2,980

	Balance	Fair Value Measurements Using
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(17,963)	$—	$(17,963)	$—
Impaired real estate assets(2)	$21,141	$—	$2,480	$18,661
(1)    Represents non-recurring fair value measurement as of the impairment date. The fair value is calculated as of the impairment date. The Company measured the $2,980 fair value based on a discounted cash flow analysis, using a discount rate and residual capitalization rate of 8.0%, respectively. As significant inputs to the discounted cash flow models are unobservable, the Company determined that the value determined for this property falls within Level 3 of the fair value reporting hierarchy.
(2)    Represents non-recurring fair value measurement as of the impairment date. The fair value is calculated as of the impairment date. $2,480 was based on an observable contract thus Level 2. The Company measured $18,661 of these fair values based on discounted cash flow analysis, using a discount rate of 9.0% and residual capitalization rates ranging from 8.0% to 9.0%. As significant inputs to the discounted cash flow models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.

The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2021 and December 31, 2020, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, excluding held for sale assets, as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,529,113	$1,533,534	$1,341,242	$1,368,151

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
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Company estimates that the fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates carrying value due to the relatively short maturity of the instruments.

(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		September 30, 2021	September 30, 2021	December 31, 2020
NNN Office JV LP ("NNN JV")	(1)	20%	$26,030	$31,615
Etna Park 70 LLC	(2)	90%	12,857	12,514
Etna Park East LLC	(3)	90%	7,979	7,484
BSH Lessee L.P.	(4)	25%	4,155	4,851
			$51,021	$56,464
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
During the nine months ended September 30, 2020, NNN JV sold two assets and the Company recognized a gain on the transaction of $557 within equity in earnings (losses) of non-consolidated entities in its unaudited condensed consolidated statement of operations. In conjunction with these property sales, NNN JV received net proceeds of $8,504 after the satisfaction of an aggregate of $40,800 of its non-recourse mortgage indebtedness.

(7)Debt
The Company had the following mortgages and notes payable outstanding as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Mortgages and notes payable	$117,275	$138,412
Unamortized debt issuance costs	(1,642)	(1,883)
Mortgages and notes payable, net	$115,633	$136,529

Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 5.4%, and 3.5% to 6.3%, at September 30, 2021 and December 31, 2020, respectively, and all mortgages and notes payables mature between 2023 and 2032 as of September 30, 2021. The weighted-average interest rate was 4.3% and 4.5% at September 30, 2021 and December 31, 2020, respectively.
On July 12, 2021, LCIF encumbered two of its properties with mortgage debt in the amount of $11,610. Subsequently, on July 12, 2021, certain operating partnership unitholders assumed the mortgages upon purchasing the properties. See note 4, Dispositions and Impairment.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company had the following senior notes outstanding as of September 30, 2021 and December 31, 2020:

Issue Date	September 30, 2021	December 31, 2020	Interest Rate	Maturity Date	Issue Price
August 2021	$400,000	$—	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
June 2013	—	188,756	4.25%	June 2023	99.026%
	998,932	787,688
Unamortized debt discount	(3,760)	(3,491)
Unamortized debt issuance cost	(7,582)	(4,922)
Senior notes payable, net	$987,590	$779,275
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a make-whole premium.
In August 2021, the Company issued $400,000 aggregate principal amount of 2.375% Senior Notes due 2031 (“2031 Senior Notes”) at an issuance price of 99.758% of the principal amount. The Company issued the 2031 Senior Notes at an initial discount of $968 which is being recognized as additional interest expense over the term of the 2031 Senior Notes.
During the three months ended September 30, 2021, the Company used a portion of the net proceeds from the offering of the 2031 Senior Notes to redeem the $188,756 aggregate principal balance of its outstanding 4.25% Senior Notes due 2023 (“2023 Senior Notes”). The consideration paid included a make-whole premium of $12,191 and $2,028 of accrued and unpaid interest. The Company recognized a $12,948 debt satisfaction loss related to the aggregate redemptions.
In August 2020, the Company issued $400,000 aggregate principal amount of 2.7% Senior Notes due 2030 (“2030 Senior Notes”) at an issuance price of 99.233% of the principal amount. The Company issued the 2030 Senior Notes at an initial discount of $3,068 which is being recognized as additional interest expense over the term of the 2030 Senior Notes.
During the three months ended September 30, 2020, the Company used a portion of the net proceeds from the offering of the 2030 Senior Notes to repurchase $61,244 and $51,068 aggregate principal balance of its outstanding 2023 Senior Notes and 4.40% Senior Notes due 2024 (“2024 Senior Notes”), respectively, through a tender offer. The tender offer consideration included $9,477 in prepayment costs and fees and $1,024 of accrued interest. The Company recognized a $10,066 debt satisfaction loss related to the aggregate repurchases, which included a write-off of the proportionate amount of unamortized discount and debt issuance costs related to the 2023 Senior Notes and 2024 Senior Notes.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of September 30, 2021, are as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(2)	January 2025	LIBOR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to February 2024 at the Company's option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At September 30, 2021, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2)    The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum. The aggregate unamortized debt issuance costs for the term loan was $1,680 and $2,057 as of September 30, 2021 and December 31, 2020, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at September 30, 2021.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option and bear interest at a variable rate of three-month LIBOR plus 170 basis points through maturity. The interest rate at September 30, 2021 was 1.829%. As of September 30, 2021 and December 31, 2020, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,550 and $1,625, respectively, of unamortized debt issuance costs.
Capitalized interest recorded during the nine months ended September 30, 2021 and 2020 was $2,124 and $1,112, respectively.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2021 and 2020.
During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months ending September 30, 2022, the Company estimates that an additional $4,863 will be reclassified as an increase to interest expense if the swaps remain outstanding.

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets:

	As of September 30, 2021		As of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Accounts Payable and Other Liabilities	$(10,891)	Accounts Payable and Other Liabilities	$(17,963)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives September 30,		Amount of Loss Reclassified from Accumulated OCI into Income (1) September 30,
Hedging Relationships	2021	2020	2021	2020
Interest Rate Swaps	$3,381	$(19,934)	$3,691	$2,175
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statement of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations in which the effects of cash flow hedges are recorded was $35,170 and $42,610 for the nine months ended September 30, 2021 and 2020, respectively.
The Company's agreements with swap derivatives counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2021, the Company had not posted any collateral related to the agreements.

(9)    Lease Accounting
The following is a summary of the Company's accounting for leases as of and during the nine months ended September 30, 2021 and 2020:
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
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectable, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. During the nine months ended September 30, 2020, the Company wrote off a deferred rent receivable balance of $615, as a reduction of rental revenue, related to a tenant that dissolved and surrendered its leased premises in an industrial property located in the Columbus, Ohio market.
Certain tenants have been experiencing financial difficulties as a result of the COVID-19 pandemic. During the nine months ended September 30, 2020, the Company wrote off an aggregate deferred rent receivable balance of $1,383, as a reduction of rental revenue, related to tenants with rent collectability concerns. During the nine months ended September 30, 2021 and 2020, the Company wrote off an aggregate of $463 and $177, respectively, accounts receivable relating to certain tenants suffering from the current economic conditions.
The Company determined that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of September 30, 2020, the Company incurred $67 of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations. The Company incurred no leasing costs that were not incremental for the execution of leases as of September 30, 2021.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
Classification	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed	$71,357	$74,902	$213,929	$219,542
Variable(1)(2)	10,996	8,690	40,641	23,879
Total	$82,353	$83,592	$254,570	$243,421
(1)    Primarily comprised of tenant reimbursements.
(2)    Variable income contains termination income of $14,105 and $662 for the nine months ended September 30, 2021 and 2020, respectively. The 2021 termination fee income primarily related to a tenant that terminated its lease at the Company's Durham, New Hampshire industrial property.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of September 30, 2021 were as follows:

2021 - remainder	$68,554
2022	277,267
2023	277,523
2024	241,780
2025	211,975
2026	188,128
Thereafter	767,235
Total	$2,032,462

Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of September 30, 2021. The leases have remaining lease terms of up to 42 years, some of which include options to extend the leases in 5 to 10-year increments for up to 52 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Supplemental information related to operating leases is as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Weighted-average remaining lease term
Operating leases (years)	11.3	12.3
Weighted-average discount rate
Operating leases	4.1%	4.2%

The components of lease expense for the nine months ended September 30, 2021 and 2020 were as follows:

Income Statement Classification	Fixed	Variable	Total
2021:
Property operating	$2,734	$2	$2,736
General and administrative	1,037	24	1,061
Total	$3,771	$26	$3,797

2020:
Property operating	$2,985	$—	$2,985
General and administrative	1,012	76	1,088
Total	$3,997	$76	$4,073
The Company recognized sublease income of $2,569 and $2,824 for the nine months ended September 30, 2021 and 2020, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of September 30, 2021:

Operating Leases
2021 - remainder	$1,192
2022	5,005
2023	5,155
2024	5,021
2025	5,021
2026	3,985
Thereafter	13,486
Total lease payments	$38,865
Less: Imputed interest	(8,756)
Present value of operating lease liabilities	$30,109

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2021 and 2020, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(11)Equity
Shareholders' Equity:
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts. The following table summarizes common share issuances under the ATM program for the nine months ended September 30, 2021 and September 30, 2020, respectively:

	Nine Months Ended September 30, 2021
	Shares Sold	Net Proceeds
2021 ATM Issuances	1,052,800	$13,574

	Nine Months Ended September 30, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	5,950,882	$61,032

During the nine months ended September 30, 2021, the Company settled 3,875,751 common shares previously sold on a forward basis on the maturity date of the contracts and received $41,933 of net proceeds. There were no forward share settlements during the nine months ended September 30, 2020.

As of September 30, 2021, an aggregate of 4,763,989 common shares were sold in forward sales contracts that have not been settled and had an aggregate settlement price of $50,721, which is subject to adjustment in accordance with the forward sales contracts. The Company expects to settle the forward sales contracts by the maturity dates in February 2022.

In February 2021, the Company amended the terms of its ATM offering program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of September 30, 2021, common shares with an aggregate value of $294,985 remain available for issuance under the ATM program.

Underwritten equity offerings. In May 2021, the Company entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. Subject to the Company's rights to elect cash or net share settlement, the Company expects to settle the forward sales contracts by the maturity date in May 2022. As of September 30, 2021, the forward sales contracts had an aggregate settlement price of $189,777, which is subject to adjustment in accordance with the forward sales contracts.

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

Nonemployee Stock Based Compensation. During the nine months ended September 30, 2021 and 2020, the Company issued 38,803 and 35,880, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $437 and $375, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Share Repurchase Program. In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 in 2018. This share repurchase program has no expiration date. During the nine months ended September 30, 2020, the Company repurchased and retired 1,329,940 common shares at an average price of $8.28 per common share under the share repurchase program. There were no common shares repurchased during the nine months ended September 30, 2021. As of September 30, 2021, 8,976,315 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at September 30, 2021. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of September 30, 2021, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$(17,963)	$(1,928)
Other comprehensive gain (loss) before reclassifications	3,381	(19,934)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	3,691	2,175
Balance at end of period	$(10,891)	$(19,687)
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
During the nine months ended September 30, 2021, LCIF redeemed and cancelled 1,598,906 OP units in connection with the disposition of three properties. As of September 30, 2021, there were approximately 824,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months Ended September 30,
	2021	2020
Net income attributable to Lexington Realty Trust shareholders	$120,358	$78,924
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for reallocation of noncontrolling interests	435	—
Increase in additional paid-in-capital for redemption of noncontrolling OP units	670	632
Change from net income attributable to shareholders and transfers from noncontrolling interests	$121,463	$79,556

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
As of September 30, 2021, the Company has committed to develop six consolidated development projects and expects to incur approximately $99,776, $153,024 and $38,675 in 2021, 2022 and 2023, respectively, excluding noncontrolling interests' share, to substantially complete the construction of the projects. The remaining two development projects are owned by non-consolidated joint ventures. Due to the early stage of development of each non-consolidated project and the uncertainty of construction schedules at such stage, the Company is unable to estimate the timing of the required fundings for the non-consolidated development projects.
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
September 30, 2021 and 2020
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(14)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2021 and 2020, the Company paid $35,515 and $34,818, respectively, for interest and $1,273 and $1,525, respectively, for income taxes.
As a result of the foreclosure of two office properties located in South Carolina and Kansas, during the nine months ended September 30, 2020, there was a non-cash change of $38,942 and $14,188 in mortgages and notes payable, net, and real estate, net, respectively.

During the nine months ended September 30, 2021 and 2020, the Company exercised extension options on leases that resulted in a non-cash increase of $438 and $719, respectively, to the related operating lease liability and right of use asset.

During the nine months ended September 30, 2021, LCIF disposed of three real estate assets. The consideration included the redemption of OP units valued at $22,305 and the assumption of the aggregate related non-recourse mortgage debt of $11,610.

The acquisition of the RR Ocala 44, LLC joint venture included a $489 non-cash increase to investments in real estate under construction and the noncontrolling interest because a member of the joint venture made a non-cash contribution of the land in exchange for its ownership interest in the joint venture.

(15)Subsequent Events
Subsequent to September 30, 2021, the Company:
•acquired three industrial properties for an aggregate cost of approximately $76,400; and,
•disposed of two properties for aggregate gross proceeds of approximately $25,400.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only Lexington Realty Trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021. The results of operations contained herein for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for a full year.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of Lexington Realty Trust for the three and nine months ended September 30, 2021 and 2020, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 18, 2021, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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
Related supply chain disruptions have caused delays in receiving, and increased the costs of, building materials. We do not currently believe such disruptions will have a material impact on our financial condition.
We remain unable to estimate the long-term impacts COVID-19 will have on our financial condition.

Third Quarter 2021 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2021.
Leasing Activity:
During the third quarter of 2021, we entered into new leases and lease extensions encompassing 2.6 million square feet. The average fixed rent on these extended leases was $5.07 per square foot compared to the average fixed rent on these leases before extension of $4.78 per square foot. The weighted-average cost of tenant improvements and lease commissions was $0.45 per square foot for extended leases and $2.67 per square foot for new leases.
Investments:
•Acquired five industrial properties for an aggregate cost of $134.8 million.
•We also invested an aggregate of $57.1 million in six consolidated development projects, which amount excludes our joint venture partners' share.
Capital Recycling:
•Disposed of our interests in three consolidated properties for an aggregate gross disposition price of $35.4 million.
Debt:
•Repaid $215.0 million on our revolving credit facility.
•Issued $400.0 million aggregate principal amount of 2.375% Senior Notes due 2031 ("2031 Senior Notes") at an issuance price of 99.758% of the principal amount.
•Repurchased $188.8 million aggregate principal balance of our outstanding 4.25% Senior Notes due 2023 ("2023 Senior Notes").
•Satisfied a $10.6 million non-recourse mortgage loan encumbering our Whippany, New Jersey office property.
Equity:
•Issued 1.1 million common shares under our At-the-Market offering program and generated net proceeds of $13.9 million.
•Settled 3.9 million common shares previously sold on a forward basis for net proceeds of $41.9 million.

Acquisitions/Disposition Activity:
During the nine months ended September 30, 2021, we acquired/completed the following warehouse/distribution assets, inclusive of the acquisitions referenced above:

Market (1)	Square Feet	Initial Capitalized Cost (millions)	Date Acquired/Completed	Approximate Lease Term (years)(2)	% Leased at Acquisition
Indianapolis, IN	149,072	$14.3	January 2021	4	100%
Indianapolis, IN	149,072	14.1	January 2021	6	100%
Central Florida	222,134	22.4	January 2021	10	53%
Columbus, OH(3)	320,190	19.5	March 2021	3	100%
Houston, TX	233,190	28.3	May 2021	7	100%
Houston, TX	402,648	37.7	May 2021	6	100%
Houston, TX	102,863	11.5	May 2021	3	100%
Cincinnati/Dayton, OH	194,936	18.7	June 2021	2	100%
Central Florida	510,484	48.6	June 2021	N/A	—%
Greenville-Spartanburg, SC	396,073	36.9	June 2021	4	100%
Greenville-Spartanburg, SC	210,820	23.8	June 2021	7	62%
Greenville-Spartanburg, SC	275,400	29.4	July 2021	8	100%
Greenville-Spartanburg, SC	235,600	26.1	July 2021	9	100%
Greenville-Spartanburg, SC(4)	195,000	18.4	July 2021	N/A	—%
Greenville-Spartanburg, SC	327,360	31.6	July 2021	5	100%
Columbus, OH	292,730	29.3	August 2021	8	100%
	4,217,572	$410.6
(1)    Land parcel in Hebron, OH was also purchased for a total investment of $0.4 million.
(2)    Represents the lease term of the primary tenant.
(3)    Development project substantially completed and placed into service.
(4)    Subsequent to acquisition, property fully leased for 5.5 years.

During the nine months ended September 30, 2021, we disposed of ten properties, inclusive of the dispositions reference above, for an aggregate gross disposition price of $218.8 million
Development Activity:
As of September 30, 2021, we had six consolidated development projects in process with an aggregate estimated total cost of $484.0 million. We anticipate our remaining funding obligation to substantially complete the construction of these six projects, exclusive of our joint venture partners' share, to be approximately $291.5 million.

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
At September 30, 2021, our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2025. In addition, certain of our subsidiaries are obligated to fund the construction of our development projects and we sometimes guaranty these obligations. We believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($150.1 million at September 30, 2021), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($600.0 million at September 30, 2021, subject to covenant compliance), which expires in 2023, but can be extended by us to 2024, unsettled forward common share sale contracts, and future cash flows from operations.

Cash flows from operations were $167.4 million for the nine months ended September 30, 2021 as compared to $152.5 million for the nine months ended September 30, 2020. The increase was primarily related to the impact of cash flow generated from acquiring properties and termination fee income, partially offset by property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $344.1 million and $370.6 million during the nine months ended September 30, 2021 and 2020, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities, investment in a note receivable and changes in real estate deposits, net. Cash provided by investing activities primarily related to net proceeds received from the disposition of real estate and distributions from non-consolidated entities.
Net cash provided by financing activities totaled $147.7 million and $378.5 million during the nine months ended September 30, 2021 and 2020, respectively. Cash provided by financing activities primarily related to the issuance of the 2031 Senior Notes, revolving credit facility borrowings, mortgage proceeds, issuances of common shares and cash contributions from noncontrolling interests. Cash used in financing activities primarily related to the redemption of the 2023 Senior Notes, dividend and debt service payments.

Common Share Issuances:
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts. The following table summarizes common share issuances under the ATM program for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30, 2021
	Shares Sold	Net Proceeds
2021 ATM Issuances	1,052,800	$13.6 million

	Nine Months Ended September 30, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	5,950,882	$61.0 million

During the nine months ended September 30, 2021, we settled 3,875,751 common shares previously sold on a forward basis on the maturity date of the contract and received $41.9 million of net proceeds. There were no forward share settlements during the nine months ended September 30, 2020.

As of September 30, 2021, an aggregate of 4,763,989 common shares were sold in forward sales contracts that have not been settled and had an aggregate settlement price of $50.7 million, which is subject to adjustment in accordance with the forward sales contracts.

In February 2021, we amended the terms of our ATM offering program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of September 30, 2021, common shares with an aggregate value of $295.0 million remain available for issuance under the ATM program.

Underwritten Equity Offerings. In May 2021, we entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. Subject to our rights to elect cash or net share settlement, we expect to settle the forward sales contracts by the maturity date of May 2022. As of September 30, 2021, the forward sales contracts had an aggregate settlement price of $189.8 million, which is subject to adjustment in accordance with the forward sales contracts.

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

Dividends. Dividends paid to our common and preferred shareholders were $95.9 million and $88.0 million in the nine months ended September 30, 2021 and 2020, respectively.
We declared a quarterly dividend of $0.1075 per common share during the three months ended September 30, 2021, which is an increase from the $0.105 per common share quarterly dividend declared during the three months ended September 30, 2020.
UPREIT Structure. As of September 30, 2021, 0.8 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $11.8 million based on our closing price of $12.75 per common share as of September 30, 2021 and a redemption factor of approximately 1.13 common shares per OP unit.

Financings. The following senior notes were outstanding as of September 30, 2021:

Issue Date	Face Amount ($000)	Interest Rate	Maturity Date	Issue Price
August 2021	$400,000	2.375%	October 2031	99.758%
August 2020	400,000	2.70%	September 2030	99.233%
May 2014	198,932	4.40%	June 2024	99.883%
	$998,932
Each series of senior notes is unsecured and requires payment of interest semi-annually in arrears. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the Senior Notes being redeemed plus a make-whole premium.
In August 2021, we issued $400.0 million aggregate principal amount of 2031 Senior Notes at an issuance price of 99.758% of the principal amount. We issued the 2031 Senior Notes at an initial discount of $1.0 million, which is being recognized as additional interest expense over the term of the 2031 Senior Notes.
During the three months ended September 30, 2021, we used a portion of the net proceeds from the offering of the 2031 Senior Notes to redeem the $188.8 million aggregate principal balance of our outstanding 2023 Senior Notes. The consideration paid included a make-whole premium of $12.2 million and $2.0 million of accrued and unpaid interest. We recognized a $12.9 million debt satisfaction loss related to the aggregate redemption.
A summary of the maturity dates and interest rates of our unsecured credit agreement, as of September 30, 2021, are as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(2)	January 2025	LIBOR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to February 2024 at our option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At September 30, 2021, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)    The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum.

As of September 30, 2021, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Results of Operations
Three months ended September 30, 2021 compared with three months ended September 30, 2020. The decrease in net income attributable to common shareholders of $35.3 million was primarily due to the items discussed below.
The decrease in total gross revenues of $1.1 million was primarily due to a decrease in rental revenue due to the sale of properties, partially offset by acquisition revenue.
The increase in depreciation and amortization expense of $4.8 million was primarily due to acquisition activity.
The increase in general and administrative expense of $1.1 million was primarily due to an increase in payroll expense.
The decrease in interest and amortization expense of $1.4 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.
The decrease in debt satisfaction gains, net, of $30.8 million was primarily related to the recognition of a debt satisfaction gain of $27.6 million upon the foreclosure of our Overland Park, Kansas office property, offset by a $10.1 million debt satisfaction loss incurred as a result of the repurchase of a portion of the 2023 Senior Notes and 2024 Senior Notes pursuant to a tender offer in 2020. During the third quarter of September 2021, we incurred debt satisfaction losses of $13.2 million primarily related to the redemption of our 2023 Senior Notes.
The decrease in impairment charges of $4.1 million is related to the timing of an impairment charge recognized on certain properties. The impairments were primarily due to a potential sale, vacancy and lack of leasing prospects.

The decrease in gains on sales of properties of $4.8 million related to the timing of property dispositions.
The decrease in net income attributable to noncontrolling interests of $1.3 million was primarily attributable to an allocation of the OP unit's share of gains on sale of properties from LCIF.
Nine months ended September 30, 2021 compared with nine months ended September 30, 2020. The increase in net income attributable to common shareholders of $41.4 million was primarily due to the items discussed below.
The increase in total gross revenues of $10.4 million was primarily a result of an increase of $13.4 million in termination income recognized during the nine months ended September 30, 2021. The increase was offset by a decrease in rental revenue of $2.3 million primarily due to the timing of property sales and a $0.8 million decrease in other revenue primarily due to an incentive fee earned upon the sale of a property that we managed for a third-party real estate owner in 2020 with no comparable revenue earned in 2021.
The increase in depreciation and amortization expense of $9.7 million was primarily due to acquisition activity.
The increase in property operating expense of $2.1 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in general and administrative expenses of $2.1 million was primarily due to an increase in payroll expense.
The increase in non-operating income of $0.6 million was primarily due to funds received for land easements at two of our properties in 2021 with no comparable income in 2020.
The decrease in interest and amortization expense of $7.4 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.
The decrease in debt satisfaction gains, net, of $32.2 million was primarily the recognition of aggregate debt satisfaction gains of $29.0 million upon the foreclosure of our Charleston, South Carolina and Overland Park, Kansas properties, offset by a $10.1 million debt satisfaction loss incurred as a result of the repurchase of a portion of the 2023 Senior Notes and 2024 Senior Notes pursuant to a tender offer in 2020. During the third quarter of September 2021, we incurred debt satisfaction losses of $13.2 million primarily related to the redemption of our 2023 Senior Notes.
The decrease in impairment charges of $5.7 million is related to the timing of an impairment charge recognized on certain properties. The impairments were primarily due to a potential sale, vacancy and lack of leasing prospects.
The increase in gains on sales of properties of $62.9 million related to the timing of property dispositions.
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

Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income, net), and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the nine months ended September 30, 2021 and 2020 ($000's):

	Nine Months Ended September 30,
	2021	2020
Total cash base rent	$170,269	$169,229
Tenant reimbursements	21,071	20,086
Property operating expenses	(25,400)	(24,518)
Same-store NOI	$165,940	$164,797

Our reported same-store NOI increased from the first nine months of 2020 to the first nine months of 2021 by 0.7%. As of September 30, 2021 and 2020, our historical same-store square footage leased was 98.7% and 99.8%, respectively.

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

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Nine Months Ended September 30,
	2021	2020
Net income	$122,320	$81,169

Interest and amortization expense	35,170	42,610
Provision for income taxes	986	1,361
Depreciation and amortization	130,579	120,869
General and administrative	24,695	22,612
Transaction costs	205	81
Non-operating/advisory fee income	(3,239)	(3,392)
Gains on sales of properties	(104,767)	(41,876)
Impairment charges	2,048	7,792
Debt satisfaction (gains) losses, net	13,222	(18,950)
Equity in (earnings) losses of non-consolidated entities	249	(35)
Lease termination income, net	(13,787)	(662)
Straight-line adjustments	(8,146)	(10,224)
Lease incentives	605	732
Amortization of above/below market leases	(1,211)	(1,110)
NOI	198,929	200,977

Less NOI:
Acquisitions and dispositions	(32,989)	(36,180)
Same-Store NOI	$165,940	$164,797

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and nine months ended September 30, 2021 and 2020 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$5,028	$40,285	$115,470	$74,088
Adjustments:
Depreciation and amortization	44,652	39,858	128,442	118,605
Impairment charges - real estate	2,048	6,175	2,048	7,792
Noncontrolling interests - OP units	240	1,518	1,391	1,702
Amortization of leasing commissions	707	697	2,137	2,264
Joint venture and noncontrolling interest adjustment	2,115	2,094	6,344	6,463
Gains on sales of properties, including non-consolidated entities	(16,122)	(20,886)	(104,767)	(42,433)
FFO available to common shareholders and unitholders - basic	38,668	69,741	151,065	168,481
Preferred dividends	1,573	1,573	4,718	4,718
Amount allocated to participating securities	37	46	170	118
FFO available to all equityholders and unitholders - diluted	40,278	71,360	155,953	173,317
Transaction costs	64	1	205	81
Debt satisfaction gains (losses), net, including non-consolidated entities	13,222	(17,522)	13,222	(18,894)
Adjusted Company FFO available to all equityholders and unitholders - diluted	$53,564	$53,839	$169,380	$154,504

Per Common Share and Unit Amounts
Basic:
FFO	$0.14	$0.25	$0.54	$0.63

Diluted:
FFO	$0.14	$0.25	$0.55	$0.63
Adjusted Company FFO	$0.19	$0.19	$0.59	$0.57

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	278,124,204	274,696,046	276,379,718	264,211,668
Operating partnership units(1)	1,161,757	3,060,436	2,263,105	3,100,309
Weighted-average common shares outstanding - basic FFO	279,285,961	277,756,482	278,642,823	267,311,977

Diluted:
Weighted-average common shares outstanding - diluted EPS	282,048,458	276,022,762	278,581,849	265,446,221
Operating partnership units(1)	1,161,757	3,060,436	2,263,105	3,100,309
Unvested share-based payment awards	53,320	19,261	35,645	19,813
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	287,974,105	283,813,029	285,591,169	273,276,913
(1)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of September 30, 2021, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $395.2 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $129.1 million at each of September 30, 2021 and 2020, which represented 8.4% and 8.3%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended September 30, 2021 and 2020, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 2.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2021 and 2020 would have increased by $0.6 million and $0.4 million, respectively. During the nine months ended September 30, 2021 and 2020, our variable-rate interest rate was 1.7% and 2.5%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2021 and 2020 would have increased by $1.3 million and $1.4 million, respectively. At each of September 30, 2021 and 2020, our aggregate principal consolidated fixed-rate debt was $1.4 billion, which represented 91.6% and 91.7%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of September 30, 2021. We believe the fair value is indicative of the interest rate environment as of September 30, 2021, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.4 billion as of September 30, 2021.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2021, we had four interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
There were no share repurchases during the quarter ended September 30, 2021 under our share repurchase authorization most recently announced on November 2, 2018, which has no expiration date. There were 8,976,315 shares that may yet be purchased under our share repurchase authorization.

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

4.19	—
Third Supplemental Indenture, dated as of August 30, 2021, among the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 30, 2021)(1)

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2021 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 4, 2021	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	November 4, 2021	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)