Form 10-K
period 2021-12-31
LXP Industrial Trust
filed 2022-02-24
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________
Commission File Number 1-12386
LXP INDUSTRIAL TRUST
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of LXP Industrial Trust held by non-affiliates as of June 30, 2021, which was the last business day of the registrant's most recently completed second fiscal quarter, was $3,249,694,342 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $11.95 per share.
Number of common shares outstanding as of February 22, 2022 was 285,653,041.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for LXP Industrial Trust's Annual Meeting of Shareholders, or an amendment on Form 10-K/A, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Introduction
Unless stated otherwise or the context otherwise requires, the “Company,” the “Trust,” “LXP ,” “we,” “our,” and “us” refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.
When we use the term “REIT,” we mean real estate investment trust. All references to 2021, 2020 and 2019 refer to our fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
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
PART I.
Item 1. Business
General
We are a Maryland real estate investment trust, qualified as a REIT for federal income tax purposes, focused on single-tenant warehouse/distribution real estate investments. A majority of our properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, certain leases provide that the landlord is responsible for certain operating expenses.
As of December 31, 2021, we had equity ownership interests in approximately 121 consolidated real estate properties, located in 23 states and containing an aggregate of approximately 54.8 million square feet of space, approximately 97.4% of which was leased.

History and Current Corporate Structure
We became a Maryland REIT in December 1997. Prior to that, our predecessor was organized in the state of Delaware in October 1993 upon the rollup of two partnerships focused on the investment in diversified net-leased assets. Primarily all of our business is conducted through wholly-owned subsidiaries, but we conduct a portion of our business through an operating partnership subsidiary, Lepercq Corporate Income Fund L.P., which we refer to as LCIF.

Historically, LCIF enabled us to acquire properties by issuing limited partner interests in LCIF, which we refer to as OP units, to sellers of property, as a form of consideration in exchange for the property. The outstanding OP units not held by LXP are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. As of December 31, 2021, there were approximately 0.8 million OP units outstanding, other than OP units held by LXP, which were convertible into approximately 0.9 million common shares, assuming redemptions are satisfied entirely with common shares.
Since December 31, 2015 through December 31, 2021, we transitioned our portfolio from approximately 16% warehouse/distribution assets to approximately 98% warehouse/distribution assets. As of December 31, 2021, our portfolio consisted of 109 warehouse/distribution facilities and 12 other properties.

On February 8, 2022, we announced that our Board of Trustees initiated a review of our strategic alternatives.

Strategy
General. Our business strategy is focused on growing our portfolio with attractive warehouse/distribution properties in target markets while maintaining a strong flexible balance sheet to allow us to act on opportunities as they arise. Going forward, we intend to continue acquiring warehouse/distribution properties with strong income and growth characteristics that we believe provide an optimal balance of income and capital appreciation.

We provide capital to merchant builders by providing construction financing and/or a takeout for build-to-suit projects, speculative development properties and recently developed properties with vacancy. We believe our development strategy provides us with higher returns than we could obtain in the existing purchase market. We also believe our strategy mitigates against certain development risks and overhead costs because we partner with merchant builders, who are generally responsible for typical cost overruns. However, we are constantly exploring ways to be more efficient and earn higher returns.
We believe our current strategy provides shareholders with a secure dividend that mitigates against unexpected costs and the cyclicality of many asset classes and investment strategies. While we believe our strategy is more defensive than most industrial REITs, we believe this makes us a “safe alternative” for investors in the industrial sector and the net lease sector.
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
Our target markets in the Sunbelt are Phoenix, Dallas-Fort Worth, Memphis, Atlanta, Savannah, Greenville-Spartanburg and Central Florida. The markets in the Southeast offer favorable business climates, proximity to one of the fastest-growing population regions in the United States and access to significant rail, port and air logistics networks.
Our target markets in the Midwest are in Illinois, Indiana and Ohio, with a particular focus on the lower Midwest markets of Cincinnati, Columbus and Indianapolis. The markets in this geographic region are attractive to e-commerce tenants primarily due to less expensive occupancy costs compared to coastal markets, their central location with access to major U.S. population centers and extensive multi-modal transportation linkages.
We believe the attributes of our target markets attract tenants and drive demand for space in these markets. We expect to continue to grow within each of these target markets while reviewing additional markets for expansion.

Building Type. We target general purpose warehouse/distribution facilities that are versatile and easily leased to alternative users and have other attractive features, including some or all of the following features:
•Clear heights generally ranging from 28 feet for smaller buildings to 40 feet for larger buildings.
•Wide column spacing and speed bays.
•Efficient loading dock ratios.
•Deep truck courts.
•Cross docking for larger facilities.
•Ample trailer and employee parking.
The average age of the properties we acquired/completed and placed into service in 2021 was approximately 1.5 years.

Tenants. We believe we have a diversified tenant base and are not dependent upon any one tenant. See “Item 2—Properties—Tenant Diversification.”

Institutional Fund Management. We also provide advisory services and co-invest with high-quality institutional investors in non-consolidated entities. Two of these institutional joint ventures, for which there are no future commitments, are invested in non-industrial assets.

During 2021, we recapitalized a portfolio of 22 special purpose industrial assets comprised of manufacturing and cold storage assets through the formation of an institutional joint venture, NNN MFG Cold JV L.P. ("MFG Cold JV") in which we held a 20% interest as of December 31, 2021. We expect to grow MFG Cold JV with an additional equity commitment of $250 million, of which our proportionate share is $50 million, by acquiring special purpose industrial properties outside of our core warehouse/distribution focus. We believe investing in special purpose industrial properties allows us to mitigate the risk of investing in these types of industrial assets while earning certain fees related to the operation and growth of the joint venture.

Our institutional joint ventures use non-recourse mortgage loans to finance their investments.

Insurance
We maintain comprehensive property, liability and pollution insurance policies with limits that we believe are appropriate for our portfolio. Our property insurance policy includes business interruption and windstorm coverage. The premiums for our property liability and pollution insurance are generally reimbursed by our tenants.

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
Human Capital
While our investment focus is on physical assets, human capital is critical to our success. We believe our management team is best-in-class with a track record for value creation. We maintain a supportive work atmosphere that values community and promotes professional and personal growth, work autonomy, and health and wellness. We rely on our employees and the employees of our contractors and vendors to operate our business and implement our strategy.
Employees. As of December 31, 2021, we had 62 full-time employees and 1 part-time employee. Each of our employees work in one or more of the following departments: Investments, Asset Management, Accounting, Tax, Corporate, Legal and Information Technology.
Other than certain of our executive officers, we do not believe that any one employee is material to our operations, but we believe that all of our employees are important for our operations. However, the compensation for employees with the title Assistant Vice President and above generally includes long-term equity awards in an effort to retain their services.
On at least an annual basis, our Chief Executive Officer submits a management succession plan that provides for the ordinary course and emergency succession for our Chief Executive Officer and other key members of management, which is reviewed by the Nominating and Corporate Governance Committee of our Board of Trustees and, ultimately, our Board of Trustees.
Due to the ongoing COVID-19 pandemic, most of our employees are working remotely. We have regularly engaged with our employees through company-wide video-conference meetings and social events.
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
•Flexible working arrangements where employees are able to work from home on specified days per workweek (during non-pandemic times).
•Technology allowance to offset the costs of working remotely.
Due to the small size of our employee base, our turnover is generally low. In 2021, five employees voluntarily or involuntarily separated service from us and we hired 12 employees for a net change of seven employees.

Demographics. We believe there are many benefits to diversity in our employee base. Of our 62 full-time employees at December 31, 2021, 61% were female and 42% were non-white. Of our 11 executive employees at December 31, 2021, 27% were female and 9% were non-white.
In 2020, our employees formed a Diversity, Equity and Inclusion Committee, or the DEIC. The mission of the DEIC is to make LXP better by actively promoting diversity, equity and inclusion officewide as well as for and among our current and future stakeholders. To that end, we are establishing programs and initiatives to motivate and empower LXP to make a positive difference, including programs focused on recruiting. Furthermore, we maintain a diversity, equity and inclusion policy.
Training and Development. We maintain a variety of training programs for our employees, including those for sustainability, accounting, cybersecurity, harassment and anti-corruption/bribery.

Employee Engagement. We regularly engage our employees through the following methods:
•During 2021, we conducted a mid-year performance review for our non-executive employees and a year-end performance review for all of our employees. The year-end performance review consisted of a 180-degree review where non-executive employees reviewed their immediate supervisor. We believe this 180-degree review provides an objective measurement of our employees' performance. Our executive employees are reviewed by our Board of Trustees.
•During 2021, we engaged our employees with several surveys, including an employee satisfaction survey.
Human Rights. Respect for human rights and well-being is essential. We maintain an enterprise level human rights policy.
Vendors and Contractors. We outsource the following material functions:
•Information Technology. We use TetherView, LLC for managed IT services and BDO USA, LLC for virtual chief technology officer services, including cybersecurity.
•Internal Audit. We use Ernst & Young LLP for our internal audit function.
•Property Management. We primarily use CBRE, Cushman & Wakefield and Jones Lang LaSalle for the management of our properties where we have operating responsibilities. We also use the management affiliates of the developer/sellers of properties we acquire for the management of such properties if we have operating responsibilities and we believe it is important for such management affiliates to continue to manage the property.
•ESG. We use Lord Green Real Estate Strategies, Inc. to assist us with our environmental, social and governance, or ESG, initiatives.
We maintain a supplier code of conduct for our vendors and contractors.

Summary of 2021 Transactions and Recent Developments
The following summarizes certain of our transactions during 2021, including transactions disclosed elsewhere and in our other periodic reports.
Leasing Activity.
During 2021, we entered into new leases and lease extensions encompassing 8.5 million square feet. The average fixed rent on these extended leases was $4.04 per square foot compared to the average fixed rent on these leases before extension of $3.64 per square foot. The weighted-average cost of tenant improvements and lease commissions was $2.91 per square foot for new leases and $2.75 per square foot for extended leases.

Investments/Capital Recycling.
–    Acquired/completed and placed into service an aggregate of 26 warehouse/distribution properties for a total cost of $885.6 million.
–Invested approximately $111.5 million in five ongoing development projects and acquired 490 acres of developable land parcels.
–    Recapitalized 22 special purpose industrial assets to MFG Cold JV with a gross valuation of $550.0 million and acquired a 20% interest for $30.8 million.
–    Disposed of our interests in an additional 15 properties for an aggregate gross disposition price of $276.7 million.
Debt.
–    Satisfied $42.3 million of non-recourse debt with a weighted-average interest rate of 5.6%.
–    Issued $400 million aggregate principal amount of 2.375% Senior Notes due 2031, or 2031 Senior Notes, at an issuance price of 99.758% of the principal amount.
–    Redeemed the remaining $188.8 million aggregate principal balance of our outstanding 4.25% Senior Notes due 2023 (the “2023 Senior Notes”).

Equity.
–Issued 1.1 million common shares under our At-the-Market offering program generating net proceeds of approximately $13.5 million.
–Entered into forward sales contracts to sell 16.0 million common shares as part of an underwritten equity offering and 3.6 million common shares under our At-the-Market offering program. As of December 31, 2021, the contracts had an aggregate settlement price of $226.1 million.
–Settled 5.0 million common shares previously sold on a forward basis for net proceeds of $53.6 million.
Subsequent to December 31, 2021, we acquired two warehouse/distribution properties for an aggregate cost of approximately $71.8 million.
Corporate Responsibility
We seek to create a sustainable ESG+R platform that enhances both our company and shareholder value. We are committed to supporting our shareholders, employees, tenants, suppliers, creditors, and communities as we execute on our ESG+R objectives and initiatives. The ESG+R objectives below are integrated throughout our investment process and contribute to our ongoing long-term success on behalf of our shareholders.
Due to the properties in our portfolio primarily being subject to net leases where tenants are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices, our ability to implement ESG+R initiatives throughout our portfolio may be limited.
The Nominating and Corporate Governance Committee of our Board of Trustees oversees our ESG+R strategy and initiatives.
Environmental, Sustainability and Climate Change
Developing strategies that reduce our environmental impact and operational costs is a critical component of our ESG+R program.
Actions:
•Track and monitor all landlord-paid utilities and track tenant utility data wherever possible.
•Strategically implement green building certifications to highlight sustainability initiatives where feasible.
•Annually review and evaluate sustainability opportunities to increase efficiency and reduce costs.
•Evaluate the opportunity to increase renewable energy (e.g. solar) across the portfolio.
Performance:
•In process to collect, track and monitor landlord paid energy, water, waste and recycling across the portfolio, and working to expand tenant-paid utility coverage.
•Evaluated the portfolio for green building certifications and energy ratings and obtained certifications for 20 properties in our portfolio as of December 31, 2021. In 2021, six properties received BREEAM USA In Use certifications.
•Maintained sustainability focused resources for tenants and property managers including a Tenant Fit-Out Guide and Industrial Tenant Sustainability Guide.
•Continued to evaluate sustainability and efficiency initiatives across the portfolio to reduce energy consumption and drive down greenhouse gas emissions.
•Incorporated ESG into metrics for executive cash incentive awards.
•Engaged a third-party to perform climate change analytics for the implementation of our resiliency strategy.
•Published (i) ESG Objectives, including GHG emissions, energy consumption, water consumption, and diversion rate targets in accordance with the Paris Agreement, and (ii) a stakeholder engagement policy.
Social
We believe that actively engaging with stakeholders is critical to our business and ESG+R efforts, providing valuable insight to inform strategy, attract and retain top talent, and strengthen tenant relationships.

Actions:
•Routinely engage with our tenants to understand leasing and operational needs at our assets and provide tools and resources to promote sustainable tenant operations.
•Coordinate with tenants and property managers on health and well-being focused initiatives.
•Assess our tenant satisfaction and feedback through periodic tenant surveys.
•Provide our employees with periodic trainings, industry updates and access to tools and resources related to ESG+R.
•Provide our employees with health and well-being efforts focused on physical, emotional and financial health.
•Support the communities in which we live and work through philanthropic events and support local charities through volunteer events.
Performance:
•Collected and assessed feedback from our tenants through a survey conducted by a third party.
•Engaged with our employees through regular surveys, including an employee satisfaction survey.
•Participated in clothing and food drives, and implemented a paid-time off policy for employees to volunteer in their local communities.
•Organized step and other health-related challenges for our employees, including participating in the J.P. Morgan Corporate Challenge, the world's largest corporate running event.
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
•Increase our ESG+R transparency and disclosure through reporting to frameworks, such as GRESB (the global ESG+R benchmark for real assets), and providing regular ESG updates to shareholders and other stakeholders.
•Monitor compliance with applicable benchmarking and disclosure legislation, including utility data reporting, audit and retro-commissioning requirements, and GHG emission laws.
•Evaluate various industry groups that promote our alignment with recognized industry and ESG+R frameworks.
Performance:
•Maintain a Code of Business Conduct and Ethics, which includes a whistleblower policy, and provide annual training.
•Perform enterprise risk assessments and management succession planning.
•Became a GRESB Member and participated in GRESB Real Estate Assessment for the first time in 2021, earning the first-place ranking in our peer group, U.S. Industrial Listed.
•Published our first corporate responsibility report in 2021 aligned with SASB Real Estate Standards.
•Developed a Stakeholder Engagement Policy to disclose our process when working with our key stakeholders including investors, property management teams, and tenants.
•Signed on to support the UN Women's Empowerment Principles and the CEO Action for Diversity & Inclusion.
•Conducted annual ESG+R training for asset managers.
Resilience
We believe that our resilience to climate change-related physical and transition risks is critical to our long-term success.

Actions:

•Align our resilience program with the Task Force on Climate-Related Financial Disclosures (TCFD) framework.
•Evaluate physical and transition climate-related risks as part of our acquisition due diligence process.
•Utilize climate analytics metrics to (1) identify physical risk exposure across the portfolio, (2) identify high risk assets and (3) expect to implement mitigation measures and emergency preparedness plans.
•Assess transition risks and opportunities arising from the shift to a low-carbon economy, including market, reputation, policy & legal, and technology.

Performance:

•Engaged a third-party consultant to conduct ESG+R assessments on all acquisitions.
•Continued to be a supporter of the TCFD reporting framework.
•Engaged a climate analytics firm to evaluate physical risk across the portfolio due to climate change.

Corporate Information
Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the Investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our declaration of trust and by-laws, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistleblower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers or other people performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding LXP at http://www.sec.gov. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings with or documents furnished to the SEC.
Our Investor Relations Department can be contacted at LXP Industrial Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2021.

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

Certain of our leases contain tenant termination options or economic discontinuance options that permit the tenants to terminate their leases. While these options generally require a payment by the tenants, in most cases, the payments will be less than the total remaining expected rental revenue. The termination of a lease by a tenant may impair the value of the property. In addition, we will be responsible for 100% of the operating costs following the termination by any such tenant and subsequent vacating of the property, and we will incur re-leasing costs.

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

In addition, our development activities are subject to risks related to supply-chain disruptions and inflation, which increase costs and may delay completion.

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

Interests in loans receivable are subject to delinquency, foreclosure and loss.

While loan receivables are not a primary focus, we make loans to purchasers of our properties and developers. Our interests in loans receivable are generally non-recourse and secured by real estate properties owned by borrowers that were unable to obtain similar financing from a commercial bank. These loans are subject to many risks including delinquency. The ability of a borrower to repay a loan secured by a real estate property is typically and primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan as the collateral may be non-performing.

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

Our strategy is to increase our investment in general purpose, well located warehouse/distribution assets and reduce our exposure to all other asset types. We believe this strategy will lessen capital expenditures over time and mitigate revenue reductions on renewals and re-tenanting. To implement this strategy, we have been selling non-industrial assets and recapitalizing special purpose industrial assets, which generally have higher capitalization rates, and buying warehouse and distribution properties, which, in the current competitive market, generally have lower capitalization rates. This strategy impacts growth in the short-term period. There can be no assurance that the implementation of our strategy will lead to improved results or that we will be able to execute our strategy as contemplated or on terms acceptable to us.

Investment activities may not produce expected results and may be affected by outside factors.
The demand for industrial space in the United States is generally related to the level of economic output and consumer demand. Accordingly, reduced economic output and/or consumer demand may lead to lower occupancy rates for our properties. The concentration of our investments, among other factors, in industrial assets may expose us to the risk of economic downturns specific to industrial assets to a greater extent than if our investments were diversified.

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

We may incur significant costs in connection with our Board of Trustees' review of strategic alternatives and related matters. Such costs include, but are not limited to, legal and other professional advisory fees and expenses.

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

In recent years the outbreaks of a number of diseases, including Avian Bird Flu, H1N1, and various other "super bugs," have increased the risk of a pandemic. On March 11, 2020, the World Health Organization declared COVID-19, a novel strain of the coronavirus, a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Although vaccines have been developed and are widely distributed in the United States, newer and more contagious variants of COVID-19 have further amplified the impact of the pandemic while significant components of the United States population are resistant to vaccination efforts.

The COVID-19 pandemic has also coincided with labor shortages and increased staffing costs for many companies operating in the United States. COVID-19 related disruptions to the international supply chain, including transportation and distribution delays, longer lead times for construction materials and increased construction costs have resulted in shortages of certain goods and inflationary conditions. These developments, as well as other ramifications of the COVID-19 pandemic may result in prolonged inflationary conditions that could have a detrimental impact on our tenant base, our ability to lease vacant space and our ability to grow through development and acquisition. Future adverse impacts to the economy caused by COVID-19 may also result in market volatility and large swings in global stock prices that may negatively impact our share price. These potential risks could also negatively impact our future ability to access capital, which would negatively impact our liquidity and our ability to execute our strategic plans.

The impacts of the outbreak could, among other things, negatively affect (i) the operation of our properties, (ii) the effectiveness of our strategic decision making, (iii) the operation of an effective cyber security function, (iv) the operation of our key information systems, (v) our ability to make timely filings with the SEC and (vi) our ability to maintain an effective control environment.

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

Natural disasters and the effects of climate change could have a concentrated impact on the areas where we operate and could adversely impact our results.

We invest in properties on a nationwide basis. Natural disasters, including earthquakes, storms, tornados, floods and hurricanes, could impact our properties in these and other areas in which we operate. Potentially adverse consequences of global warming, including rising sea levels, could similarly have an impact on our properties. Over time, these conditions could result in declining demand for space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. Incurring these losses, costs or business interruptions may adversely affect our operating and financial results.

Risks Related to our Indebtedness

We have a substantial amount of indebtedness.

Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill our obligations under the documents governing our unsecured indebtedness and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt. We may be more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2021, our total consolidated indebtedness was approximately $1.5 billion and we had approximately $600.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.

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

We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2021, we have $129.1 million of trust preferred securities that matures in April 2037 that is LIBOR indexed. In addition, we have a $300.0 million unsecured term loan which matures January 2025 that is LIBOR indexed and is subject to interest rate swap agreements through January 2025. Also, our unsecured revolving credit facility is subject to a variable interest rate. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Also, fixed-rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.

The LIBOR index rate may not be available in the future.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the Financial Conduct Authority further announced that it intends to stop compelling banks to submit rates for the calculation of one, three and six month LIBOR after June 30, 2023. It is unclear whether new methods of calculating such LIBOR periods will be established such that they continue to exist after June 30, 2023. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. The Alternative Reference Rates Committee (or ARRC) has

proposed that the Secured Overnight Financing Rate (or SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our trust preferred securities do not provide for a clear alternative to USD-LIBOR.

We have engaged and may engage in hedging transactions that may limit gains or result in losses.

We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2021, we had aggregate interest rate swap agreements on $300.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance or default by the counterparties. Further, additional risks, including losses on a hedge position, may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. We may also have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

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

Certain of our indebtedness is subject to cross-default, cross-acceleration and cross-collateral provisions.

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

Two of our non-consolidated joint ventures have portfolio loans where the loans are cross-collateral with all of the assets in the portfolio.

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

We have an unallocated universal shelf registration statement and we also maintain an At-the-Market offering program and a direct share purchase plan, pursuant to which we may issue additional common shares. There is no restriction on our issuing additional common or preferred shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common or preferred shares or any substantially similar securities. Pursuant to our At-the-Market offering, we may enter into forward sale agreements. Settlement provisions contained in any forward sale agreement could result in substantial dilution to our earnings per share or result in substantial cash payment obligations. In addition, in the case of our bankruptcy or insolvency, any forward sale agreement will automatically terminate, and we would not receive the expected proceeds from the sale of our common shares under such agreement.

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

Our ability to issue additional shares. Our declaration of trust authorizes 1,000,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2021, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, which may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

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

Furthermore, in 2021, we disclosed communications with an activist shareholder. Such investor activism could interfere with our ability to execute our strategic plan, divert the attention of our Board of Trustees, management and employees, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key business partners, result in a loss of potential business opportunities, make it more difficult to attract and retain qualified personnel, or require us to incur substantial legal and public relations fees and expenses, any of which could adversely affect our business and operating results. The public valuation of our common shares is related primarily to the earnings that we derive from rental income with respect to the properties in which we have an interest and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common shares. For instance, if interest rates rise, the market price of our common shares may decrease because potential investors seeking a higher yield than they would receive from our common shares may sell our common shares in favor of higher yielding securities.

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

A property can also be adversely affected either through physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties. Although the tenants of the properties in which we have an interest are primarily responsible for any environmental damages and claims related to the leased premises, in the event of the bankruptcy or inability of any of the tenants of the properties in which we have an interest to satisfy any obligations with respect to the property leased to that tenant, our property owner subsidiary may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease and, in certain cases, we have provided lenders with environmental indemnities.

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

We believe that LXP has met the requirements for qualification as a REIT for federal income tax purposes beginning with its taxable year ended December 31, 1993, and we intend for LXP to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect LXP's ability to continue to qualify as a REIT. No assurance can be given that LXP has qualified or will remain qualified as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. If LXP does not qualify as a REIT, LXP would not be allowed a deduction for dividends paid to shareholders in computing its net taxable income and LXP would not be required to continue making distributions. In addition, LXP's income would be subject to tax at the regular corporate rates. LXP also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash required to be used to pay taxes would not be available to satisfy LXP's debt service obligations and to make distributions to its shareholders. Although we currently intend for LXP to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause LXP, without the consent of the shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

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

To maintain LXP's status as a REIT for federal income tax purposes, LXP is generally required to distribute to its shareholders at least 90% of its taxable income for that calendar year. LXP's taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that LXP satisfies the distribution requirement but distributes less than 100% of its taxable income, LXP will be subject to federal corporate income tax on its undistributed income. In addition, LXP will incur a 4% nondeductible excise tax on the amount by which its distributions in any year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its capital gain net income for that year and (iii) 100% of its undistributed taxable income from prior years. We intend for LXP to continue to make distributions to its shareholders to comply with the distribution requirements of the Code and to reduce exposure to federal taxes. Differences in timing between the receipt of income and the payment of expenses in determining its taxable income and the effect of required debt amortization payments could require LXP to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

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
General Risk Factors

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

We are dependent upon key personnel, particularly certain of our executive officers. We do not have employment agreements with our executive officers, but we have entered into severance arrangements with our executive officers that provide certain payments upon specified termination events.

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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2021, we had equity ownership interests in approximately 121 consolidated real estate properties containing approximately 54.8 million square feet of rentable space, which were approximately 97.4% leased based upon net rentable square feet. All properties in which we have an interest are held through at least one property owner subsidiary.

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

Office Leases. We lease our headquarters office space in New York, New York and our satellite offices in Dallas, Texas and West Palm Beach, Florida.

Leverage. As of December 31, 2021, we had outstanding consolidated mortgages and notes payable of approximately $84.4 million with a weighted-average interest rate of approximately 4.0% and a weighted-average maturity of 7.2 years.

Property Charts. The following tables list our properties by type, their locations, the net rentable square feet, the expiration of the current lease term and percent leased, as applicable, as of December 31, 2021.

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2021
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
Stabilized Properties:
3405 S. McQueen Rd.	Chandler	AZ	201,784	3/31/2033	100%
4445 N. 169th Ave.	Goodyear	AZ	160,140	12/31/2025	100%
17510 W. Thomas Rd.	Goodyear	AZ	468,182	11/30/2036	100%
16811 W. Commerce Dr.	Goodyear	AZ	540,349	4/30/2026	100%
255 143rd Ave.	Goodyear	AZ	801,424	9/30/2030	100%
9494 W. Buckeye Rd.	Tolleson	AZ	186,336	9/30/2026	100%
3400 NW 35th St.	Ocala	FL	617,055	8/31/2030	100%
2455 Premier Row	Orlando	FL	205,016	3/31/2026	100%
3102 Queen Palm Dr.	Tampa	FL	229,605	2/28/2023	100%
7875 White Rd. SW	Austell	GA	604,852	5/31/2025	100%
41 Busch Dr.	Cartersville	GA	396,000	9/30/2031	100%
51 Busch Dr.	Cartersville	GA	328,000	7/31/2031	100%
1625 Oakley Industrial Blvd.	Fairburn	GA	907,675	10/31/2028	100%
490 Westridge Pkwy.	McDonough	GA	1,121,120	1/31/2028	100%
493 Westridge Pkwy.	McDonough	GA	676,000	10/31/2023	100%
335 Morgan Lakes Industrial Blvd.	Pooler	GA	499,500	7/31/2027	100%
1004 Trade Center Pkwy.	Savannah	GA	419,667	7/31/2026	100%
1315 Dean Forest Rd.	Savannah	GA	88,503	8/31/2025	100%
1319 Dean Forest Rd.	Savannah	GA	355,527	6/30/2025	100%
7225 Goodson Rd.	Union City	GA	370,000	5/31/2024	100%
3931 Lakeview Corporate Dr.	Edwardsville	IL	769,500	9/30/2026	100%
4015 Lakeview Corporate Dr.	Edwardsville	IL	1,017,780	5/31/2030	100%
6225 E. Minooka Rd.	Minooka	IL	1,034,200	9/30/2029	100%
1460 Cargo Court	Minooka	IL	705,661	11/30/2029	100%
200 International Pkwy. S.	Minooka	IL	473,280	12/31/2029	100%
1001 Innovation Rd.	Rantoul	IL	813,126	10/31/2034	100%
3686 S. Central Ave.	Rockford	IL	93,000	12/31/2024	100%
749 Southrock Dr.	Rockford	IL	150,000	12/31/2024	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2021
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
1621 Veterans Memorial Pkwy. E.	Lafayette	IN	309,400	9/30/2024	100%
1285 W. State Road 32	Lebanon	IN	741,880	1/31/2024	100%
19 Bob Glidden Blvd.	Whiteland	IN	530,400	3/31/2031	100%
76 Bob Glidden Blvd.	Whiteland	IN	168,480	12/31/2026	100%
180 Bob Glidden Blvd.	Whiteland	IN	179,530	12/31/2026	100%
4600 Albert S White Dr.	Whitestown	IN	149,072	12/31/2024	100%
4900 Albert S White Dr.	Whitestown	IN	149,072	8/31/2025	100%
5352 Performance Way	Whitestown	IN	380,000	7/31/2025	100%
3751 S. CR 500 E.	Whitestown	IN	1,016,244	11/30/2031	100%
27200 West 157th St.	New Century	KS	446,500	1/31/2027	100%
5001 Greenwood Rd.	Shreveport	LA	646,000	12/31/2023	100%
5417 Campus Dr.	Shreveport	LA	257,849	8/31/2027	100%
2860 Clark St.	Detroit	MI	189,960	10/22/2035	100%
16950 Pine Dr.	Romulus	MI	500,023	8/24/2032	100%
1700 47th Ave. North	Minneapolis	MN	18,620	12/31/2025	100%
549 Wingo Rd.	Byhalia	MS	855,878	3/31/2030	100%
1550 Hwy. 302	Byhalia	MS	615,600	9/30/2027	100%
554 Nissan Pkwy.	Canton	MS	1,466,000	2/28/2027	100%
11555 Silo Dr.	Olive Branch	MS	927,742	4/30/2024	100%
11624 S. Distribution Cv.	Olive Branch	MS	1,170,218	6/30/2029	100%
6495 Polk Ln.	Olive Branch	MS	269,902	5/31/2023	100%
8500 Nail Rd.	Olive Branch	MS	716,080	7/31/2029	100%
1133 Poplar Creek Rd.	Henderson	NC	147,448	4/30/2034	100%
671 Washburn Switch Rd.	Shelby	NC	673,425	5/31/2036	100%
2203 Sherrill Dr.	Statesville	NC	639,800	10/31/2026	100%
736 Addison Rd.	Erwin	NY	408,000	11/30/2026	100%
29-01 Borden Ave. / 29-10 Hunters Point Ave.	Long Island City	NY	140,330	3/31/2028	100%
351 Chamber Dr.	Chillicothe	OH	478,141	6/30/2026	91%
1860 Walcutt Rd.	Columbus	OH	292,730	11/21/2029	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2021
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
7005 Cochran Rd.	Glenwillow	OH	458,000	7/31/2025	100%
191 Arrowhead Dr.	Hebron	OH	250,410	3/31/2022	100%
200 Arrowhead Dr.	Hebron	OH	400,522	3/31/2022	100%
2155 Rohr Rd.	Lockbourne	OH	320,190	3/31/2024	100%
575-599 Gateway Blvd.	Monroe	OH	194,936	6/30/2023	100%
600 Gateway Blvd.	Monroe	OH	994,013	8/31/2027	100%
675 Gateway Blvd.	Monroe	OH	143,664	2/28/2032	100%
700 Gateway Blvd.	Monroe	OH	1,299,492	6/30/2030	100%
10345 Philipp Pkwy.	Streetsboro	OH	649,250	10/31/2026	100%
27255 SW 95th Ave.	Wilsonville	OR	508,277	10/31/2032	100%
250 Rittenhouse Cir.	Bristol	PA	241,977	11/30/2026	100%
70 Tyger River Dr.	Duncan	SC	408,000	1/31/2024	100%
230 Apple Valley Rd.	Duncan	SC	275,400	4/30/2029	100%
231 Apple Valley Rd.	Duncan	SC	196,000	1/31/2026	100%
235 Apple Valley Rd.	Duncan	SC	177,320	10/31/2026	100%
402 Apple Valley Rd.	Duncan	SC	235,600	12/31/2029	100%
417 Apple Valley Rd.	Duncan	SC	195,000	1/31/2027	100%
425 Apple Valley Rd.	Duncan	SC	327,360	9/30/2026	100%
27 Inland Pkwy.	Greer	SC	1,318,680	12/31/2034	100%
7870 Reidville Rd.	Greer	SC	396,073	9/30/2025	100%
5795 North Blackstock Rd.	Spartanburg	SC	341,660	7/31/2024	100%
1021 Tyger Lake Rd.	Spartanburg	SC	213,200	2/28/2031	100%
6050 Dana Way	Antioch	TN	672,213	6/30/2031	89%
1520 Lauderdale Memorial Hwy.	Cleveland	TN	851,370	3/31/2024	100%
201 James Lawrence Rd.	Jackson	TN	1,062,055	10/31/2027	100%
633 Garrett Pkwy.	Lewisburg	TN	310,000	3/31/2026	100%
3820 Micro Dr.	Millington	TN	701,819	9/30/2024	100%
200 Sam Griffin Rd.	Smyrna	TN	1,505,000	4/30/2027	100%
2115 East Belt Line Rd.	Carrollton	TX	356,855	6/30/2035	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2021
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
3737 Duncanville Rd.	Dallas	TX	510,400	8/31/2023	100%
4600 Underwood Rd.	Deer Park	TX	402,648	12/31/2026	100%
4005 E. I-30	Grand Prairie	TX	215,000	3/31/2037	100%
13901/14035 Industrial Rd.	Houston	TX	132,449	3/31/2038	100%
1704 S. I-45	Hutchins	TX	120,960	6/30/2030	100%
3201 N. Houston School Rd.	Lancaster	TX	468,300	1/31/2030	100%
13930 Pike Rd.	Missouri City	TX	N/A	4/30/2032	100%
8601 E. Sam Lee Ln.	Northlake	TX	1,214,526	8/31/2029	100%
17505 Interstate Hwy. 35W	Northlake	TX	500,556	10/31/2024	100%
10535 Red Bluff Rd.	Pasadena	TX	257,835	8/31/2023	100%
10565 Red Bluff Rd.	Pasadena	TX	248,240	4/30/2025	100%
4100 Malone Dr.	Pasadena	TX	233,190	8/31/2028	100%
9701 New Decade Dr.	Pasadena	TX	102,863	8/31/2024	100%
16407 Applewhite Rd.	San Antonio	TX	849,275	4/30/2027	100%
2601 Bermuda Hundred Rd.	Chester	VA	1,034,470	6/30/2030	100%
150 Mercury Way	Winchester	VA	324,535	11/30/2024	100%
291 Park Center Dr.	Winchester	VA	344,700	5/31/2031	100%
80 Tyson Dr.	Winchester	VA	400,400	12/18/2031	100%
	Stabilized total		51,082,289		99.8%

Non-Stabilized Properties:
1515 South 91st Ave.	Phoenix	AZ	487,500	12/31/2031	33%
5275 Drane Field Rd.	Lakeland	FL	222,134	5/31/2031	84%
3775 Fancy Farms Rd.	Plant City	FL	510,484	N/A	—%
95 International Pkwy.	Adairsville	GA	225,211	9/30/2025	45%
7820 Reidville Rd.	Greer	SC	210,820	Various	62%
	Non-Stabilized total		1,656,149		34.9%

	Warehouse/Distribution total		52,738,438		97.7%
The 2021 net effective annual base cash rent for the warehouse/distribution portfolio, excluding non-stabilized assets, and Missouri City, Texas, as of December 31, 2021 was $4.31 per square foot and the weighted-average remaining lease term was 6.9 years.
We consider a recently acquired or completed property stabilized upon 90% occupancy or one-year from substantial completion.

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART OTHER
As of December 31, 2021
Property Location	City	State	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
13430 North Black Canyon Fwy.	Phoenix	AZ	138,940	Various	56%
1440 E. 15th St.	Tucson	AZ	28,591	9/30/2027	100%
3333 Coyote Hill Rd.	Palo Alto	CA	202,000	12/14/2023	100%
1420 Greenwood Rd.	McDonough	GA	296,972	8/31/2028	100%
3500 N. Loop Rd.	McDonough	GA	62,218	N/A	—%
1901 Ragu Dr.	Owensboro	KY	443,380	12/19/2025	100%
30 Light St.	Baltimore	MD	N/A	12/31/2048	100%
6938 Elm Valley Dr.	Kalamazoo	MI	150,945	Various	35%
4 Apollo Dr.	Whippany	NJ	123,734	11/30/2031	100%
1701 Market St.	Philadelphia	PA	304,037	1/31/2024	100%
3476 Stateview Blvd.	Fort Mill	SC	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	169,218	5/31/2024	100%
	Other total		2,089,118		89.4%
	Consolidated portfolio total		54,827,556		97.4%
The 2021 net effective annual base cash rent for the other portfolio as of December 31, 2021 was $11.70 per square foot, excluding Baltimore, Maryland, and the weighted-average remaining lease term was 3.8 years.
The 2021 net effective annual base cash rent for the consolidated portfolio as of December 31, 2021 was $4.60 per square foot, excluding non-stabilized assets, Missouri City, Texas, and Baltimore, Maryland, and the weighted-average remaining lease term was 6.6 years.

LXP NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2021
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Office/Other properties:
143 Diamond Ave.	Parachute	CO	20%	49,024	4/30/2035	100%
2500 Patrick Henry Pkwy.	McDonough	GA	20%	111,911	6/30/2025	100%
231 N. Martingale Rd.	Schaumburg	IL	20%	317,198	12/31/2022	100%
3902 Gene Field Rd.	St. Joseph	MO	20%	98,849	6/30/2027	100%
1210 AvidXchange Ln.	Charlotte	NC	20%	201,450	4/30/2032	100%
2221 Schrock Rd.	Columbus	OH	20%	42,290	7/6/2027	100%
500 Olde Worthington Rd.	Westerville	OH	20%	97,000	3/31/2026	100%
25 Lakeview Dr.	Jessup	PA	20%	150,000	8/7/2027	100%
601 & 701 Experian Pkwy.	Allen	TX	20%	292,700	3/14/2025	100%
4001 International Pkwy.	Carrollton	TX	20%	138,443	12/31/2025	100%
10001 Richmond Ave.	Houston	TX	20%	554,385	9/30/2032	100%
810 Gears Rd.	Houston	TX	20%	78,895	1/10/2031	87%
6555 Sierra Dr.	Irving	TX	20%	247,254	2/28/2035	100%
8900 Freeport Pkwy.	Irving	TX	20%	268,445	3/31/2023	100%
2203 North Westgreen Blvd.	Katy	TX	25%	274,000	8/31/2036	100%
800 East Canal St.	Richmond	VA	20%	330,309	8/31/2030	96%
	Office/Other total			3,252,153		99.3%

Special purpose industrial properties:
318 Pappy Dunn Blvd.	Anniston	AL	20%	276,782	11/24/2029	100%
4801 North Park Dr.	Opelika	AL	20%	165,493	5/31/2042	100%
1020 W. Airport Rd.	Romeoville	IL	20%	188,166	10/31/2031	100%
10000 Business Blvd.	Dry Ridge	KY	20%	336,350	6/30/2031	100%
730 North Black Branch Rd.	Elizabethtown	KY	20%	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	20%	539,592	6/30/2025	100%
301 Bill Bryan Blvd.	Hopkinsville	KY	20%	424,904	6/30/2025	100%
4010 Airpark Dr.	Owensboro	KY	20%	211,598	6/30/2025	100%
113 Wells St.	North Berwick	ME	20%	993,685	4/30/2024	100%

LXP NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2021
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
904 Industrial Rd.	Marshall	MI	20%	246,508	9/30/2028	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	20%	311,612	10/31/2024	100%
26700 Bunert Rd.	Warren	MI	20%	260,243	10/31/2032	100%
2880 Kenny Biggs Rd.	Lumberton	NC	20%	423,280	11/30/2026	100%
5670 Nicco Way	North Las Vegas	NV	20%	180,235	9/30/2034	100%
10590 Hamilton Ave.	Cincinnati	OH	20%	264,598	12/31/2027	100%
590 Ecology Ln.	Chester	SC	20%	420,597	07/14/2025	100%
50 Tyger River Dr.	Duncan	SC	20%	221,833	08/31/2027	100%
900 Industrial Blvd.	Crossville	TN	20%	222,200	09/30/2033	100%
120 Southeast Pkwy. Dr.	Franklin	TN	20%	289,330	12/31/2023	100%
7007 F.M. 362 Rd.	Brookshire	TX	20%	262,095	3/31/2035	100%
13863 Industrial Rd.	Houston	TX	20%	187,800	3/31/2035	100%
901 East Bingen Point Way	Bingen	WA	20%	124,539	5/31/2024	100%
	Special purpose industrial total			6,719,210		100%

	Non-consolidated portfolio total			9,971,363		99.8%
In addition, we have two non-consolidated joint ventures with a developer, which own developable parcels of land in Etna, Ohio.
The 2021 net effective annual base cash rent for the non-consolidated portfolio as of December 31, 2021 was $9.86 per square foot and the weighted-average remaining lease term was 8.2 years.

Development Projects
The following is a summary of our warehouse/industrial development projects as of December 31, 2021:
Development Projects

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 12/31/2021 ($000)(2)	LXP Amount Funded as of 12/31/2021 ($000)	Estimated Building Completion Date	% Leased as of 12/31/2021
Consolidated:
The Cubes at Etna East (95%)(1)(4)	1	Columbus, OH	1,074,840	$72,100	$33,002	$22,471	2Q 2022	—%
Mt. Comfort (80%)(1)	1	Indianapolis, IN	1,053,360	60,300	30,012	21,977	3Q 2022	—%
Cotton 303 (93%)(1)	2	Phoenix, AZ	880,678	84,200	30,263	24,475	3Q 2022	—%
Ocala (80%)(1)	1	Central Florida	1,085,280	80,900	32,186	21,186	3Q 2022	—%
Smith Farms (90%)(1)(3)	3	Greenville-Spartanburg, SC	2,194,820	162,100	35,702	21,433	4Q 2022 - 2Q 2023	36%
				$459,600	$161,165	$111,542
Land Held for Development

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 12/31/2021 ($000)	LXP Amount Funded as of 12/31/2021 ($000)
Consolidated:
Reems & Olive (95.5%)	Phoenix, AZ	420	$100,875	$96,336
Mt. Comfort Phase II (80%)	Indianapolis, IN	70	3,285	2,610
			$104,160	$98,946

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 12/31/2021 ($000)(2)	LXP Amount Funded as of 12/31/2021 ($000)
Non-consolidated:
Etna Park 70 (90%)	Columbus, OH	66	$12,875	$13,362
Etna Park 70 East (90%)(4)	Columbus, OH	21	2,797	2,064
			$15,672	$15,426
(1)Estimated project cost includes estimated tenant improvements and lease costs and excludes potential developer partner promote.
(2)GAAP investment balance is reported in our consolidated balance sheets as a component of real estate under construction for consolidated projects and a component of investments in non-consolidated entities for non-consolidated projects.
(3)Preleased one 797,936 square foot facility subject to a twelve-year lease commencing upon substantial completion of the facility.
(4)In December 2019, we acquired an 84-acre parcel of developable land in a joint venture. In December 2021, Etna Park 70 East distributed a subdivided parcel consisting of 63 acres to its partners. The partners formed The Cubes at Etna 70 Building E, LLC to construct a 1.1 million square foot speculative warehouse/distribution facility.

Tenant Diversification
We believe our tenant mix is well diversified. Below are the industries in our warehouse/distribution portfolio based on 2021 base rent for consolidated properties owned as of December 31, 2021:

Specialty, 1.9%
Other, 1.3%
Apparel, 2.7%
Construction/Materials, 8.0%
Consumer Products, 26.0%
Food, 11.7%
Transportation/Logistics, 14.8%
E-Commerce, 17.8%
Automotive, 15.8%

Lease Term. As a primarily single-tenant investor, we generally maintain a weighted-average lease term that is longer than most industrial REITs, favoring certainty of cash flow over lease-rollover risk inherent in single-tenant properties. However, we will invest in shorter-term leases if we are optimistic about the location in a releasing context. As of December 31, 2021, the weighted-average lease term in our industrial portfolio was 6.9 years.

The following table sets forth information about the 15 largest tenants/guarantors in our portfolio as of December 31, 2021 based on total base rental revenue as of December 31, 2021 ($000s, except square feet).

Tenants(1)	Property Type	Lease Expirations	Number of Leases	Square Feet Leased	Square Feet Leased as a % of the Consolidated Portfolio(2)(3)	Base Rent	Percentage of Base Rental Revenue(2)(4)
Amazon	Industrial	2026-2033	6	3,864,731	7.2%	$17,434	7.6%
Nissan	Industrial	2027	2	2,971,000	5.6%	12,760	5.5%
Kellogg	Industrial	2027-2029	3	2,801,916	5.2%	9,732	4.2%
Undisclosed (5)	Industrial	2031-2035	3	1,090,383	2.0%	7,139	3.1%
Watco	Industrial	2038	1	132,449	0.2%	6,773	2.9%
Xerox	Office	2023	1	202,000	0.4%	6,642	2.9%
FedEx	Industrial	2023 & 2028	2	292,021	0.5%	5,719	2.5%
Wal-Mart	Industrial	2024 -2031	3	2,351,917	4.4%	5,659	2.5%
Undisclosed (5)	Industrial	2034	1	1,318,680	2.5%	5,544	2.4%
Morgan Lewis (6)	Office	2024	1	289,432	0.5%	5,276	2.3%
Mars Wrigley	Industrial	2025	1	604,852	1.1%	4,734	2.1%
Unis	Industrial	2023-2027	3	1,005,575	1.9%	4,548	2.0%
Asics	Industrial	2030	1	855,878	1.6%	4,388	1.9%
Black and Decker	Industrial	2029	1	1,214,526	2.3%	4,278	1.9%
Vista Outdoor	Industrial	2034	1	813,126	1.5%	4,195	1.8%
			30	19,808,486	37.1%	$104,821	45.6%
(1)Tenant, guarantor or parent.
(2)Total shown may differ from detail amounts due to rounding.
(3)Excludes vacant square feet.
(4)Excludes rents from prior tenants.
(5)Lease restricts certain disclosures.
(6)Includes parking operations.
In 2021, 2020 and 2019, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio at December 31, 2021:

Year	Number of Lease Expirations	Square Feet	Base Rent ($000's)	Percentage of Base Rental Revenue
2022	5	679,302	$1,696	0.7%
2023	10	2,886,518	15,635	6.7%
2024	26	7,351,936	33,369	14.4%
2025	15	3,488,478	17,622	7.6%
2026	24	6,422,511	23,241	10.0%
2027	13	7,989,778	31,557	13.6%
2028	8	2,822,958	13,108	5.6%
2029	9	6,019,761	20,462	8.8%
2030	9	6,274,840	26,694	11.5%
2031	11	3,865,080	9,559	4.1%

The following chart sets forth the 2021 base rent ($000's) based on the credit rating of our consolidated tenants at December 31, 2021(1):

	Base Rent	Percentage of Base Rental Revenue
Investment Grade	$130,378	55.3%
Non-investment Grade	35,777	15.2%
Unrated	69,709	29.5%
	$235,864	100.0%
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

Holders. As of February 22, 2022, we had 2,297 common shareholders of record.

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
Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2021, with respect to our Amended and Restated 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,410,110
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,410,110

Recent Sales of Unregistered Securities.
We did not issue any common shares during 2021 on an unregistered basis.

Share Repurchase Program.

There were no share repurchases during the quarter ended December 31, 2021 under our share repurchase authorization most recently announced on November 2, 2018, which has no expiration date. There were 8,976,315 shares that may yet be purchased under our share repurchase authorization as of December 31, 2021.

Item 6. [Reserved]

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

Introduction

The following is a discussion and analysis of the consolidated financial condition and results of operations of LXP Industrial Trust for the years ended December 31, 2021 and 2020, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with our accompanying consolidated financial statements included herein and notes thereto.

Investment Trends
General. Over the last several years, we have focused our investment activity primarily on income producing single-tenant warehouse and distribution assets and speculative development of warehouse and distribution assets.
In 2021, we acquired and/or completed and placed into service $885.6 million of warehouse and distribution assets, which is an increase of $273.8 million compared to 2020 investment activity of $611.8 million. The increase was primarily due to our ability to located attractive investment opportunities in our core industrial markets and the growth of our development pipeline.
As of December 31, 2021, our percentage of gross book value from industrial assets, excluding held for sale assets, increased to 98.1% compared to 90.8% as of December 31, 2020 as a result of our acquisition and capital recycling efforts. We expect to recycle our remaining other assets into warehouse and distribution facilities by the end of 2022. While our capital recycling strategy has had and may continue to have a near-term dilutive impact on earnings due to the sales of revenue-producing properties, we believe this strategy will benefit shareholder value in the long term.
The industrial real estate market was one of the most resilient real estate markets during the COVID-19 pandemic. One of the main drivers of growth in the industrial real estate market has been e-commerce. We believe that growth will also be driven by companies increasing their inventories in the United States to keep up with demand and to protect against future disruptions in the supply chain.
While we believe the industrial market will continue to grow, there continues to be an increase in competition for the acquisition of industrial properties, specifically warehouse/distribution properties, which drives up the cost of the assets we buy and drives down the yield we are able to obtain. This trend was highlighted when initial capitalization rates compressed further during 2021.
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
During 2021, we entered into 30 new leases and lease extensions encompassing approximately 8.5 million square feet. The average base rent on these extended leases was approximately $4.04 per square foot compared to the average base rent on these leases before extension of $3.64 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2021 was approximately $2.91 per square foot for new leases and $2.75 per square foot for extended leases.

As of December 31, 2021, we had three single-tenant leases in our industrial portfolio where the lease term is scheduled to expire in 2022, covering approximately 0.7 million square feet. As of December 31, 2021, approximately 50% of our industrial base rental revenue was from leases scheduled to expire during 2022 through 2027. We expect an aggregate increase in rental revenue as these leases are reset to market rates.
Inherent Growth. Many leases have scheduled fixed rent increases or rent increases based upon the consumer price index. As of December 31, 2021, 95.4% of our single-tenant industrial leases had scheduled rent increases. The average escalation rate of these leases based on the next rent step was 2.8% as of December 31, 2021. A majority of our leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. However, certain of our leases provide for some level of landlord responsibility for capital repairs and replacements, the cost of which is generally factored into the rental rate. Our motivation to release vacant space requires us to meet market demands with respect to rental rates, tenant concessions and landlord responsibilities. Developers are similarly motivated when signing leases with tenants due to the significant competition in the industrial space. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases may increase to include, among other items, some form of responsibility for operating expenses and/or capital repairs and replacements.
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

Other properties

We continue to recycle our other real estate investments into warehouse/distribution assets. As of December 31, 2021, our other real estate assets represented 1.9% of our gross book value, excluding held for sale assets. We have historically marketed non-industrial assets for sale when we believe we have obtained the highest possible valuation through various means, including lease renewals. However, we expect to accelerate the sale of most of our non-industrial assets in 2022.

Non-Recourse Mortgage Loan Resolutions
Since we have a limited number of industrial properties subject to non-recourse mortgages, we do not expect many foreclosure sales of consolidated properties in the future.
Impairment charges
During 2021 and 2020, we incurred impairment charges, of $5.5 million and $14.5 million, respectively, on certain of our assets due to each asset's carrying value being below its estimated fair value. Most of the impairment charges in 2021 and 2020 were incurred on non-core assets due to anticipated shortened holding periods. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
Critical Accounting Estimates

In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accounting estimates are deemed critical if they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Below is a summary of the critical accounting estimates used in the preparation of our consolidated financial statements. A summary of our significant accounting policies which are important to the portrayal of our financial condition and results of operations is set forth in Note 2 to the Consolidated Financial Statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

Acquisition of Real Estate. Primarily all of our acquisitions of real estate assets and liabilities are accounted for as asset acquisitions. As such, the purchase prices of acquired tangible and intangible assets and liabilities are recorded and allocated at fair value on a relative basis. The recorded allocations of tangible assets are based on the “as-if-vacant” value using estimated cash flow projections of the properties acquired which incorporates discount, capitalization and interest rates as well as available comparable market information. Allocations of intangible assets includes management’s estimates of current market rents and leasing costs.

We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2021, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

Revenue Recognition. We enter into agreements with tenants that convey the right to control the use of identified space at our properties in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842, Leases. We recognize lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. We commence revenue recognition when possession or control of the space is turned over to the tenant.

We evaluate the collectability of our rental payments and recognize revenue on a cash basis when we believe it is no longer probable that we will receive substantially all of the remaining lease payments. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our consolidated statements of income.

Impairment of Real Estate. We record impairments of our real estate assets classified as held for use when triggering events dictate that an asset may be impaired. An impairment is recorded when the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows. The impairment is the difference between estimated fair value of the asset and the carrying amount. We record impairments of our real estate assets classified as held for sale at the lower of the carrying amount or estimated fair value using the estimated or contracted sales price less costs to sell. Any real estate assets recorded at fair value on a non-recurring basis as a result of our impairment analysis are valued using unobservable local and national industry market data such as comparable sales, appraisals, brokers’ opinions of value and/or terms of definitive sales contracts. Additionally, the analysis includes considerable judgement in our estimates of hold periods, projected cash flows and discount and capitalization rates. Significant increases or decreases in any of these inputs, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed.

We will record an impairment charge related to our investments, including investments in non-consolidated entities, if we determine the fair value of the investments are less than their carrying value and such impairment is other-than-temporary. We evaluate whether events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. Our evaluation of changes in economic or operating conditions and whether an impairment is other-than-temporary may include developing estimates of fair value, forecasted cash flows or operating income before depreciation and amortization. We estimate undiscounted cash flows and fair value using observable and unobservable data such as operating income, hold periods, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information and whether certain impairments are other-than-temporary.
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

Environmental, Social and Governance

ESG matters are becoming a central focus for our shareholders, employees, tenants, suppliers, creditors, and communities. During 2021, we allocated an increased amount of resources to ESG matters. We expect to continue to increase our ESG efforts and the resources allocated to ESG matters in the near future.

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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $220.3 million for 2021 and $201.8 million for 2020. The increase was primarily related to the impact of cash flow generated from acquiring properties and termination fee income, partially offset by property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $337.8 million in 2021 and $494.4 million in 2020. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, land held for development, capital expenditures, lease costs, investments in non-consolidated entities, investment in a note receivable and changes in real estate deposits, net. Cash provided by investing activities primarily related to net proceeds received from the disposition of real estate and distributions from non-consolidated entities.

Net cash provided by financing activities totaled $129.1 million in 2021 and $342.6 million in 2020. Cash provided by financing activities primarily related to the issuance of the 2031 and 2030 Senior Notes, revolving credit facility borrowings, mortgage proceeds, issuances of common shares and cash contributions from noncontrolling interests. Cash used in financing activities primarily related to the redemption of the 2023 and 2024 Senior Notes, dividend and debt service payments.

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
Equity:
At-The-Market Offering Program. We maintain an At-The-Market offering program, or ATM program, under which we can issue common shares. The following table summarizes common share issuances under the ATM program for the years ended December 31, 2021 and 2020, respectively:

	Year ended December 31, 2021
	Shares Sold	Net Proceeds
2021 ATM Issuances	1,052,800	$13.5 million

	Year ended December 31, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	5,950,882	$61.0 million

During 2021, we settled 4,990,717 common shares previously sold on a forward basis on the maturity date of the contract and received $53.6 million of net proceeds. There were no forward settlements during 2020.

As of December 31, 2021, an aggregate of 3,649,023 common shares were sold in forward sales contracts that have not been settled and had an aggregate settlement price of $38.5 million, which is subject to adjustment in accordance with the forward sales contracts. We expect to settle the forward sales contracts by the maturity dates in February 2022.
During 2021, we amended the terms of our ATM offering program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of December 31, 2021, common shares with an aggregate value of $295.0 million remain available for issuance under the ATM program.
Underwritten equity offerings. During 2021, we entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. Subject to our rights to elect cash or net share settlement, we expect to settle the forward sales contracts by the maturity date in May 2022. As of December 31, 2021, the forward sales contracts had an aggregate settlement price $187.5 million, which is subject to adjustment in accordance with the forward sales contracts.

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
Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. No shares were purchased from us under the plan in 2021, 2020 and 2019.
Share Repurchase Program. During 2015, our Board of Trustees authorized the repurchase of up to 10.0 million common shares and increased this authorization by 10.0 million common shares in 2018. The share repurchase program does not expire. During 2020, we repurchased and retired approximately 1.3 million, at an average price of $8.28 per common share under the repurchase program. During 2021, we did not repurchase any shares and approximately 9.0 million common shares remain available for repurchase. We have continued to, and in the future may, repurchase our common shares in the context of our overall capital plan, and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.

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

During 2021, LCIF redeemed and cancelled 1,598,906 OP units in connection with the disposition of three properties. As of December 31, 2021, there were 0.8 million OP units outstanding not owned by us which were convertible on a one OP unit for approximately 1.13 common shares basis into an aggregate of 0.9 million common shares assuming we satisfied redemptions entirely with common shares. All outstanding OP units are entitled to a distribution equal to the dividend on our common shares or a stated distribution that may adjust based on our commons share dividend amount.

Debt:
Corporate Borrowings. In 2021, we issued $400.0 million aggregate principal amount of our 2031 Senior Notes. We used a portion of the net proceeds from the offering of the 2031 Senior Notes to redeem $188.8 million aggregate principal balance of our outstanding 2023 Senior Notes.

In 2020, we issued $400.0 million aggregate principal amount of our 2030 Senior Notes. We used a portion of the net proceeds from the offering of the 2030 Senior Notes to repurchase $61.2 million and $51.1 million aggregate principal balance of our outstanding 2023 Senior Notes and 2024 Senior Notes, respectively, through a tender offer.

The following Senior Notes were outstanding as of December 31, 2021:

Issue Date	Face Amount (millions)	Interest Rate	Maturity Date	Issue Price
August 2021	$400.0	2.375%	October 2031	99.758%
August 2020	400.0	2.70%	September 2030	99.233%
May 2014	198.9	4.40%	June 2024	99.883%
	$998.9
The Senior Notes are unsecured and pay interest semi-annually in arrears. We may redeem the Senior Notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the Senior Notes being redeemed plus a make-whole premium.

A summary of the maturity dates and interest rates of our unsecured credit agreement, as of December 31, 2021, are as follows:

	Maturity Date	Interest Rate
$600.0 Million Revolving Credit Facility(1)	02/2023	LIBOR + 0.90%
$300.0 Million Term Loan(2)	01/2025	LIBOR + 1.00%
(1)     Maturity date of the revolving credit facility can be extended to February 2024 at our option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At December 31, 2021, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)    The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum.

As of December 31, 2021, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bore interest at a fixed rate of 6.804% through April 2017 and, thereafter, bears interest at a variable rate of three month LIBOR plus 170 basis points. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2021, there were $129.1 million of these securities outstanding.

Property Specific Debt. As of December 31, 2021, we have a limited number of consolidated properties subject to mortgages. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($190.9 million at December 31, 2021), property sale proceeds or borrowing capacity on our primary credit facility ($600.0 million as of December 31, 2021, subject to covenant compliance).

Our secured debt decreased to approximately $84.4 million at December 31, 2021 compared to $138.4 million at December 31, 2020. We expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate.

Institutional Fund Management. We have entered into co-investment programs and joint ventures with institutional investors to mitigate our risk in certain assets and increase our return on equity to the extent we earn management or other fees. However, investments in certain co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital.

During 2021, we recapitalized a portfolio of 22 special purpose industrial properties, primarily manufacturing assets, through the formation of an institutional joint venture. This enabled us to capitalize on the compression of capitalization rates for these industrial assets, while mitigating risks of staying fully invested in these assets. We own 20% of this institutional joint venture and we and our partner are committed to fund an additional $50.0 million and $200.0 million, respectively, of future capital to grow this joint venture by acquiring special purpose industrial properties that do not conflict with our warehouse and distribution investment strategy.

The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $776.0 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2021, we disposed of our interests in 15 properties for an aggregate gross price of $276.7 million. Additionally, we disposed of 22 properties to a non-consolidated joint venture for an aggregate price of $547.2 million, net of purchase price credits. The proceeds were primarily used to (1) retire corporate debt obligations and (2) make investments in real property.

As we near the completion of the capital recycling of our non-industrial assets, we expect to continue our recycling efforts with respect to our older industrial assets and/or those outside our target markets where we believe we can take advantage of the strong current market. We believe capital recycling (1) provides cost effective and timely capital support for our investment activities and (2) allows us to maintain line capacity and cash in advance of what we expect to be a growing investment pipeline.
Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units. As we grow our development pipeline, we expect that development activities will become a greater part of our liquidity needs.

As of December 31, 2021, we had approximately $1.5 billion of indebtedness, consisting of mortgages and notes payable outstanding, a term loan, 2.375%, 2.70%, and 4.40% Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 2.8%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.
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

We paid approximately $128.3 million in cash dividends to our common and preferred shareholders in 2021. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

Contractual Obligations

As of December 31, 2021, we had five ongoing consolidated development projects and expect to incur approximately $312.0 million of costs in 2022, excluding noncontrolling interests' share, to substantially complete the construction of such projects. As of December 31, 2021, we had two consolidated and two non-consolidated joint ventures that own land parcels held for development. We are unable to estimate the timing of any required fundings for potential development projects on these parcels.

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

Results of Operations

Year ended December 31, 2021 compared with December 31, 2020. The increase in net income attributable to common shareholders of $199.1 million was primarily due to the items discussed below.

The increase in total gross revenues of $13.5 million was primarily a result of an increase of $14.5 million of termination income recognized during 2021. Additionally, tenant reimbursement income increased $5.1 million during 2021 because of an increased in managed properties compared to the prior year. These increases were partially offset by a $5.3 million decrease in rental revenue primarily due to the timing of property sales and a $0.6 million decrease in other revenue primarily due to an incentive fee earned upon the sale of a property that we managed for a third-party real estate owner in 2020 with no comparable revenue earned in 2021.
The increase in depreciation and amortization expense of $15.1 million was primarily due to acquisition activity.
The increase in property operating expense of $5.8 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in general and administrative expense of $5.1 million was primarily attributable to a $3.5 million increase in payroll costs and deferred compensation expense and a $1.2 million increase in costs related to investor activism.
The increase in non-operating income of $0.6 million was primarily due to funds received for land easements at two of our properties in 2021 with no comparable income in 2020.
The decrease in interest and amortization expense of $8.5 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.
The decrease in debt satisfaction gains, net, of $35.3 million was primarily due to the recognition of aggregate debt satisfaction gains of $29.0 million upon the foreclosure of our Charleston, South Carolina and Overland Park, Kansas properties in 2020, offset by a $10.1 million debt satisfaction loss incurred as a result of the repurchase of a portion of the 2023 Senior Notes and 2024 Senior Notes pursuant to a tender offer in 2020. During 2021, we incurred debt satisfaction losses of $13.9 million primarily related to the redemption of our remaining 2023 Senior Notes.
The decrease in impairment charges of $8.9 million was primarily due to the timing of impairment charges taken on certain properties. The impairments were primarily due to shortened hold periods, vacancy and lack of leasing prospects.
The increase in gains on sales of properties of $228.2 million was primarily related to the sale of 22 properties to a newly-formed joint venture in 2021 and the timing of property dispositions.
The decrease in net income attributable to noncontrolling interests of $0.6 million was primarily a result of a decrease in third-party OP unitholders.
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
The analysis of the results of operations for the year ended December 31, 2020 compared with December 31, 2019 is included in our 2020 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, on February 18, 2021.

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
The following presents our consolidated same-store NOI, for the years ended December 31, 2021 and 2020 ($000):

	2021	2020
Total cash base rent	$182,389	$180,638
Tenant reimbursements	26,447	25,729
Property operating expenses	(31,429)	(30,034)
Same-store NOI	$177,407	$176,333
Our reported same-store NOI increased from 2020 to 2021 by 0.6% primarily due to an increase in occupancy and cash base rents. As of December 31, 2021 and 2020, our historical same-store square footage leased was 99.1% and 98.1%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Twelve Months ended December 31,
	2021	2020
Net income	$385,091	$186,391

Interest and amortization expense	46,708	55,201
Provision for income taxes	1,293	1,584
Depreciation and amortization	176,714	161,592
General and administrative	35,458	30,371
Transaction costs	432	255
Non-operating/advisory fee income	(4,402)	(4,569)
Gains on sales of properties	(367,274)	(139,039)
Impairment charges	5,541	14,460
Debt satisfaction (gains) losses, net	13,894	(21,452)
Equity in losses of non-consolidated entities	190	169
Lease termination income, net	(14,972)	(857)
Straight-line adjustments	(12,324)	(13,654)
Lease incentives	780	921
Amortization of above/below market leases	(1,551)	(1,580)

NOI	265,578	269,793

Less NOI:
Acquisitions and dispositions	(88,171)	(93,460)
Same-Store NOI	$177,407	$176,333
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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for 2021 and 2020 (dollars in thousands, except share and per share amounts):

	2021	2020
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$375,848	$176,788
Adjustments:
Depreciation and amortization	173,833	158,655
Impairment charges - real estate	5,541	14,460
Noncontrolling interests - OP units	1,672	2,347
Amortization of leasing commissions	2,881	2,937
Joint venture and noncontrolling interest adjustment	8,370	8,578
Gains on sales of properties, including non-consolidated entities	(367,274)	(139,596)
FFO available to common shareholders and unitholders - basic	200,871	224,169
Preferred dividends	6,290	6,290
Amount allocated to participating securities	510	224
FFO available to all equityholders and unitholders - diluted	207,671	230,683
Debt satisfaction (gains) losses, net, including non-consolidated entities	13,894	(21,396)
Activist costs	1,199	—
Transaction costs	432	255
Adjusted Company FFO available to all equityholders and unitholders - diluted	$223,196	$209,542

Per Common Share and Unit Amounts
Basic:
FFO	$0.72	$0.83

Diluted:
FFO	$0.72	$0.84
Adjusted Company FFO	$0.78	$0.76

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	277,640,835	266,914,843
Operating partnership units(1)	1,918,845	3,083,320
Weighted-average common shares outstanding - basic FFO	279,559,680	269,998,163

Diluted:
Weighted-average common shares outstanding - diluted EPS	287,369,742	268,182,552
Unvested share-based payment awards	44,261	17,180
Operating partnership units(1)	—	3,083,320
Preferred shares - Series C	—	4,710,570
Weighted-average common shares outstanding - diluted FFO	287,414,003	275,993,622

(1) Includes OP units other than OP units held by us.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $129.1 million at December 31, 2021 and 2020, which represented 8.5% and 9.5%, respectively, of our aggregate principal consolidated indebtedness. During 2021 and 2020, our variable-rate indebtedness had a weighted-average interest rate of 1.7% and 2.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2021 and 2020 would have increased by $1.7 million and $1.8 million, respectively. As of December 31, 2021 and 2020, our aggregate principal consolidated fixed-rate debt was $1.4 billion and $1.2 billion, respectively, which represented 91.5% and 90.5%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2021 and is indicative of the interest rate environment as of December 31, 2021, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.4 billion as of December 31, 2021.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have historically entered into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2021, we had four interest rate swap agreements in our consolidated portfolio, all of which expire in January 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of LXP Industrial Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LXP Industrial Trust (formerly Lexington Realty Trust) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company makes significant assumptions to estimate its holding period of an asset. Additionally, for those real estate assets where indications of impairment have been identified, the Company makes significant estimates and assumptions related to rental rates and capitalization rates included in the estimated future undiscounted cash flows and, as necessary, the discount rate applied to determine fair value of the assets. Changes in these assumptions could have a significant impact on the identification of real estate assets for impairment, the estimated fair value of the asset, or the amount of any impairment charge recognized. Total real estate assets as of December 31, 2021 were $3.5 billion. The Company recorded $5.5 million of impairment charges on real estate assets during the year ended December 31, 2021.
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
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including testing the source information underlying the determination of the discount rate, rental rates, capitalization rates and developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management; and (3) mathematical accuracy of the calculation.
/s/ Deloitte & Touche LLP

New York, New York
February 24, 2022

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of LXP Industrial Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LXP Industrial Trust (formerly Lexington Realty Trust) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

New York, New York
February 24, 2022

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2021	2020
Assets:
Real estate, at cost	$3,583,978	$3,514,564
Real estate - intangible assets	341,403	409,293
Land held for development	104,160	—
Investments in real estate under construction	161,165	75,906
Real estate, gross	4,190,706	3,999,763
Less: accumulated depreciation and amortization	655,740	884,465
Real estate, net	3,534,966	3,115,298
Assets held for sale	82,586	16,530
Right-of-use assets, net	27,966	31,423
Cash and cash equivalents	190,926	178,795
Restricted cash	101	626
Investments in non-consolidated entities	74,559	56,464
Deferred expenses (net of accumulated amortization of $18,356 in 2021 and $23,171 in 2020)	18,861	15,901
Rent receivable - current	3,526	2,899
Rent receivable - deferred	63,283	66,959
Other assets	8,784	8,331
Total assets	$4,005,558	$3,493,226

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$83,092	$136,529
Term loan payable, net	298,446	297,943
Senior notes payable, net	987,931	779,275
Trust preferred securities, net	127,595	127,495
Dividends payable	37,425	35,401
Liabilities held for sale	3,468	790
Operating lease liabilities	29,094	32,515
Accounts payable and other liabilities	77,607	55,208
Accrued interest payable	8,481	6,334
Deferred revenue - including below market leases (net of accumulated accretion of $14,258 in 2021 and $12,758 in 2020)	14,474	17,264
Prepaid rent	14,717	13,335
Total liabilities	1,682,330	1,502,089

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 283,752,726 and 277,152,450 shares issued and outstanding in 2021 and 2020, respectively	28	28
Additional paid-in-capital	3,252,506	3,196,315
Accumulated distributions in excess of net income	(1,049,434)	(1,301,726)
Accumulated other comprehensive loss	(6,258)	(17,963)
Total shareholders’ equity	2,290,858	1,970,670
Noncontrolling interests	32,370	20,467
Total equity	2,323,228	1,991,137
Total liabilities and equity	$4,005,558	$3,493,226

The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2021	2020	2019
Gross revenues:
Rental revenue	$339,944	$325,811	$320,622
Other revenue	4,053	4,637	5,347
Total gross revenues	343,997	330,448	325,969
Expense applicable to revenues:
Depreciation and amortization	(176,714)	(161,592)	(147,594)
Property operating	(47,746)	(41,914)	(42,018)
General and administrative	(35,458)	(30,371)	(30,785)
Non-operating income	1,364	743	2,262
Interest and amortization expense	(46,708)	(55,201)	(65,095)
Debt satisfaction gains (losses), net	(13,894)	21,452	(4,517)
Impairment charges	(5,541)	(14,460)	(5,329)
Gains on sales of properties	367,274	139,039	250,889
Income before provision for income taxes, equity in earnings (losses) of non-consolidated entities	386,574	188,144	283,782
Provision for income taxes	(1,293)	(1,584)	(1,379)
Equity in earnings (losses) of non-consolidated entities	(190)	(169)	2,890
Net income	385,091	186,391	285,293
Less net income attributable to noncontrolling interests	(2,443)	(3,089)	(5,383)
Net income attributable to LXP Industrial Trust shareholders	382,648	183,302	279,910
Dividends attributable to preferred shares - Series C	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(510)	(224)	(395)
Net income attributable to common shareholders	$375,848	$176,788	$273,225
Net income attributable to common shareholders - per common share basic	$1.35	$0.66	$1.15
Weighted-average common shares outstanding - basic	277,640,835	266,914,843	237,642,048
Net income attributable to common shareholders - per common share diluted	$1.34	$0.66	$1.15
Weighted-average common shares outstanding - diluted	287,369,742	268,182,552	237,934,515
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2021	2020	2019
Net income	$385,091	$186,391	$285,293
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	11,705	(16,035)	(2,004)
Other comprehensive income (loss)	11,705	(16,035)	(2,004)
Comprehensive income	396,796	170,356	283,289
Comprehensive income attributable to noncontrolling interests	(2,443)	(3,089)	(5,383)
Comprehensive income attributable to LXP Industrial Trust shareholders	$394,353	$167,267	$277,906
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2021

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2020	$1,991,137	1,935,400	$94,016	277,152,450	$28	$3,196,315	$(1,301,726)	$(17,963)	$20,467
Issuance of partnership interest in real estate	21,901	—	—	—	—	—	—	—	21,901
Redemption of noncontrolling OP units for common shares	—	—	—	185,270	—	958	—	—	(958)
Redemption of noncontrolling OP units for real estate	(22,305)	—	—	—	—	(12,919)	—	—	(9,386)
Issuance of common shares and deferred compensation amortization, net	73,851	—	—	6,993,194	—	73,851	—	—	—
Repurchase of common shares to settle tax obligations	(6,134)	—	—	(567,924)	—	(6,134)	—	—	—
Forfeiture of employee common shares	2	—	—	(10,264)	—	—	2	—	—
Dividends/distributions	(132,020)	—	—	—	—	—	(130,358)	—	(1,662)
Net income	385,091	—	—	—	—	—	382,648	—	2,443
Other comprehensive income	11,705	—	—	—	—	—	—	11,705	—
Reallocation of noncontrolling interests	—	—	—	—	—	435	—	—	(435)
Balance December 31, 2021	$2,323,228	1,935,400	$94,016	283,752,726	$28	$3,252,506	$(1,049,434)	$(6,258)	$32,370
The accompanying notes are an integral part of the consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2020

		LXP Industrial Trust Shareholders
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2019

		LXP Industrial Trust Shareholders
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2021	2020	2019
Cash flows from operating activities:
Net income	$385,091	$186,391	$285,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,523	164,260	150,440
Gains on sales of properties	(367,274)	(139,039)	(250,889)
Debt satisfaction (gains) losses, net	13,894	(21,452)	4,517
Impairment charges	5,541	14,460	5,329
Straight-line rents	(12,275)	(13,602)	(14,264)
Amortization of right of use assets	3,726	3,763	3,645
Other non-cash expense, net	6,734	6,210	6,060
Equity in (earnings) losses of non-consolidated entities	190	169	(2,890)
Distributions of accumulated earnings from non-consolidated entities	—	—	2,571
Change in accounts payable and other liabilities	7,996	2,859	(270)
Change in rent receivable and prepaid rent, net	1,058	80	3,770
Change in accrued interest payable	2,138	1,866	3,368
Other adjustments, net	(5,996)	(4,130)	(4,496)
Net cash provided by operating activities	220,346	201,835	192,184
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(758,371)	(611,754)	(662,010)
Investment in real estate under construction	(288,519)	(53,971)	(11,332)
Capital expenditures	(15,207)	(17,250)	(17,829)
Net proceeds from sale of properties	728,360	192,560	504,118
Investment in loans receivable	(1,497)	—	—
Principal payments received on loans receivable	8	—	—
Investments in non-consolidated entities, net	(4,533)	(7,528)	(8,018)
Distributions from non-consolidated entities in excess of accumulated earnings	8,347	8,055	17,119
Payments of deferred leasing costs	(7,297)	(4,841)	(8,196)
Change in real estate deposits, net	947	379	(817)
Net cash used in investing activities	(337,762)	(494,350)	(186,965)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(128,334)	(118,384)	(122,843)
Principal amortization payments	(13,552)	(19,441)	(24,259)
Principal payments on debt, excluding normal amortization	(14,581)	—	(89,242)
Proceeds of mortgages and notes payable	11,610	—	—
Revolving credit facility borrowings	555,000	170,000	110,000
Revolving credit facility payments	(555,000)	(170,000)	(110,000)
Proceeds from issuance of senior notes	399,032	396,932	—
Repurchase of senior notes	(188,756)	(112,312)	—
Payment for early extinguishment of debt	(12,664)	(11,094)	(3,505)
Deferred financing costs	(3,977)	(3,803)	(5,456)
Cash distributions to noncontrolling interests	(1,662)	(1,905)	(2,763)
Cash contributions from noncontrolling interests	21,411	1,285	867
Repurchase of common shares	—	(11,042)	(3,598)
Issuance of common shares, net of costs and repurchases to settle tax obligations	60,575	222,390	197,643
Net cash provided by (used in) financing activities	129,102	342,626	(53,156)
Change in cash, cash equivalents and restricted cash	11,686	50,111	(47,937)
Less restricted cash classified as held for sale	(80)	—	—
Cash, cash equivalents and restricted cash, at beginning of year	179,421	129,310	177,247
Cash, cash equivalents and restricted cash, at end of year	$191,027	$179,421	$129,310
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company

LXP Industrial Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland real estate investment trust (“REIT”) that owns a portfolio of equity investments focused on single-tenant industrial properties.
As of December 31, 2021, the Company had equity ownership interests in approximately 121 consolidated properties located in 23 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
During 2021, the Company acquired interests in seven joint ventures with developers, consisting of five on-going development projects and two land joint ventures, with ownership interests ranging from 80% to 95.5%. Each joint venture acquired land parcels to develop industrial properties. The Company determined that the joint ventures are VIEs in which the Company is the primary beneficiary. As a result, these joint ventures’ operations are consolidated in the Company's financial statements.

In addition, the Company is the primary beneficiary of certain other VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. (“LCIF”) is a consolidated VIE and the Company has an approximate 99% ownership interest.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The assets of each VIE are only available to satisfy such VIE's respective liabilities. As of December 31, 2020, the VIEs' mortgages and notes payable were non-recourse to the Company. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the consolidated balance sheets as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Real estate, net	$810,087	$569,461
Total assets	$952,611	$679,786
Mortgages and notes payable, net	$—	$25,600
Total liabilities	$47,011	$40,974
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
Revenue Recognition. The Company recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. The Company evaluates the collectability of its rental payments and recognizes revenue on a cash basis when the Company believes it is no longer probable that it will receive substantially all of the remaining lease payments. Renewal options in leases are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred on the consolidated balance sheets.
Earnings Per Share. Basic net income (loss) per share is computed under the two-class method by dividing net income (loss) reduced by preferred dividends and amounts allocated to certain non-vested share-based payment awards, if applicable, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and non-vested common shares, unsettled common shares sold in forward sales transactions, OP units and put options of certain convertible securities.
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. The Company's acquisitions are primarily considered asset acquisitions, thus acquisition costs are capitalized.
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
Investments in Non-Consolidated Entities. The Company uses the equity method of accounting for those joint ventures where it exercises significant influence but does not have control. If the Company's investment in the entity is insignificant and the Company has no influence over the control of the entity then the entity is accounted for under the cost method.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
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
Cost Capitalization. The Company capitalizes interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use in real estate under construction in the consolidated balance sheets. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized.
Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the consolidated balance sheets. The operating results of these properties are reflected as discontinued operations in the consolidated statements of operations only if the sale of these assets represents a major strategic shift in operations; if not, the operating results are included in continuing operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.
Deferred Expenses. Deferred expenses consist primarily of revolving line of credit debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
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
Restricted Cash. Restricted cash is comprised primarily of cash balances held by lenders and operating cash reserves held in escrow for one property.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2021, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
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

In July 2021, the FASB issued ASU 2021-05, Lease (Topic 842): Lessors-Certain Leases with Variable Lease Payments, to amend the guidance to provide alternative accounting for sales type and direct finance leases with variable lease payments. The amendments in ASU 2021-05 amend the accounting guidance to allow lessors to classify and account for variable leases payments that do no depend on a reference index or a rate as an operating lease if certain criteria are met. The standard is effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company does not currently have any leases that are classified as sales-type or direct finance leases. Therefore, the Company early adopted the measure on a prospective basis to applicable leases that commenced or were modified on or after July 1, 2021.

(3)Earnings Per Share
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2021:

	2021	2020	2019
BASIC
Net income attributable to common shareholders	$375,848	$176,788	$273,225
Weighted-average number of common shares outstanding	277,640,835	266,914,843	237,642,048
Net income attributable to common shareholders - per common share basic	$1.35	$0.66	$1.15

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

	2021	2020	2019
DILUTED:
Net income attributable to common shareholders - basic	$375,848	$176,788	$273,225
Impact of assumed conversions	7,962	—	—
Net income attributable to common shareholders	$383,810	$176,788	$273,225

Weighted-average common shares outstanding - basic	277,640,835	266,914,843	237,642,048
Effect of dilutive securities:
Unvested share-based payment awards and options	989,177	1,267,709	292,467
Shares issuable under forward sales agreements	2,110,315	—	—
Operating Partnership Units	1,918,845	—	—
Series C Cumulative Convertible Preferred	4,710,570	—	—
Weighted-average common shares outstanding - diluted	287,369,742	268,182,552	237,934,515

Net income attributable to common shareholders - per common share diluted	$1.34	$0.66	$1.15
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4) Investments in Real Estate
The Company's real estate, net, consists of the following at December 31, 2021 and 2020:

	2021	2020
Real estate, at cost:
Buildings and building improvements	$3,235,601	$3,144,176
Land, land estates and land improvements	342,895	367,272
Construction in progress	5,482	3,116
Real estate intangibles:
In-place lease values	320,847	357,640
Tenant relationships	13,205	33,327
Above-market leases	7,351	18,326
Land held for development	104,160	—
Investments in real estate under construction	161,165	75,906
	4,190,706	3,999,763
Accumulated depreciation and amortization(1)	(655,740)	(884,465)
Real estate, net	$3,534,966	$3,115,298
(1)    Includes accumulated amortization of real estate intangible assets of $151,041 and $199,997 in 2021 and 2020, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $33,710 in 2022, $32,501 in 2023, $26,638 in 2024, $22,709 in 2025 and $19,701 in 2026.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $14,401 and $16,531, respectively, as of December 31, 2021 and 2020. The estimated accretion for the next five years is $1,955 in 2022, $1,955 in 2023, $1,955 in 2024, $1,865 in 2025 and $1,663 in 2026.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company completed the following acquisitions during 2021 and 2020:
2021:

Market(1)	Acquisition/Completion Date	Initial Cost Basis	Primary Lease Expiration at Acquisition	Land	Building and Improvements	Lease in-place Value Intangible	Above (Below) Market Lease Intangible
Indianapolis, IN	January 2021	$14,310	12/2024	$1,208	$12,052	$1,035	$15
Indianapolis, IN	January 2021	14,120	08/2025	1,162	11,825	1,133	—
Central Florida	January 2021	22,358	05/2031	1,416	19,910	1,032	—
Columbus, OH(2)	March 2021	19,531	03/2024	2,800	16,731	—	—
Houston, TX	May 2021	28,293	08/2028	4,272	22,296	1,725	—
Houston, TX	May 2021	37,686	12/2026	6,489	28,470	2,727	—
Houston, TX	May 2021	11,512	08/2024	1,792	9,089	631	—
Cincinnati/Dayton, OH	June 2021	18,674	06/2023	1,109	16,477	1,088	—
Central Florida	June 2021	48,593	N/A	2,610	45,983	—	—
Greenville-Spartanburg, SC	June 2021	36,903	09/2025	2,376	32,121	2,406	—
Greenville-Spartanburg, SC	June 2021	23,812	06/2026	1,329	21,419	1,064	—
Greenville-Spartanburg, SC	July 2021	29,421	04/2029	2,819	24,508	2,094	—
Greenville-Spartanburg, SC	July 2021	26,106	12/2029	1,169	23,070	1,867	—
Greenville-Spartanburg, SC(3)	July 2021	18,394	N/A	1,020	17,374	—	—
Greenville-Spartanburg, SC	July 2021	31,646	09/2026	1,710	27,817	2,119	—
Columbus, OH	August 2021	29,265	11/2029	2,251	25,184	1,830	—
Indianapolis, IN	October 2021	16,315	12/2026	741	14,488	1,086	—
Indianapolis, IN	October 2021	44,479	03/2031	1,991	39,338	3,150	—
Indianapolis, IN	October 2021	15,644	12/2026	695	13,958	991	—
Atlanta, GA(2)(4)	November 2021	47,568	10/2028	7,209	40,359	—	—
Phoenix, AZ(2)	November 2021	61,490	11/2036	11,732	49,758	—	—
Phoenix, AZ	December 2021	83,517	12/2031	8,027	73,650	1,840	—
Indianapolis, IN	December 2021	93,899	11/2031	8,335	80,051	5,513	—
Atlanta, GA	December 2021	37,625	07/2031	2,006	33,276	2,343	—
Atlanta, GA	December 2021	47,618	09/2031	2,497	42,255	2,866	—
Atlanta, GA	December 2021	26,838	09/2025	1,465	23,649	1,724	—
		$885,617		$80,230	$765,108	$40,264	$15

Weighted-average life of intangible assets (years)						7.3	3.5
(1)    A land parcel located in Hebron, OH was also purchased for $371.
(2)    Development project substantially completed and placed into service.
(3)    Subsequent to acquisition, property fully leased for 5.5 years.
(4)    Initial basis excludes certain remaining costs, including developer partner promote.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
2020:

Market	Acquisition Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Chicago, IL	January 2020	$53,642	11/2029	$3,681	$45,817	$4,144
Phoenix, AZ	January 2020	19,164	12/2025	1,614	16,222	1,328
Chicago, IL	January 2020	39,153	12/2029	1,788	34,301	3,064
Dallas, TX	February 2020	83,495	08/2029	4,500	71,635	7,360
Savannah, GA	April 2020	34,753	07/2027	1,689	30,346	2,718
Dallas, TX	May 2020	10,731	06/2030	1,308	8,466	957
Savannah, GA	June 2020	30,448	06/2025	2,560	25,697	2,191
Savannah, GA	June 2020	9,130	08/2025	1,070	7,448	612
Houston, TX	June 2020	20,949	04/2025	2,202	17,101	1,646
Ocala, FL	June 2020	58,283	08/2030	4,113	49,904	4,266
DC/Baltimore, MD	September 2020	29,143	11/2024	2,818	24,423	1,902
Savannah, GA	September 2020	40,908	07/2026	3,775	34,322	2,811
Phoenix, AZ	November 2020	87,820	03/2033	10,733	69,491	7,596
Dallas, TX	December 2020	44,030	10/2024	3,938	37,185	2,907
Greenville-Spartanburg, SC	December 2020	18,595	02/2031	1,186	15,814	1,595
Dallas, TX	December 2020	31,556	01/2030	3,847	25,038	2,671

		$611,800		$50,822	$513,210	$47,768

Weighted-average life of intangible assets (years)						8.7

As of December 31, 2021, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 12/31/2021	Amount Funded as of 12/31/2021(4)	Estimated Building Completion Date	% Leased as of 12/31/2021
The Cubes at Etna East (95%)(1)(2)	1	Columbus, OH	1,074,840	$72,100	$33,002	$22,471	2Q 2022	—%
Mt. Comfort (80%)(1)	1	Indianapolis, IN	1,053,360	60,300	30,012	21,977	3Q 2022	—%
Cotton 303 (93%)(1)	2	Phoenix, AZ	880,678	84,200	30,263	24,475	3Q 2022	—%
Ocala (80%)(1)	1	Central Florida	1,085,280	80,900	32,186	21,186	3Q 2022	—%
Smith Farms (90%)(1)(3)	3	Greenville-Spartanburg, SC	2,194,820	162,100	35,702	21,433	4Q 2022 - 2Q 2023	36%
				$459,600	$161,165	$111,542

(1)Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer partner promote.
(2)Land parcel distributed from the Etna Park 70 East joint venture during the fourth quarter.
(3)Preleased one 797,936 square foot facility subject to a 12-year lease commencing upon substantial completion of the facility.
(4)Excludes noncontrolling interests' share.

As of December 31, 2021, the Company's aggregate investment in five consolidated development arrangements was $161,165, which included capitalized interest of $1,114 for the year ended December 31, 2021 and is presented as investments in real estate under construction in the accompanying consolidated balance sheets.

In December 2021, the Company acquired ownership interests of 95.5% and 80% in two newly-formed consolidated joint ventures, Lex Reems & Olive, LLC and Hancock 14 RRL, LLC, respectively. Lex Reems & Olive, LLC invested $100,875 in a 420-acre land parcel in the Phoenix, Arizona market. Hancock 14 RRL, LLC invested $3,285 in a 73-acre land parcel in the Indianapolis, Indiana market. The land parcels are classified as land held for development in the consolidated balance sheets.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(5)Dispositions and Impairment
For the years ended December 31, 2021, 2020 and 2019, the Company disposed of its interests in various properties for an aggregate gross disposition price of $823,966, $432,843 and $504,118, respectively, which resulted in gains on sales of $367,274, $139,039 and $250,889, respectively, including, in 2021 the sale of 22 special purpose industrial assets to a newly-formed joint venture, NNN MFG Cold JV L.P. (“MFG Cold JV”), with an unaffiliated third-party.

Included in the 2021 dispositions are three non-industrial properties with a disposition price of $35,369, which was satisfied through (i) the redemption of 1,598,906 operating units ("OP units"), (ii) the assumption of $11,610 of third party mortgage financing that encumbered two of the properties and (iii) $1,497 of seller financing. The seller financing note receivable has a fixed interest rate of 6.0% per annum and matures on August 1, 2025. As of December 31, 2021, the balance of the note receivable is $1,489.

Included in the 2020 dispositions are three properties which were conveyed to the lenders in forgiveness of the mortgage loan encumbering each property. The balances of the non-recourse mortgage loans were in excess of the value of the property collateral, resulting in aggregate debt satisfaction gains, net of $34,450. For the years ended December 31, 2021, 2020 and 2019, the Company recognized net debt satisfaction charges relating to properties sold of $229, $2,879 and $4,415, respectively.

The Company had eight and two properties classified as held for sale at December 31, 2021 and December 31, 2020, respectively. Assets and liabilities of the held for sale properties as of December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Assets:
Real estate, at cost	$170,117	$32,629
Real estate, intangible assets	9,454	7,941
Accumulated depreciation and amortization	(99,659)	(24,312)
Deferred expenses, net	1,759	—
Other	915	272
	$82,586	$16,530
Liabilities:
Accounts payable and other liabilities	$1,908	$588
Deferred revenue	483	—
Prepaid rent	1,077	202
	$3,468	$790
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
During 2021, 2020 and 2019, the Company recognized aggregate impairment charges on real estate properties of $5,541, $14,460 and $5,329, respectively. During 2021 and 2020, the aggregate impairment charges were recognized on properties that were primarily impaired due to a reduction in the anticipated holding period for those properties. During 2019, aggregate impairment charges of $2,106 were recognized on two vacant retail properties, which were sold in 2019, and a held for use impairment of $2,974 was recognized on an office property due to a reduction of the anticipated holding period and leasing prospects.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(6)Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(6,258)	$—	$(6,258)	$—
Impaired real estate assets (1)	$12,735	$—	$—	$12,735
(1)    Represents non-recurring fair value measurement. The Company measured the $12,735 fair value based on a discounted cash flow analysis, using a discount rate ranging from 8.0% to 10.0% and a residual capitalization rate ranging from 7.5% to 8.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.

		Fair Value Measurements Using
Description	2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(17,963)	$—	$(17,963)	$—
Impaired real estate assets (1)	$21,141	$—	$2,480	$18,661
(1)    Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date. $2,480 was based on an observable contract thus Level 2. The Company measured $18,661 of these fair values based on a discounted cash flow analysis, using a discount rate of 9.0% and residual capitalization rates ranging from 8.0% to 9.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2021 and 2020, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,497,064	$1,491,868	$1,341,242	$1,368,151

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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(7)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		December 31, 2021	December 31, 2021	December 31, 2020
MFG Cold JV	(1)	20%	$30,752	$—
NNN Office JV L.P.	(2)	20%	24,112	31,615
Etna Park 70 LLC	(3)	90%	12,874	12,514
Etna Park 70 East LLC	(4)	90%	2,797	7,484
BSH Lessee L.P.	(5)	25%	4,024	4,851
			$74,559	$56,464
(1)    During 2021, the Company disposed of 22 special purpose industrial assets to MFG Cold JV for an aggregate disposition price of $550,000, net of $2,775 of purchase price adjustments, and acquired a 20% interest in the MFG Cold JV. The Company recognized a gain of $239,386 in connection with the disposition of the assets, and, in addition, MFG Cold JV assumed $25,850 of non-recourse mortgage debt in the transaction. MFG Cold JV obtained $381,000 of non-recourse mortgage financing which bears interest at one month Term SOFR plus 245 basis points and has an initial term of two years but can be extended for three additional terms of one year each. MFG Cold JV entered into an interest rate agreement which caps the one-month Term SOFR component of the $381,000 mortgage financing at 3% for two years.
(2)    NNN Office JV L.P. is a joint venture formed in 2018 and owns office properties formerly owned by the Company.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land.
(4) Joint venture formed in 2019 with a developer entity to acquire a parcel of land. During the fourth quarter of 2021, a land parcel was distributed from the Etna Park 70 East LLC to The Cubes at Etna East, a consolidated development joint venture.
(5)    A joint venture investment, which owns a single-tenant, net-leased asset.
During 2020, NNN Office JV L.P. (“NNN JV”) sold two assets and the Company recognized aggregate gains on the transactions of $557 within equity in earnings (losses) of non-consolidated entities within its consolidated statement of operations. In conjunction with these property sales, NNN JV received aggregate net proceeds of $8,504 after the satisfaction of an aggregate of $40,800 of its non-recourse mortgage indebtedness. The NNN JV distributed $1,701 of the net proceeds to the Company as a result of the property sales.
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
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $2,968, $3,028 and $3,596 for the years ended December 31, 2021, 2020 and 2019.
(8)Mortgages and Notes Payable
The Company had the following mortgages and notes payable outstanding as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Mortgages and notes payable	$84,429	$138,412
Unamortized debt issuance costs	(1,337)	(1,883)
	$83,092	$136,529

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3% and 3.5% to 6.3% at December 31, 2021 and 2020, respectively, and all mortgages and notes payable mature between 2023 and 2031, as of December 31, 2021. The weighted-average interest rate at December 31, 2021 and 2020 was approximately 4.0% and 4.5%, respectively.

On July 12, 2021, LCIF encumbered two of its properties with mortgage debt in the amount of $11,610. Subsequently, on July 12, 2021, certain operating partnership unitholders assumed the mortgages upon purchasing the properties.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of December 31, 2021, are as follows:

	Maturity Date	Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(2)	January 2025	LIBOR + 1.00%
(1)Maturity date of the revolving credit facility can be extended to February 2024 at the Company's option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At December 31, 2021, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2)The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum. The aggregate unamortized debt issuance costs for the term loan was $1,554 and $2,057 as of December 31, 2021 and 2020, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at December 31, 2021.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.
Scheduled principal and balloon payments for mortgages, notes payable and term loan for the next five years and thereafter are as follows:

Year ending December 31,	Total
2022	$11,275
2023	12,265
2024	5,373
2025	5,570
2026	5,773
Thereafter	44,173
84,429
Unamortized debt issuance costs	(1,337)
$83,092

Included in the consolidated statements of operations, the Company recognized debt satisfaction charges, net, of $717 and $9 for the years ended December 31, 2021 and 2019, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $2,974, $1,745 and $410 in interest for the years ended 2021, 2020 and 2019, respectively.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(9)Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2021 and 2020:

Issue Date	December 31, 2021	December 31, 2020	Interest Rate	Maturity Date	Issue Price
August 2021	$400,000	$—	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
June 2013	—	188,756	4.25%	June 2023	99.026%
	998,932	787,688
Unamortized debt discount	(3,655)	(3,491)
Unamortized debt issuance cost	(7,346)	(4,922)
	$987,931	$779,275
Each series of the Senior Notes is unsecured and pays interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a make-whole premium.
In August 2021, the Company issued $400,000 aggregate principal amount of 2.375% Senior Notes due 2031 ("2031 Senior Notes") at an issuance price of 99.758% of the principal amount. The Company issued the 2031 Senior Notes at an initial discount of $968 which is being recognized as additional interest expense over the term of the 2031 Senior Notes. The Company used a portion of the net proceeds from the offering of the 2031 Senior Notes to redeem the $188,756 aggregate principal balance of its outstanding 4.25% Senior Notes due 2023 ("2023 Senior Notes"). The consideration paid included a make-whole premium of $12,191 and $2,028 of accrued and unpaid interest. The Company recognized a $12,948 debt satisfaction loss related to the aggregate redemptions.
In August 2020, the Company issued $400,000 aggregate principal amount of 2.70% Senior Notes due 2030 ("2030 Senior Notes") at an issuance price of 99.233% of the principal amount. The Company issued the 2030 Senior Notes at an initial discount of $3,068 which is being recognized as additional interest expense over the term of the 2030 Senior Notes. The Company used the proceeds from the offering of the 2030 Notes to repurchase $61,244 and $51,068 aggregate principal balance of its outstanding 2023 Senior Notes and 4.40% Senior Notes 2024, respectively through a tender offer. The Company recognized a $10,119 debt satisfaction loss related to the aggregate repurchases, which included a write-off of the proportionate amount of unamortized discount and debt issuance costs related to the 2023 and 2024 senior notes.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at December 31, 2021 was 1.832%. As of December 31, 2021 and 2020, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,525 and $1,625, respectively, of unamortized debt issuance costs.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2022	$—
2023	—
2024	198,932
2025	—
2026	—
Thereafter	929,120
1,128,052
Unamortized debt discounts	(3,655)
Unamortized debt issuance costs	(8,871)
$1,115,526

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during 2021 and 2020.

During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months, the Company estimates that an additional $3,848 will be reclassified as an increase to interest expense if the swaps remain outstanding.
As of December 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet.

	As of December 31, 2021		As of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Liability	Other liabilities	$(6,258)	Other liabilities	$(17,963)

The table below present the effect of the Company's derivative financial instruments on the consolidated statements of operations for 2021 and 2020:

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative December 31,		Amount of Loss Reclassified from Accumulated OCI into Income (1) December 31,
Hedging Relationships	2021	2020	2021	2020
Interest Rate Swap	$6,755	$(19,422)	$4,950	$3,387
(1) Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the consolidated statements of operations.

Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded was $46,708 and $55,201 for 2021 and 2020, respectively.

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2021, the Company had not posted any collateral related to the agreements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(11)     Leases

Lessor
The Company's lease portfolio as a lessor primarily includes general purpose, single-tenant net-leased real estate assets. Most of the Company’s leases require tenants to pay fixed annual rental payments that escalate on an annual basis and variable payments for other operating expenses, such as real estate taxes, insurance, common area maintenance ("CAM"), and utilities, that are based on the actual expenses incurred.
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
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectable, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. In February 2020, the Company wrote off a deferred rent receivable balance of $615 as a reduction of rental revenue related to a tenant that dissolved and surrendered its leased premises in an industrial property located in the Columbus, Ohio market. During 2019, rental revenue was reduced by an aggregate of $352 for accounts receivable deemed uncollectible.
Certain tenants have been experiencing financial difficulties as a result of the COVID-19 pandemic. During 2020, the Company wrote off aggregate deferred rent receivable balances of $1,383, as a reduction of rental revenue, related to tenants with rent collectability concerns. As of December 31, 2021 and 2020, the Company also wrote off or reserved an aggregate of $370 and $389, respectively, accounts receivable, net, relating to certain tenants suffering from the current economic conditions.
The Company determined that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its consolidated statements of operations. The primary non-lease service that is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of December 31, 2021, 2020 and 2019, the Company incurred $19, $67 and $191, respectively, of costs that were not incremental to the execution of leases, which are included in property operating expenses in its consolidated statements of operations.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following table presents the Company’s classification of rental revenue for its operating leases for the year ended December 31, 2021 and 2020:

Classification	December 31, 2021	December 31, 2020
Fixed	$287,552	$293,457
Variable(1)(2)	52,392	32,354
Total	$339,944	$325,811
(1)    Primarily comprised of tenant reimbursements.
(2)    Variable lease payments contain termination revenue of $15,371 and $857 for the year ending December 31, 2021 and 2020, respectively. The 2021 termination fee revenue primarily related to a tenant that terminated its lease at the Company's Durham, New Hampshire industrial property.

Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of December 31, 2021 were as     follows:

Year ending December 31,	Total
2022	$254,733
2023	258,475
2024	228,697
2025	208,404
2026	189,243
Thereafter	710,938
Total	$1,850,490
The above minimum lease payments do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases, if not reasonably certain.
Certain leases allow for the tenant to terminate the lease if the property is deemed obsolete, as defined, and upon payment of a termination fee to the landlord, as stipulated in the lease. In addition, certain leases provide the tenant with the right to purchase the leased property at fair market value or a stipulated price.
Lessee
The Company has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of December 31, 2021. The leases have remaining lease terms of up to 39 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. Minimum lease payments for leases that commenced before the date of adoption of ASC 842 were determined based on previous leases guidance under ASC 840. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
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
Supplemental information related to operating leases is as follows:

	The Year Ended
	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases (years)	9.7	11.7
Weighted-average discount rate
Operating leases	4.0%	4.1%
The components of lease expense for the year ended December 31, 2021 and 2020 were as follows:

Income Statement Classification	Fixed	Variable	Total
2021:
Property operating	$3,645	$3	$3,648
General and administrative	1,380	70	1,450
Total	$5,025	$73	$5,098

2020:
Property operating	$3,969	$2	$3,971
General and administrative	1,348	105	1,453
Total	$5,317	$107	$5,424
The Company recognized sublease income of $3,425, $3,756 and $3,764 in 2021, 2020 and 2019, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of December 31, 2021:

Year ending December 31,	Operating Leases
2022	$5,046
2023	5,290
2024	5,199
2025	5,204
2026	4,174
Thereafter	11,174
Total lease payments	36,087
Less: Imputed interest	(6,993)
Present value of lease liabilities	$29,094
(12)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2021, 2020 and 2019, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(13)Equity
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares. The following table summarizes common share issuances under the ATM program:

	Year ended December 31, 2021
	Shares Sold	Net Proceeds
2021 ATM Issuances	1,052,800	$13,532

	Year ended December 31, 2020
	Shares Sold	Net Proceeds
2020 ATM Issuances	5,950,882	$60,977

During 2021, the Company settled 4,990,717 common shares previously sold on a forward basis on the maturity date of the contract and received $53,567 of net proceeds. There were no forward settlements during 2020.

As of December 31, 2021, an aggregate of 3,649,023 common shares were sold in forward sales contracts that had not been settled and had an aggregate settlement price of $38,544, which is subject to adjustment in accordance with the forward sales contracts. The Company expects to settle the forward sales contracts by the maturity dates in February 2022.

In 2021, the Company amended the terms of its ATM offering program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of December 31, 2021, commons shares with an aggregate value of $294,985 remain available for issuance under the ATM program.

Underwritten Equity Offerings. During 2021, the Company entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. Subject to the Company's rights to elect cash or net share settlement, the Company expects to settle the forward sales contracts by the maturity date in May 2022. As of December 31, 2021, the forward sales contracts had an aggregate settlement price $187,528, which is subject to adjustment in accordance with the forward sales contracts.

During 2020, the Company issued 17,250,000 common shares at $9.60 per common share in an underwritten offering and generated net proceeds of approximately $164,000. The net proceeds were used for general corporate purposes, including acquisitions, and pending the application of the proceeds were used to pay down all the then outstanding balance under the Company's revolving credit facility.

Stock Based Compensation. In addition, during the years ended December 31, 2021, 2020 and 2019, the Company issued 949,573, 756,380 and 896,807 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria.

Share Repurchase Program. In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 in 2018. This share repurchase program has no expiration date. During 2020 and 2019, the Company repurchased and retired, 1,329,940 and 441,581 common shares, respectively, at an average price of, $8.28 and $8.13, respectively, per common share under the share repurchase program. During 2021, there were no share repurchases. As of December 31, 2021, 8,976,315 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at December 31, 2021. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2021, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Twelve months ended December 31,
	2021	2020
Balance at beginning of period	$(17,963)	$(1,928)
Other comprehensive income (loss) before reclassifications	6,755	(19,422)
Amounts of loss reclassified from accumulated other comprehensive loss to interest expense	4,950	3,387
Balance at end of period	$(6,258)	$(17,963)

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

During 2021, LCIF redeemed and cancelled 1,598,906 OP units in connection with the disposition of the three properties.

During 2021, 2020 and 2019, 185,270, 327,453 and 391,993 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $958, $1,614 and $1,655, respectively.

As of December 31, 2021, there were approximately 775,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2021	2020	2019
Net income attributable to LXP Industrial Trust shareholders	$382,648	$183,302	$279,910
Transfers (to) from noncontrolling interests:
Increase (decrease) in additional paid-in-capital for reallocation of noncontrolling interests	435	—	(973)
Increase in additional paid-in-capital for redemption of noncontrolling OP units	958	1,614	1,655
Change from net income attributable to shareholders and transfers from noncontrolling interests	$384,041	$184,916	$280,592

(14)Benefit Plans
Non-vested share activity for the years ended December 31, 2021 and 2020, is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance at December 31, 2019	2,941,412	$7.30
Granted	709,250	7.77
Vested	(613,504)	8.80
Forfeited	(332,429)	5.30
Balance at December 31, 2020	2,704,729	7.27
Granted	899,328	7.85
Vested	(1,303,149)	7.82
Forfeited	(10,264)	10.09
Balance at December 31, 2021	2,290,644	$7.17

During 2021 and 2020, the Company granted common shares to certain employees and trustees as follows:

	2021	2020
Performance Shares(1)
Shares issued:
Index	297,636	232,993
Peer	297,632	232,987

Grant date fair value per share:(2)
Index	$7.13	$6.59
Peer	$6.23	$5.97

Non-Vested Common Shares:(3)
Shares issued	304,060	243,270
Grant date fair value	$3,080	$2,581
(1)The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During 2021, all of the 662,044 performance shares issued in 2018 vested. During 2020, 122,779 of the 452,737 performance shares issued in 2017 vested.
(2)The fair value of grants was determined at the grant date using a Monte Carlo simulation model.
(3)The shares vest ratably over a three-year service period.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
In addition, during 2021, 2020 and 2019, the Company issued 50,245, 47,130, and 67,226, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $587, $500, and $595, respectively.

As of December 31, 2021, of the remaining 2,290,644 non-vested shares, 677,275 are subject to time-based vesting and 1,613,369 are subject to performance-based vesting. At December 31, 2021, there are 1,410,110 awards available for grant. The Company has $6,502 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 1.7 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2021 and 2020, there were 130,863 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $426, $393 and $403 of contributions are applicable to 2021, 2020 and 2019, respectively.
During 2021, 2020 and 2019, the Company recognized $6,554, $6,185 and $5,831, respectively, in expense relating to scheduled vesting of common share grants.

(15)    Related Party Transactions
There were no related party transactions other than those disclosed elsewhere in the consolidated financial statements.
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
The Company's provision for income taxes for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	2021	2020	2019
Current:
Federal	$(26)	$(173)	$(70)
State and local	(1,267)	(1,411)	(1,309)
	$(1,293)	$(1,584)	$(1,379)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2021	2020	2019
Federal provision at statutory tax rate (21%)	$(35)	$(195)	$(73)
State and local taxes, net of federal benefit	—	(77)	(10)
Other	(1,258)	(1,312)	(1,296)
	$(1,293)	$(1,584)	$(1,379)

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
For the years ended December 31, 2021, 2020 and 2019, the “other” amount is comprised primarily of state franchise taxes of $1,267, $1,314 and $1,289, respectively.

A summary of the average taxable nature of the Company's common dividends for each of the years in the 3-year period ended December 31, 2021, is as follows:

	2021	2020	2019
Total dividends per share	$0.430	$0.420	$0.485
Ordinary income	65.89%	95.1%	61.07%
Qualifying dividend	0.10%	0.6%	0.22%
Capital gain	—	—	—
Return of capital	34.01%	4.3%	38.71%
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the 3-year period ended December 31, 2021, is as follows:

	2021	2020	2019
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	99.84%	99.38%	99.64%
Qualifying dividend	0.16%	0.62%	0.36%
Capital gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

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
As of December 31, 2021, the Company had five ongoing consolidated development projects and expects to incur approximately $312,000 of costs in 2022, excluding noncontrolling interests' share, to substantially complete the construction of such projects. As of December 31, 2021, the Company had two consolidated and two non-consolidated joint ventures that own land parcels held for development. The Company is unable to estimate the timing of any required fundings for potential development projects on these parcels.
The Company and LCIF are parties to a funding agreement under which the Company may be required to fund distributions made on account of LCIF's OP units. Pursuant to the funding agreement, the parties agreed that, if LCIF does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount in accordance with the partnership agreement, LXP Industrial Trust will fund the shortfall. Payments under the agreement will be made in the form of loans to LCIF and will bear interest at prevailing rates as determined by the Company in its discretion but, no less than the applicable federal rate. LCIF's right to receive these loans will expire if no OP units remain outstanding and all such loans are repaid. No amounts have been advanced under this agreement.
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(18)    Supplemental Disclosure of Statement of Cash Flow Information

	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$178,795	$122,666	$168,750
Restricted cash at beginning of period	626	6,644	8,497
Cash, cash equivalents and restricted cash at beginning of period	$179,421	$129,310	$177,247

Cash and cash equivalents at end of period	$190,926	$178,795	$122,666
Restricted cash at end of period	101	626	6,644
Cash, cash equivalents and restricted cash at end of period	$191,027	$179,421	$129,310
In addition to disclosures discussed elsewhere, during 2021, 2020 and 2019, the Company paid $44,234, $52,059 and $59,018, respectively, for interest and $1,569, $1,748 and $1,482, respectively, for income taxes.
In 2021, LCIF disposed of three real estate assets. The consideration included the redemption of OP units valued at $22,305 and the assumption of the aggregate related non-recourse mortgage debt of $11,610.
In 2021, as a result of the formation of the MFG Cold JV, the Company recognized a non-cash increase to investments in non-consolidated entities of $28,075 for its 20% interest in MFG Cold JV. Additionally, MFG Cold JV assumed a mortgage loan encumbering one property resulting in a non-cash decrease of $25,850 to mortgages and notes payable, net.
The acquisition of the RR Ocala 44, LLC joint venture in 2021 included a $489 non-cash increase to investments in real estate under construction and the noncontrolling interest because a member of the joint venture made a non-cash contribution of the land in exchange for its ownership interest in the joint venture.

In 2021 and 2020, the Company entered into new leases and exercised extension options on leases resulting in an aggregate non-cash increase of $1,589 and $719, respectively, to the related operating lease liabilities and right of use assets.

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
(19)    Subsequent Events
Subsequent to December 31, 2021 and in addition to disclosures elsewhere in the financial statements, the Company acquired two industrial properties for an aggregate cost of approximately $71,800.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
WAREHOUSE/DISTRIBUTION PROPERTIES
Stabilized:
Industrial	Chandler, AZ	$—	$10,733	$69,491	$80,224	$3,768	Nov-20
Industrial	Goodyear, AZ	—	5,247	36,115	41,362	5,088	Nov-18
Industrial	Goodyear, AZ	41,646	11,970	48,925	60,895	4,584	Nov-19
Industrial	Goodyear, AZ	—	1,614	16,222	17,836	1,317	Jan-20
Industrial	Goodyear, AZ	—	11,732	49,758	61,490	345	Nov-21	2021
Industrial	Tolleson, AZ	—	3,311	16,013	19,324	1,589	Oct-19
Industrial	Ocala, FL	—	4,113	49,936	54,049	3,278	Jun-20
Industrial	Orlando, FL	—	1,030	10,869	11,899	4,597	Dec-06
Industrial	Tampa, FL	—	2,160	10,311	12,471	7,697	Jul-88
Industrial	Austell, GA	—	3,251	48,459	51,710	6,775	Jun-19
Industrial	Cartersville, GA	—	2,497	42,255	44,752	—	Dec-21
Industrial	Cartersville, GA	—	2,006	33,276	35,282	—	Dec-21
Industrial	Fairburn, GA	—	7,209	40,359	47,568	269	Nov-21	2021
Industrial	McDonough, GA	—	5,441	52,790	58,231	9,678	Aug-17
Industrial	McDonough, GA	—	3,253	30,956	34,209	3,936	Feb-19
Industrial	Pooler, GA	—	1,690	30,346	32,036	2,332	Apr-20
Industrial	Rincon, GA	—	3,775	34,325	38,100	1,896	Sep-20
Industrial	Savannah, GA	—	2,560	25,812	28,372	1,752	Jun-20
Industrial	Savannah, GA	—	1,070	7,458	8,528	508	Jun-20
Industrial	Union City, GA	—	2,536	22,830	25,366	2,520	Jun-19
Industrial	Edwardsville, IL	—	4,593	34,565	39,158	7,130	Dec-16
Industrial	Edwardsville, IL	—	3,649	41,310	44,959	6,524	Jun-18
Industrial	Minooka, IL	—	1,788	34,301	36,089	2,747	Jan-20
Industrial	Minooka, IL	—	3,432	40,949	44,381	3,550	Dec-19
Industrial	Minooka, IL	—	3,681	45,817	49,498	3,873	Jan-20
Industrial	Rantoul, IL	—	1,304	32,562	33,866	7,157	Jan-14	2014
Industrial	Rockford, IL	—	371	2,647	3,018	1,109	Dec-06
Industrial	Rockford, IL	—	509	5,921	6,430	2,234	Dec-06
Industrial	Lafayette, IN	—	662	15,578	16,240	3,401	Oct-17
Industrial	Lebanon, IN	—	2,100	29,996	32,096	5,985	Feb-17
Industrial	Whiteland, IN	—	741	14,488	15,229	157	Oct-21
Industrial	Whiteland, IN	—	1,991	39,338	41,329	439	Oct-21
Industrial	Whiteland, IN	—	695	13,958	14,653	151	Oct-21
Industrial	Whitestown, IN	—	1,162	11,825	12,987	475	Jan-21
Industrial	Whitestown, IN	—	1,954	17,011	18,965	2,171	Jan-19
Industrial	Whitestown, IN	—	1,208	12,052	13,260	485	Jan-21
Industrial	Whitestown, IN	—	8,335	80,051	88,386	—	Dec-21
Industrial	New Century, KS	—	—	13,424	13,424	2,898	Feb-17
Industrial	Shreveport, LA	—	1,078	10,134	11,212	3,379	Jun-12	2012
Industrial	Shreveport, LA	—	860	21,840	22,700	8,075	Mar-07
Industrial	Detroit, MI	—	1,133	25,009	26,142	7,805	Jan-16
Industrial	Romulus, MI	—	2,438	33,786	36,224	7,389	Nov-17
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	559	Sep-12
Industrial	Byhalia, MS	—	1,006	35,795	36,801	9,570	May-11	2011
Industrial	Byhalia, MS	—	1,751	31,429	33,180	7,735	Sep-17
Industrial	Canton, MS	—	5,077	71,289	76,366	23,310	Mar-15
Industrial	Olive Branch, MS	—	2,500	42,556	45,056	7,299	Apr-18
Industrial	Olive Branch, MS	—	1,958	38,702	40,660	6,710	Apr-18
Industrial	Olive Branch, MS	—	2,646	40,446	43,092	4,497	May-19
Industrial	Olive Branch, MS	—	851	15,464	16,315	1,699	May-19
Industrial	Henderson, NC	—	1,488	7,222	8,710	3,091	Nov-01
Industrial	Shelby, NC	—	1,421	18,862	20,283	7,420	Jun-11	2011
Industrial	Statesville, NC	—	891	18,594	19,485	7,036	Dec-06
Industrial	Erwin, NY	—	1,648	12,514	14,162	4,488	Sep-12
Industrial	Long Island City, NY	28,980	—	42,759	42,759	25,128	Mar-13	2013

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Industrial	Chillicothe, OH	—	735	10,939	11,674	4,315	Oct-11
Industrial	Columbus, OH	—	2,251	25,280	27,531	364	Aug-21
Industrial	Glenwillow, OH	—	2,228	24,530	26,758	9,570	Dec-06
Industrial	Hebron, OH	—	1,063	4,947	6,010	2,565	Dec-97
Industrial	Hebron, OH	—	2,052	8,179	10,231	4,373	Dec-01
Industrial	Lockbourne, OH	—	2,800	16,731	19,531	626	Mar-21	2021
Industrial	Monroe, OH	—	1,109	16,477	17,586	419	Dec-21
Industrial	Monroe, OH	—	544	12,370	12,914	1,236	Sep-19
Industrial	Monroe, OH	—	3,123	60,702	63,825	6,321	Sep-19
Industrial	Monroe, OH	—	3,950	88,422	92,372	8,867	Sep-19
Industrial	Streetsboro, OH	—	2,441	25,282	27,723	11,970	Jun-07
Industrial	Wilsonville, OR	—	6,815	32,424	39,239	7,444	Sep-16
Industrial	Bristol, PA	—	2,508	15,863	18,371	9,355	Mar-98
Industrial	Duncan, SC	—	2,819	24,508	27,327	529	Jul-21
Industrial	Duncan, SC	—	1,169	23,070	24,239	490	Jul-21
Industrial	Duncan, SC	—	1,020	17,444	18,464	371	Jul-21
Industrial	Duncan, SC	—	1,710	27,817	29,527	594	Jul-21
Industrial	Duncan, SC	—	1,406	14,272	15,678	1,395	Oct-19
Industrial	Duncan, SC	—	1,257	13,252	14,509	1,300	Oct-19
Industrial	Duncan, SC	—	1,615	27,830	29,445	3,284	Apr-19
Industrial	Greer, SC	—	2,376	32,127	34,503	687	Jun-21
Industrial	Greer, SC	—	6,959	78,405	85,364	6,661	Dec-19
Industrial	Spartanburg, SC	—	1,447	23,758	25,205	4,267	Aug-18
Industrial	Spartanburg, SC	—	1,186	15,820	17,006	697	Dec-20
Industrial	Antioch, TN	—	3,847	13,926	17,773	5,152	May-07
Industrial	Cleveland, TN	—	1,871	29,743	31,614	6,056	May-17
Industrial	Jackson, TN	—	1,454	49,132	50,586	8,928	Sep-17
Industrial	Lewisburg, TN	—	173	10,865	11,038	2,601	May-14
Industrial	Millington, TN	—	723	20,383	21,106	15,590	Apr-05
Industrial	Smyrna, TN	—	1,793	93,940	95,733	17,523	Sep-17
Industrial	Carrollton, TX	—	3,228	16,234	19,462	3,301	Sep-18
Industrial	Dallas, TX	—	2,420	23,330	25,750	2,628	Apr-19
Industrial	Deer Park, TX	—	6,489	28,470	34,959	828	May-21
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	3,509	Jun-17
Industrial	Houston, TX	—	15,055	57,949	73,004	15,783	Mar-13
Industrial	Hutchins, TX	—	1,307	8,466	9,773	596	May-20
Industrial	Lancaster, TX	—	3,847	25,037	28,884	1,098	Dec-20
Industrial	Missouri City, TX	—	14,555	5,895	20,450	5,895	Apr-12
Industrial	Northlake, TX	—	4,500	71,636	76,136	5,614	Feb-20
Industrial	Northlake, TX	—	3,938	37,189	41,127	1,802	Dec-20
Industrial	Pasadena, TX	—	2,202	17,096	19,298	1,104	Jun-20
Industrial	Pasadena, TX	—	4,272	22,296	26,568	642	May-21
Industrial	Pasadena, TX	—	1,792	9,089	10,881	259	May-21
Industrial	Pasadena, TX	—	4,057	17,810	21,867	2,713	Aug-18
Industrial	San Antonio, TX	—	1,311	36,644	37,955	7,093	Jun-17
Industrial	Chester, VA	—	8,544	53,067	61,611	8,123	Dec-18
Industrial	Winchester, VA	—	1,988	32,536	34,524	5,567	Dec-17
Industrial	Winchester, VA	—	3,823	12,276	16,099	5,222	Jun-07
Industrial	Winchester, VA	—	2,818	24,422	27,240	1,427	Sep-20
Not stabilized:
Industrial	Phoenix, AZ	—	8,027	73,650	81,677	—	Dec-21
Industrial	Lakeland, FL	—	1,416	20,140	21,556	782	Jan-21
Industrial	Plant City, FL	—	2,610	45,983	48,593	1,165	Jun-21
Industrial	Adairsville, GA	—	1,465	23,649	25,114	—	Dec-21
Industrial	Greer, SC	—	1,329	21,465	22,794	465	Jun-21
OTHER PROPERTIES
Other	Palo Alto, CA	13,803	12,400	16,977	29,377	26,886	Dec-06

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Other	McDonough, GA	—	2,463	24,811	27,274	9,718	Dec-06
Other	Owensboro, KY	—	819	2,439	3,258	1,324	Dec-06
Other	Baltimore, MD	—	4,605	—	4,605	—	Dec-06

Construction in progress		—	—	—	5,482	—
Deferred loan costs, net		(1,337)	—	—	—	—

		$83,092	$342,895	$3,235,601	$3,583,978	$504,699

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Land estates	Up to 51 years
Tenant improvements	Shorter of useful life or term of related lease

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued
The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2021 for federal income tax purposes was approximately $4.2 billion.

	2021	2020	2019
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,514,564	$3,320,574	$3,090,134
Additions during year	860,311	580,861	663,742
Properties sold and impaired during the year	(653,247)	(354,218)	(496,730)
Other reclassifications	(137,650)	(32,653)	63,428
Balance at end of year	$3,583,978	$3,514,564	$3,320,574

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$684,468	$675,596	$722,644
Depreciation and amortization expense	138,879	127,504	118,525
Accumulated depreciation and amortization of properties sold and impaired during year	(244,751)	(102,261)	(177,709)
Other reclassifications	(73,897)	(16,371)	12,136
Balance at end of year	$504,699	$684,468	$675,596

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 23, 2022, we amended and restated the form of executive severance policy agreement under the Lexington Realty Trust Executive Severance Plan adopted January 14, 2018 (the “Executive Severance Plan”) primarily to correct a typographical error in the severance formula and to amend the definition of “Good Reason”. The foregoing summary of the amendments to the severance policy agreements is qualified in its entirety by reference to the form of Executive Severance Policy Agreement, a copy of which is attached hereto as Exhibit 10.7.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.
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
Articles of Amendment to the Amended and Restated Declaration of Trust, dated as of December 14, 2021 (filed as of Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2021)(1)

3.4	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.5	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009)(1)
3.6	—	Second Amendment to the Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 3, 2017)(1)
3.7	—	Third Amendment to the Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report filed on Form 8-K on April 9, 2020)(1)
3.8	—
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

4.4	—	Junior Subordinated Indenture, dated as of March 21, 2007, between the Company and BONY (filed as Exhibit 4.2 to the 03/27/2007 8-K)(1)
4.5	—
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

4.7	—	Indenture, dated as of May 9, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.8	—	First Supplemental Indenture, dated as of May 20, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)
4.9	—	Second Supplemental Indenture, filed as of August 28, 2020, between the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 28, 2020)(1)
4.10	—	Third Supplemental Indenture, dated as of August 30, 2021, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 30, 2021)(1)
4.11	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (2)
10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 13, 2019)(1)
10.2	—	LXP Industrial Trust Amended and Restated 2011 Equity-Based Award Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 18, 2017)(1, 4)

10.3	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2009)(1, 4)
10.4	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4))
10.5	—	Form of Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)(1, 4)
10.6	—	Executive Severance Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (filed on January 19, 2018)(1, 4)
10.7	—	Form of Executive Severance Agreement under the Executive Severance Plan adopted January 18, 2018 (1, 2)
10.8	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.9	—	Funding Agreement, dated as of July 23, 2006, by and between LCIF and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.10	—
Amended and Restated Credit Agreement, dated as of February 6, 2019, among the Company, as borrower, each of the financial institutions initially signatory thereto together with their assignees pursuant to Section 12.5 therein and KeyBank, as agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2019)(1)

10.11	—
First Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2019, among the Company, as borrower, KeyBank, as agent, and each of the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 29, 2019)(1)

10.12	—
Equity Sales Agreement, dated as of November 27, 2019, between the Company and Jefferies LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, BofA Securities, Inc., Mizuho Securities USA LLC and Evercore Group L.L.C. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on November 29, 2019)(1)

10.13	—
Limited Partnership Agreement of NNN Office JV L.P., dated as of August 31, 2018, among LX JV Investor LLC, as a limited partner, NLSAF LP1 LLC, UHA LP2 LLC, and LXPDK GP LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 5, 2018)(1)

10.14	—
Purchase and Sale Agreement, dated as of December 29, 2021, among the Company, LCIF, Net Lease Strategic Assets Fund L.P. and LX JV Investor II LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 3, 2022 (the “1/3/2022 8-K”))(1)

10.15	—
Limited Partnership Agreement of NNN MFG Cold JV L.P., dated as of December 29, 2021, among LX JV Investor II LLC, as a limited partner, LXP MFG C L.P., as a limited partner, and LXP DK II GP LLC, as a general partner (filed as Exhibit 10.2 to the 1/3/2022 8-K)(1)

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
(5)    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LXP Industrial Trust

Dated:	February 24, 2022	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. Wilson Eglin, Beth Boulerice and Mark Cherone, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ T. Wilson Eglin T. Wilson Eglin	Chairman, Chief Executive Officer and President of the Trust (principal executive officer)

/s/ Beth Boulerice Beth Boulerice	Chief Financial Officer, Executive Vice President and Treasurer of the Trust (principal financial officer)

/s/ Mark Cherone Mark Cherone	Senior Vice President and Chief Accounting Officer of the Trust (principal accounting officer)

/s/ Richard S. Frary Richard S. Frary	Trustee of the Trust

/s/ Lawrence L. Gray Lawrence L. Gray	Trustee of the Trust

/s/ Jamie Handwerker Jamie Handwerker	Trustee of the Trust

/s/ Claire A. Koeneman Claire A. Koeneman	Trustee of the Trust

/s/ Nancy Elizabeth Noe Nancy Elizabeth Noe	Trustee of the Trust

/s/ Howard Roth Howard Roth	Trustee of the Trust
Each dated: February 24, 2022