Form 10-Q
period 2022-03-31
LXP Industrial Trust
filed 2022-05-05
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 286,649,181 common shares of beneficial interest, par value $0.0001 per share, as of May 3, 2022.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2022	December 31, 2021

Assets:
Real estate, at cost	$3,629,494	$3,583,978
Real estate - intangible assets	339,216	341,403
Land held for development	104,347	104,160
Investments in real estate under construction	231,258	161,165
Real estate, gross	4,304,315	4,190,706
Less: accumulated depreciation and amortization	683,013	655,740
Real estate, net	3,621,302	3,534,966
Assets held for sale	106,653	82,586
Right-of-use assets, net	26,985	27,966
Cash and cash equivalents	49,063	190,926
Restricted cash	105	101
Investments in non-consolidated entities	73,575	74,559
Deferred expenses, net	21,839	18,861
Rent receivable – current	3,993	3,526
Rent receivable – deferred	66,807	63,283
Other assets	17,224	8,784
Total assets	$3,987,546	$4,005,558

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$80,385	$83,092
Term loan payable, net	298,572	298,446
Senior notes payable, net	988,272	987,931
Trust preferred securities, net	127,620	127,595
Dividends payable	36,784	37,425
Liabilities held for sale	3,879	3,468
Operating lease liabilities	28,036	29,094
Accounts payable and other liabilities	65,534	77,607
Accrued interest payable	10,249	8,481
Deferred revenue - including below-market leases, net	13,982	14,474
Prepaid rent	13,751	14,717
Total liabilities	1,667,064	1,682,330

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 287,871,649 and 283,752,726 shares issued and outstanding in 2022 and 2021, respectively	29	28
Additional paid-in-capital	3,261,770	3,252,506
Accumulated distributions in excess of net income	(1,074,998)	(1,049,434)
Accumulated other comprehensive income (loss)	6,008	(6,258)
Total shareholders’ equity	2,286,825	2,290,858
Noncontrolling interests	33,657	32,370
Total equity	2,320,482	2,323,228
Total liabilities and equity	$3,987,546	$4,005,558
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Gross revenues:
Rental revenue	$78,536	$91,645
Other revenue	1,742	912
Total gross revenues	80,278	92,557
Expense applicable to revenues:
Depreciation and amortization	(44,506)	(42,176)
Property operating	(14,616)	(10,934)
General and administrative	(10,737)	(8,420)
Non-operating income	32	477
Interest and amortization expense	(10,682)	(11,486)
Gains on sales of properties	255	21,919
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	24	41,937
Provision for income taxes	(417)	(372)
Equity in earnings (losses) of non-consolidated entities	11,301	(90)
Net income	10,908	41,475
Less net income attributable to noncontrolling interests	(286)	(433)
Net income attributable to LXP Industrial Trust shareholders	10,622	41,042
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(61)	(69)
Net income attributable to common shareholders	$8,989	$39,401

Net income attributable to common shareholders - per common share basic	$0.03	$0.14
Weighted-average common shares outstanding – basic	283,640,465	275,416,327

Net income attributable to common shareholders - per common share diluted	$0.03	$0.14
Weighted-average common shares outstanding – diluted	289,067,778	279,053,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$10,908	$41,475
Other comprehensive income:
Change in unrealized income on interest rate swaps, net	12,266	5,346
Other comprehensive income	12,266	5,346
Comprehensive income	23,174	46,821
Comprehensive income attributable to noncontrolling interests	(286)	(433)
Comprehensive income attributable to LXP Industrial Trust shareholders	$22,888	$46,388
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended March 31, 2022		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2021	$2,323,228	1,935,400	$94,016	283,752,726	$28	$3,252,506	$(1,049,434)	$(6,258)	$32,370
Issuance of partnership interest in real estate	4,109	—	—	—	—	—	—	—	4,109
Redemption of noncontrolling OP units for common shares	—	—	—	6,708	—	36	—	—	(36)
Purchase of noncontrolling interest in consolidated joint venture	(27,958)	—	—	—	—	(25,058)	—	—	(2,900)
Issuance of common shares and deferred compensation amortization, net	40,572	—	—	4,523,173	1	40,571	—	—	—
Repurchase of common shares to settle tax obligations	(6,285)	—	—	(410,958)	—	(6,285)	—	—	—
Dividends/distributions ($0.12 per common share)	(36,358)	—	—	—	—	—	(36,186)	—	(172)
Net income	10,908	—	—	—	—	—	10,622	—	286
Other comprehensive income	12,266	—	—	—	—	—	—	12,266	—
Balance March 31, 2022	$2,320,482	1,935,400	$94,016	287,871,649	$29	$3,261,770	$(1,074,998)	$6,008	$33,657

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months Ended March 31, 2021		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2020	$1,991,137	1,935,400	$94,016	277,152,450	$28	$3,196,315	$(1,301,726)	$(17,963)	$20,467
Issuance of partnership interest in real estate	2,712	—	—	—	—	—	—	—	2,712
Redemption of noncontrolling OP units for common shares	—	—	—	60,116	—	311	—	—	(311)
Issuance of common shares and deferred compensation amortization, net	1,517	—	—	911,202	—	1,517	—	—	—
Repurchase of common shares to settle tax obligations	(5,120)	—	—	(499,638)	—	(5,120)	—	—	—
Forfeiture of employee common shares	2	—	—	(9,274)	—	—	2	—	—
Dividends/distributions ($0.1075 per common share)	(31,743)	—	—	—	—	—	(31,369)	—	(374)
Net income	41,475	—	—	—	—	—	41,042	—	433
Other comprehensive income	5,346	—	—	—	—	—	—	5,346	—
Balance March 31, 2021	$2,005,326	1,935,400	$94,016	277,614,856	$28	$3,193,023	$(1,292,051)	$(12,617)	$22,927

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities:	$42,090	$57,400
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(72,148)	(50,778)
Investment in real estate under construction	(75,368)	(29,988)
Capital expenditures	(5,991)	(1,303)
Net proceeds from sale of properties	255	56,509
Principal payments received on loans receivable	7	—
Investments in non-consolidated entities	(121)	(553)
Distributions from non-consolidated entities in excess of accumulated earnings	1,537	2,743
Deferred leasing costs	(536)	(2,232)
Change in real estate deposits, net	(167)	686
Net cash used in investing activities	(152,532)	(24,916)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(36,827)	(33,453)
Principal amortization payments	(2,779)	(4,760)
Cash contributions from noncontrolling interests	4,109	2,223
Cash distributions to noncontrolling interests	(172)	(374)
Purchase of noncontrolling interest	(27,958)	—
Repurchases to settle tax obligations	(6,285)	(5,120)
Issuance of common shares, net	38,495	(246)
Net cash used in financing activities	(31,417)	(41,730)
Change in cash, cash equivalents and restricted cash	(141,859)	(9,246)
Cash, cash equivalents and restricted cash, at beginning of period	191,027	179,421
Cash, cash equivalents and restricted cash, at end of period	$49,168	$170,175

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$190,926	$178,795
Restricted cash at beginning of period	101	626
Cash, cash equivalents and restricted cash at beginning of period	$191,027	$179,421

Cash and cash equivalents at end of period	$49,063	$142,074
Restricted cash at end of period	105	28,101
Cash, cash equivalents and restricted cash at end of period	$49,168	$170,175
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
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
As of March 31, 2022, the Company had ownership interests in approximately 123 consolidated real estate properties, located in 23 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2022 and 2021 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 (“Annual Report”).
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of March 31, 2022, the Company had interests in seven joint ventures with developers, consisting of five ongoing development projects and two land joint ventures with ownership interests ranging from 80% to 95.5%. Each joint venture owns land parcels with the intention of developing industrial properties. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company’s financial statements.
In addition, the Company is the primary beneficiary of certain other VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. ("LCIF") is a consolidated VIE and the Company, as of March 31, 2022, had an approximate 99% ownership interest.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of the consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Real estate, net	$871,972	$810,087
Total assets	$932,996	$952,611
Total liabilities	$44,737	$47,011
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
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of current and deferred accounts receivable and, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans, the determination of the incremental borrowing rate for leases where the Company is the lessee and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
Restricted Cash. Restricted cash is comprised primarily of cash balances held by lenders.
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
The Company estimates the fair value of its real estate assets, including non-consolidated real estate assets, by using income and market valuation techniques. The Company may estimate fair values using market information such as recent sale contracts (Level 2 inputs) or recent sale offers or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under-estimates forecasted cash out flows (tenant improvements, lease commissions and operating costs) or over-estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
BASIC
Net income attributable to common shareholders	$8,989	$39,401
Weighted-average number of common shares outstanding - basic	283,640,465	275,416,327

Net income attributable to common shareholders - per common share basic	$0.03	$0.14

DILUTED
Net income attributable to common shareholders - basic	$8,989	$39,401
Impact of assumed conversions	—	240
Net income attributable to common shareholders	$8,989	$39,641

Weighted-average common shares outstanding - basic	283,640,465	275,416,327
Effect of dilutive securities:
Shares issuable under forward sales agreements	4,348,422	9,843
Unvested share-based payment awards	1,078,891	775,108
Operating partnership units	—	2,852,419
Weighted-average common shares outstanding - diluted	289,067,778	279,053,697

Net income attributable to common shareholders - per common share diluted	$0.03	$0.14
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
The Company completed the following warehouse/distribution acquisition transactions during the three months ended March 31, 2022:

Market	Acquisition Date	Initial Cost Basis	Primary Lease Expiration at Acquisition Date	Land	Building and Improvements	Lease in-place Intangible
Cincinnati/Dayton, OH(1)	February 2022	$23,382	N/A	$2,010	$21,372	$—
Cincinnati/Dayton, OH	February 2022	48,660	04/2032	4,197	40,944	3,519
		$72,042		$6,207	$62,316	$3,519
(1)    Subsequent to acquisition, property was fully leased for approximately nine years.
In 2022, the Company purchased the remaining 13% of equity owned by a noncontrolling interest in the Fairburn, Georgia warehouse/distribution facility for $27,958. As the Company previously consolidated its interest in the joint venture which owned the property, the acquisition of the noncontrolling ownership interest was recorded as an equity transaction with the difference between the purchase price and carrying balance of $25,058 recorded as a reduction in additional paid-in-capital.
As of March 31, 2022, the details of the warehouse/distribution real estate under construction are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 3/31/2022	LXP Amount Funded as of 3/31/2022(3)	Estimated Building Completion Date	% Leased as of 3/31/2022
The Cubes at Etna East (95%)(1)	1	Columbus, OH	1,074,840	$72,100	$44,205	$37,446	3Q 2022	—%
Ocala (80%)(1)	1	Central Florida	1,085,280	81,200	51,808	36,151	3Q 2022	—%
Cotton 303 (93%)(1)	2	Phoenix, AZ	880,678	84,200	40,176	35,306	4Q 2022	—%
Mt. Comfort (80%)(1)	1	Indianapolis, IN	1,053,360	66,400	32,388	24,462	4Q 2022	—%
Smith Farms (90%)(1)(2)	3	Greenville-Spartanburg, SC	2,194,820	162,500	62,681	46,968	4Q 2022 - 2Q 2023	36%

				$466,400	$231,258	$180,333
(1)    Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer partner promote.
(2)    Pre-leased 797,936 square foot facility subject to a 12-year lease commencing upon substantial completion of the facility.
(3)    Excludes noncontrolling interests' share.

As of March 31, 2022, the Company's aggregate investment in the development arrangements was $231,258, which included capitalized interest of $1,146 for the three months ended March 31, 2022 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet. For the three months ended March 31, 2021, capitalized interest for development arrangements was $502.
As of March 31, 2022, the details of the land held for development are as follows (in $000's, except acres):

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 3/31/2022	LXP Amount Funded as of 3/31/2022 (1)
Consolidated:
Reems & Olive (95.5%)	Phoenix, AZ	420	$101,047	$96,544
Mt. Comfort Phase II (80%)	Indianapolis, IN	70	3,300	2,612
		490	$104,347	$99,156
(1)    Excludes noncontrolling interests' share.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(4)Dispositions and Impairment
During the three months ended March 31, 2022 and 2021, the Company disposed of its interests in various properties for an aggregate gross disposition price of $289 and $58,092, respectively, and recognized aggregate gains on sales of properties of $255 and $21,919, respectively.
The Company had 10 and eight properties classified as held for sale at March 31, 2022 and December 31, 2021, respectively. Assets and liabilities of the held for sale properties as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Assets:
Real estate, at cost	$204,029	$170,117
Real estate, intangible assets	15,161	9,454
Accumulated depreciation and amortization	(116,242)	(99,659)
Deferred expenses, net	1,822	1,759
Other	1,883	915
	$106,653	$82,586

Liabilities:
Accounts payable and liabilities	$1,779	$1,908
Deferred revenue	443	483
Prepaid rent	1,657	1,077
	$3,879	$3,468
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the three months ended March 31, 2022 and 2021, there were no impairment charges recorded.

(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$6,008	$—	$6,008	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(6,258)	$—	$(6,258)	$—
Impaired real estate assets(1)	$12,735	$—	$—	$12,735
(1)    Represents non-recurring fair value measurement. The Company measured a $12,735 fair value of real estate assets based on a discounted cash flow analysis using a discount rate ranging from 8.0% to 10.0% and a residual capitalization rate ranging from 7.5% to 8.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.

The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2022 and December 31, 2021, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, excluding held for sale assets, as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,494,849	$1,416,302	$1,497,064	$1,491,868

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

(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		March 31, 2022	March 31, 2022	December 31, 2021
NNN MFG Cold JV L.P. ("MFG Cold JV")	(1)	20%	$30,601	$30,752
NNN Office JV L.P. ("NNN JV")	(2)	20%	24,051	24,112
Etna Park 70 LLC	(3)	90%	12,927	12,874
Etna Park East LLC	(4)	90%	2,112	2,797
BSH Lessee L.P.	(5)	25%	3,884	4,024
			$73,575	$74,559
(1)    MFG Cold JV is a joint venture formed in 2021 and owns special purpose industrial properties formerly owned by the Company.
(2)    NNN JV is a joint venture formed in 2018 and owns office properties formerly owned by the Company.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. The Company determined that it is not the primary beneficiary.
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land. The Company determined that it is not the primary beneficiary.
(5)    A joint venture investment, which owns a single-tenant, net-leased asset.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
During the three months ended March 31, 2022, NNN JV sold two assets and the Company recognized a gain on the transaction of $11,315 within equity in earnings (losses) of non-consolidated entities in its unaudited condensed consolidated statement of operations. In conjunction with these property sales, NNN JV received net proceeds of $57,879 after the satisfaction of an aggregate of $108,960 of its non-recourse mortgage indebtedness. NNN JV distributed $11,513 of net proceeds to the Company as a result of the property sales.
The following is a summary of the results of operations of NNN JV for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Total gross revenues	$14,391	$15,186
Depreciation expense	(7,958)	(9,685)
Property operating	(2,412)	(2,345)
General and administrative	(558)	(566)
Gain on sale	56,576	—
Interest expense	(2,532)	(2,981)
Income from continuing operations	57,507	(391)
Provision for income taxes	(250)	(26)
Net income	$57,257	$(417)

(7)Debt
The Company had the following mortgages and notes payable outstanding as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Mortgages and notes payable	$81,650	$84,429
Unamortized debt issuance costs	(1,265)	(1,337)
Mortgages and notes payable, net	$80,385	$83,092

Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3%, at March 31, 2022 and December 31, 2021 and all mortgages and notes payables mature between 2023 and 2031 as of March 31, 2022. The weighted-average interest rate was approximately 4.0% at March 31, 2022 and December 31, 2021.
The Company had the following Senior Notes outstanding as of March 31, 2022 and December 31, 2021:

Issue Date	March 31, 2022	December 31, 2021	Interest Rate	Maturity Date	Issue Price
August 2021	$400,000	$400,000	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
	998,932	998,932
Unamortized debt discount	(3,547)	(3,655)
Unamortized debt issuance cost	(7,113)	(7,346)
Senior notes payable, net	$988,272	$987,931
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a make-whole premium.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of March 31, 2022, are as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(2)	January 2025	LIBOR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to February 2024 at the Company's option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At March 31, 2022, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2)    The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum. The aggregate unamortized debt issuance costs for the term loan was $1,428 and $1,554 as of March 31, 2022 and December 31, 2021, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at March 31, 2022.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option and bear interest at a variable rate of three-month LIBOR plus 170 basis points through maturity. The interest rate at March 31, 2022 was 1.999%. As of March 31, 2022 and December 31, 2021, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,500 and $1,525, respectively, of unamortized debt issuance costs.
Capitalized interest recorded during the three months ended March 31, 2022 and 2021 was $1,166 and $691, respectively.

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2022 and 2021.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months, the Company estimates that an additional $155 will be reclassified as a decrease to interest expense if the swaps remain outstanding.

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets:

	As of March 31, 2022		As of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$6,008	Other Liabilities	$(6,258)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

Derivatives in Cash Flow	Amount of Gain Recognized in OCI on Derivatives March 31,		Amount of Loss Reclassified from Accumulated OCI into Income (1) March 31,
Hedging Relationships	2022	2021	2022	2021
Interest Rate Swaps	$11,078	$4,143	$1,188	$1,203
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statement of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations, which includes the effects of cash flow hedges, was $10,682 and $11,486 for the three months ended March 31, 2022 and 2021, respectively.
The Company's agreements with swap derivatives counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2022, the Company had not posted any collateral related to the agreements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(9)    Lease Accounting
Lessor
The Company’s lease portfolio as a lessor primarily includes general purpose, single-tenant net-leased real estate assets. Most of the Company’s leases require tenants to pay fixed annual rental payments that escalate on an annual basis and variable payments for other operating expenses, such as real estate taxes, insurance, common area maintenance ("CAM"), and utilities, that are based on the actual expenses incurred.
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
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. During the three months ended March 31, 2022 and 2021, the Company did not write off any deferred rent receivable as a reduction of rental revenue.
Certain tenants have been experiencing financial difficulties as a result of the current economic conditions. During the three months ended March 31, 2022 and 2021, the Company wrote off an aggregate of $84 and $183, respectively, accounts receivable relating to certain tenants suffering from the current economic conditions.
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service is included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of March 31, 2022 and 2021, the Company did not incur any costs that were not incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended
Classification	March 31, 2022	March 31, 2021
Fixed	$66,982	$71,942
Variable(1)(2)	11,554	19,703
Total	$78,536	$91,645

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(1)    Primarily comprised of tenant reimbursements.
(2)    Variable income contains termination income of $10,941 for the three months ended March 31, 2021. No termination fee revenue was recognized during the three months ended March 31, 2022. The 2021 termination fee income primarily related to a tenant that terminated its lease at the Company's Durham, New Hampshire industrial property.
Future fixed rental receipts for leases, assuming no new or re-negotiated leases as of March 31, 2022 were as follows:

Three months ending March 31, 2022	Total
2022 - remainder	$194,736
2023	263,513
2024	233,837
2025	212,628
2026	194,096
2027	158,937
Thereafter	581,264
Total	$1,839,011

The above minimum lease payments do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases, unless such payments are reasonably certain to be received.
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of March 31, 2022. The leases have remaining lease terms of up to 39 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Supplemental information related to operating leases is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Weighted-average remaining lease term
Operating leases (years)	9.5	11.5
Weighted-average discount rate
Operating leases	4.0%	4.1%

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

Income Statement Classification	Fixed	Variable	Total
2022:
Property operating	$886	$—	$886
General and administrative	377	35	412
Total	$1,263	$35	$1,298

2021:
Property operating	$912	$—	$912
General and administrative	336	33	369
Total	$1,248	$33	$1,281
The Company recognized sublease income of $830 and $856 for the three months ended March 31, 2022 and 2021, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of March 31, 2022:

Operating Leases
2022 - remainder	$3,706
2023	5,290
2024	5,199
2025	5,204
2026	4,174
2027	3,673
Thereafter	7,501
Total lease payments	$34,747
Less: Imputed interest	(6,711)
Present value of operating lease liabilities	$28,036

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2022 and 2021, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(11)Equity
Shareholders' Equity:
During the three months ended March 31, 2022 and 2021, the Company granted common shares to certain employees as follows:

	Three Months Ended March 31,
	2022	2021
Performance Shares:(1)
Shares granted:
Index - 1Q	282,720	297,636
Peer - 1Q	282,715	297,632
Grant date fair value per share:(2)
Index - 1Q	$9.40	$7.13
Peer - 1Q	$8.78	$6.23

Non-Vested Common Shares:(3)
Shares issued	295,230	304,060
Grant date fair value	$4,304	$3,080
(1) The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of peer companies. Dividends are not paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2022, all of the 552,121 performance shares issued in 2019 vested.
(2)    The fair value of awards granted was determined at the grant date using a Monte Carlo simulation model.
(3)    The shares vest ratably over a three-year service period.

At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.
During the three months ended March 31, 2022, the Company issued 3,649,023 common shares previously sold on a forward basis in the first quarter of 2021 on the maturity date of the contracts and received $38,492 of net proceeds.

During 2021, the Company amended the terms of its ATM offering program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of March 31, 2022, common shares with an aggregate value of $294,985 remain available for issuance under the ATM program.

Underwritten equity offerings. During 2021, the Company entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. The forward sales contracts mature in May 2022, subject to the Company's rights to elect cash or net share settlement. As of March 31, 2022, the forward sales contracts had an aggregate settlement price of $185,309, which is subject to adjustment in accordance with the forward sales contracts.

Stock Based Compensation. During the three months ended March 31, 2022 and 2021, the Company issued 13,304 and 11,850, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $232 and $125, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Share Repurchase Program. In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 in 2018. This share repurchase program has no expiration date. There were no common shares repurchased during the three months ended March 31, 2022 and 2021. As of March 31, 2022, 8,976,315 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at March 31, 2022. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of March 31, 2022, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$(6,258)	$(17,963)
Other comprehensive income before reclassifications	11,078	4,143
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	1,188	1,203
Balance at end of period	$6,008	$(12,617)
Noncontrolling Interests. In conjunction with several of the Company's acquisitions in prior years, sellers were issued LCIF (“OP units”) as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable for common shares at certain times, at the option of the holders, and are generally not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities as defined by GAAP. Each OP unit is currently redeemable at the holder's option for approximately 1.13 common shares, subject to future adjustments.
As of March 31, 2022, there were approximately 769,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months Ended March 31,
	2022	2021
Net income attributable to LXP Industrial Trust shareholders	$10,622	$41,042
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	36	311
Change from net income attributable to shareholders and transfers from noncontrolling interests	$10,658	$41,353

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
As of March 31, 2022, the Company had five ongoing consolidated development projects and expects to incur approximately $229,840 and $13,929 in the remainder of 2022 and 2023, respectively, excluding noncontrolling interests' share, to substantially complete the construction of the projects. As of March 31, 2022, the Company had two consolidated and two non-consolidated joint ventures that own land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.
The Company and LCIF are parties to a funding agreement under which the Company may be required to fund distributions made on account of LCIF's OP units. Pursuant to the funding agreement, the parties agreed that, if LCIF does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount in accordance with the partnership agreement, LXP will fund the shortfall. Payments under the agreement will be made in the form of loans to LCIF and will bear interest at prevailing rates as determined by the Company in its discretion but, no less than the applicable federal rate. LCIF's right to receive these loans will expire if no OP units remain outstanding and all such loans are repaid. No amounts have been advanced under this agreement.
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

(14)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2022 and 2021, the Company paid $9,261 and $10,480, respectively, for interest and $36 and $295, respectively, for income taxes.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
During the three months ended March 31, 2022 and 2021, the Company had $34,636 and $9,935 respectively, of accrued non-cash assets in investments in real estate under construction.
During the three months ended March 31, 2021, the acquisition of the RR Ocala 44, LLC joint venture included a $489 non-cash increase to investments in real estate under construction and the noncontrolling interest because a member of the joint venture made a non-cash contribution of the land in exchange for its ownership interest in the joint venture.

(15)Subsequent Events
Subsequent to March 31, 2022, the Company:
•acquired a warehouse/distribution facility in the Phoenix, Arizona market for a cost of approximately $59,000;
•borrowed $80,000 on the revolving credit facility, net;
•commenced development of two warehouse/distribution facilities in the Central Florida market;
•disposed of three properties for aggregate gross proceeds of approximately $55,000; and
•repurchased 1,238,427 common shares at an average price of $13.41 per common share under the share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us,” we refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests are held, and all of the property operating activities are conducted through special purposes entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2022. The results of operations contained herein for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for a full year.

When we use the term “REIT,” we mean real estate investment trust. All references to 2022 and 2021, refer to the periods ending March 31, 2022 and 2021, respectively and our fiscal year ended December 31, 2021.

When we use the term “GAAP,” we mean United States generally accepted accounting principles in effect from time to time.

When we use the term “common shares,” we mean our shares of beneficial interest par value $0.0001, classified as common stock. When we use the term “Series C Preferred Shares,” we mean our beneficial interest classified as 6.50% Series C Cumulative Convertible Preferred Stock.

When we use the term “base rent,” we mean GAAP rental revenue and ancillary income, excluding billed tenant reimbursements and lease termination income.

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of LXP Industrial Trust for the three months ended March 31, 2022 and 2021, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 24, 2022, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, those risks discussed below in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and under the headings “Risk Factors” in this Quarterly Report and under “Risk Factors” in Part I, Item A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report and other periodic reports filed by the Company with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Overview
As of March 31, 2022, we had equity ownership interests in approximately 123 consolidated real estate properties, located in 23 states and containing an aggregate of approximately 55.6 million square feet of space, approximately 98.9% of which was leased.
Since December 31, 2015 through March 31, 2022, we transitioned our portfolio from approximately 16% warehouse/distribution assets to approximately 98% warehouse/distribution assets. As of March 31, 2022, our portfolio consisted of 111 warehouse/distribution facilities and 12 other properties.

On February 8, 2022, we announced that our Board of Trustees initiated a review of our strategic alternatives. On April 8, 2022, we announced that our Board of Trustees suspended the review of strategic alternatives.

First Quarter 2022 Transaction Summary.

The following summarizes our significant transactions during the three months ended March 31, 2022.
Leasing Activity:
During the first quarter of 2022, we entered into new leases and lease extensions encompassing 2.3 million square feet. The average fixed rent on these extended leases was $5.68 per square foot compared to the average fixed rent on these leases before extension of $5.04 per square foot. The weighted-average cost of tenant improvements and lease commissions was $0.25 per square foot for extended leases and $8.83 per square foot for new leases.
Investments:
During the three months ended March 31, 2022, we acquired the following warehouse/distribution assets:

Market	Square Feet	Initial Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (years)	% Leased at Acquisition
Cincinnati/Dayton, OH(1)	232,500	$23.4	February 2022	N/A	—%
Cincinnati/Dayton, OH	544,320	48.6	February 2022	10	100%
	776,820	$72.0
(1)    Subsequent to acquisition, property was fully leased for approximately nine years.
Capital Recycling:
•Disposed of our interest in one consolidated land parcel for a disposition price of $0.3 million.
•NNN Office JV L.P. disposed of two properties for an aggregate gross disposition price of $168.5 million and satisfied an aggregate of $109.0 million of non-recourse variable-rate debt. We own 20% of the joint venture and we received aggregate proceeds of $11.5 million.
Equity:
•Settled 3.6 million common shares previously sold on a forward basis for net proceeds of $38.5 million.
Development Activity:
As of March 31, 2022, we had five consolidated development projects in process with an aggregate estimated total cost of $466.4 million. We anticipate our remaining funding obligation to substantially complete the construction of these five projects, exclusive of our joint venture partners' share, to be approximately $243.8 million. However, the risks associated with development, including supply chain issues, could adversely impact our estimates.
Critical Accounting Estimates
In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accounting estimates are deemed critical if they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Below is a summary of the critical accounting estimates used in the preparation of our unaudited condensed consolidated financial statements. A summary of our significant accounting policies which are important to the portrayal of our financial condition and results of operations is set forth in (1) Note 2 to our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of the Annual Report and (2) Note 2 to our unaudited condensed consolidated financial statements contained in this Quarterly Report.

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
We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the three months ended March 31, 2022, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.
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
We evaluate the collectability of our rental payments and recognize revenue on a cash basis when we believe it is no longer probable that we will receive substantially all of the remaining lease payments. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our unaudited condensed consolidated statements of operations.
Impairment of Real Estate. We record impairments of our real estate assets classified as held for use when triggering events dictate that an asset may be impaired. An impairment is recorded when the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows. The impairment recorded is the difference between estimated fair value of the asset and the carrying amount. We record impairments of our real estate assets classified as held for sale at the lower of the carrying amount or estimated fair value using the estimated or contracted sales price less costs to sell. Any real estate assets recorded at fair value on a non-recurring basis as a result of our impairment analysis are valued using unobservable local and national industry market data such as comparable sales, appraisals, brokers’ opinions of value and/or terms of definitive sales contracts. Additionally, the analysis includes considerable judgement in our estimates of hold periods, projected cash flows and discount and capitalization rates. Significant increases or decreases in any of these inputs, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed.
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

Liquidity and Capital Resources
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with applicable REIT requirements in both the short-term and long-term. However, our cash flow from operations may be negatively affected in the near term if we grant tenant rent relief packages or experience tenant defaults as a result of the effects of the current economic conditions. In addition, we anticipate that cash on hand, borrowings under our unsecured revolving credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other available alternatives, will provide the necessary capital required by our business.

At March 31, 2022, our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. In addition, certain of our subsidiaries are obligated to fund the construction of our development projects and we sometimes guaranty these obligations. We believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($49.1 million at March 31, 2022), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($600.0 million at March 31, 2022, subject to covenant compliance), which expires in 2023, but can be extended by us to 2024, unsettled forward common share sale contracts, and future cash flows from operations.
Cash flows from operations were $42.1 million for the three months ended March 31, 2022 as compared to $57.4 million for the three months ended March 31, 2021. The decrease was primarily related to property sales and a decrease in termination fee income, partially offset by the impact of cash flow generated from acquiring properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $152.5 million and $24.9 million during the three months ended March 31, 2022 and 2021, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash provided by investing activities primarily related to net proceeds received from the disposition of real estate and distributions from non-consolidated entities.
Net cash used in financing activities totaled $31.4 million and $41.7 million during the three months ended March 31, 2022 and 2021, respectively. Cash provided by financing activities primarily related to the issuances of common shares and cash contributions from noncontrolling interests. Cash used in financing activities primarily related to the purchase of a noncontrolling interest and dividend and debt service payments.
Common Share Issuances:
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.

During the three months ended March 31, 2022, we settled 3.6 million common shares previously sold in 2021 on a forward basis on the maturity date of the contracts and received $38.5 million of net proceeds. There were no forward share settlements during the three months ended March 31, 2021. All forward sales contracts under our ATM program have been settled as of March 31, 2022.

In February 2021, we amended the terms of our ATM offering program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of March 31, 2022, common shares with an aggregate value of $295.0 million remain available for issuance under the ATM program.

Underwritten Equity Offerings. In May 2021, we entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. The forward sales contracts mature in May 2022, subject to our right to elect cash or net share settlement. As of March 31, 2022, the forward sales contracts had an aggregate settlement price of $185.3 million, which is subject to adjustment in accordance with the forward sales contracts.

The volatility in the capital markets primarily resulting from the effects of the current economic conditions may negatively affect our ability to access the capital markets through our ATM program and other offerings.

Dividends. Dividends paid to our common and preferred shareholders were $36.8 million and $33.5 million in the three months ended March 31, 2022 and 2021, respectively.
We declared a quarterly dividend of $0.12 per common share during the three months ended March 31, 2022, which is an increase from the $0.1075 per common share quarterly dividend declared during the three months ended March 31, 2021.

UPREIT Structure. As of March 31, 2022, 769,000 units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $13.6 million based on our closing price of $15.70 per common share as of March 31, 2022 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of March 31, 2022:

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
A summary of the maturity dates and interest rates of our unsecured credit agreement, as of March 31, 2022, are as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(2)	January 2025	LIBOR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to February 2024 at our option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At March 31, 2022, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)    The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum.

As of March 31, 2022, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Contractual Obligations

As of March 31, 2022, we had five ongoing consolidated development projects and expect to incur approximately $229.9 million and $13.9 million of costs in the remainder of 2022 and 2023, respectively, excluding noncontrolling interests' share, to substantially complete the construction of such projects. As of March 31, 2022, we had two consolidated and two non-consolidated joint ventures that own land parcels held for development. We are unable to estimate the timing of any required funding for potential development projects on these parcels.

Results of Operations
Three months ended March 31, 2022 compared with three months ended March 31, 2021. The decrease in net income attributable to common shareholders of $30.4 million was primarily due to the items discussed below.
The decrease in total gross revenues of $12.3 million was primarily due to a decrease in termination income of $10.9 million recognized during the three months ended March 31, 2021. In addition, property sales, including the recapitalization of our special purpose industrial portfolio now owned in a non-consolidated joint venture, contributed to the decrease which was partially offset by acquisition revenue.
The increase in depreciation and amortization expense of $2.3 million was primarily due to acquisition activity.
The increase in property operating expense of $3.7 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in general and administrative expenses of $2.3 million was primarily due to an increase of $1.2 million in costs incurred related to the Board of Trustees strategic alternatives review and consulting costs related to activism. The remaining $1.1 million increase is primarily payroll expense.

The decrease in interest and amortization expense of $0.8 million related primarily to a decrease in the amount of our mortgage debt outstanding and a decrease in our overall borrowing rate.
The decrease in gains on sales of properties of $21.7 million was related to the timing of property dispositions.
The increase in equity in earnings (losses) of non-consolidated entities of $11.4 million was primarily due to recognizing our share of gains on sale of two properties from the NNN Office JV L.P. in 2022 with no property sales at our non-consolidated entities in 2021.
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
The following presents our consolidated same-store NOI, for the three months ended March 31, 2022 and 2021 ($000's):

	Three Months Ended March 31,
	2022	2021
Total cash base rent	$54,756	$52,736
Tenant reimbursements	9,417	8,818
Property operating expenses	(11,176)	(9,837)
Same-store NOI	$52,997	$51,717

Our reported same-store NOI increased from the first three months of 2021 to the first three months of 2022 by 2.5% primarily due to an increase in occupancy and cash base rents. As of March 31, 2022 and 2021, our historical same-store square footage leased was 99.4% and 98.4%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months Ended March 31,
	2022	2021
Net income	$10,908	$41,475

Interest and amortization expense	10,682	11,486
Provision for income taxes	417	372
Depreciation and amortization	44,506	42,176
General and administrative	10,737	8,420
Transaction costs	89	11
Non-operating/advisory fee income	(1,483)	(1,230)
Gains on sales of properties	(255)	(21,919)
Equity in (earnings) losses of non-consolidated entities	(11,301)	90
Lease termination income, net	—	(10,941)
Straight-line adjustments	(3,502)	(2,020)
Lease incentives	134	219
Amortization of above/below market leases	(480)	(460)
NOI	60,452	67,679

Less NOI:
Acquisitions and dispositions	(7,455)	(15,962)
Same-Store NOI	$52,997	$51,717

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three months ended March 31, 2022 and 2021 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$8,989	$39,401
Adjustments:
Depreciation and amortization	43,850	41,478
Noncontrolling interests - OP units	89	239
Amortization of leasing commissions	656	698
Joint venture and noncontrolling interest adjustment	3,150	2,115
Gains on sales of properties, including non-consolidated entities, net of tax	(11,526)	(21,919)
FFO available to common shareholders and unitholders - basic	45,208	62,012
Preferred dividends	1,572	1,572
Amount allocated to participating securities	61	69
FFO available to all equityholders and unitholders - diluted	46,841	63,653
Transaction costs	89	11
Strategic alternatives and activism costs	1,181	—
Adjusted Company FFO available to all equityholders and unitholders - diluted	$48,111	$63,664

Per Common Share and Unit Amounts
Basic:
FFO	$0.16	$0.22

Diluted:
FFO	$0.16	$0.22
Adjusted Company FFO	$0.16	$0.22

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	283,640,465	275,416,327
Operating partnership units(1)	871,037	2,852,419
Weighted-average common shares outstanding - basic FFO	284,511,502	278,268,746

Diluted:
Weighted-average common shares outstanding - diluted EPS	289,067,778	279,053,697
Operating partnership units(1)	871,037	—
Unvested share-based payment awards	59,384	9,125
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	294,708,769	283,773,392
(1)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of March 31, 2022, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $666.7 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $129.1 million at each of March 31, 2022 and 2021, which represented 8.6% and 9.6%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended March 31, 2022 and 2021, our variable-rate indebtedness had a weighted-average interest rate of 1.9%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2022 and 2021 would have increased by $0.3 million, each period. At each of March 31, 2022 and 2021, our aggregate principal consolidated fixed-rate debt was $1.4 billion and $1.2 billion, respectively, which represented 91.4% and 90.4%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2022. We believe the fair value is indicative of the interest rate environment as of March 31, 2022, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.3 billion as of March 31, 2022.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2022, we had four interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
There were no share repurchases during the quarter ended March 31, 2022 under our share repurchase authorization most recently announced on November 2, 2018, which has no expiration date. As of March 31, 2022, there were 8,976,315 shares that may yet be purchased under our share repurchase authorization.

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

3.4	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.5	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009) (1)
3.6	—	Second Amendment to Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 3, 2017) (1)
3.7	—	Third Amendment to Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 9, 2020)(1)
3.8	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K filed February 26, 2014)(1)
3.9	—
First Amendment to Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of July 12, 2021 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 16, 2021)(1)

4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2022 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	May 5, 2022	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	May 5, 2022	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)