Form 10-Q
period 2022-06-30
LXP Industrial Trust
filed 2022-08-04
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 279,894,989 common shares of beneficial interest, par value $0.0001 per share, as of August 2, 2022.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2022	December 31, 2021

Assets:
Real estate, at cost	$3,631,514	$3,583,978
Real estate - intangible assets	332,646	341,403
Land held for development	108,032	104,160
Investments in real estate under construction	294,399	161,165
Real estate, gross	4,366,591	4,190,706
Less: accumulated depreciation and amortization	703,300	655,740
Real estate, net	3,663,291	3,534,966
Assets held for sale	114,546	82,586
Right-of-use assets, net	25,994	27,966
Cash and cash equivalents	49,817	190,926
Restricted cash	109	101
Investments in non-consolidated entities	59,132	74,559
Deferred expenses, net	22,627	18,861
Rent receivable – current	2,604	3,526
Rent receivable – deferred	67,404	63,283
Investment in a sales-type lease	28,013	—
Other assets	20,883	8,784
Total assets	$4,054,420	$4,005,558

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$77,651	$83,092
Revolving credit facility borrowings	120,000	—
Term loan payable, net	298,698	298,446
Senior notes payable, net	988,613	987,931
Trust preferred securities, net	127,644	127,595
Dividends payable	35,578	37,425
Liabilities held for sale	5,095	3,468
Operating lease liabilities	26,983	29,094
Accounts payable and other liabilities	81,787	77,607
Accrued interest payable	7,947	8,481
Deferred revenue - including below-market leases, net	12,195	14,474
Prepaid rent	12,579	14,717
Total liabilities	1,794,770	1,682,330

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 281,670,437 and 283,752,726 shares issued and outstanding in 2022 and 2021, respectively	28	28
Additional paid-in-capital	3,189,713	3,252,506
Accumulated distributions in excess of net income	(1,068,408)	(1,049,434)
Accumulated other comprehensive income (loss)	9,558	(6,258)
Total shareholders’ equity	2,224,907	2,290,858
Noncontrolling interests	34,743	32,370
Total equity	2,259,650	2,323,228
Total liabilities and equity	$4,054,420	$4,005,558
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross revenues:
Rental revenue	$77,939	$80,572	$156,475	$172,217
Other revenue	1,836	969	3,578	1,881
Total gross revenues	79,775	81,541	160,053	174,098
Expense applicable to revenues:
Depreciation and amortization	(45,193)	(43,044)	(89,699)	(85,220)
Property operating	(13,702)	(11,626)	(28,318)	(22,560)
General and administrative	(9,296)	(7,912)	(20,033)	(16,332)
Non-operating income	79	4	111	481
Interest and amortization expense	(10,821)	(11,474)	(21,503)	(22,960)
Impairment charges	(1,829)	—	(1,829)	—
Gains on sales of properties	27,855	66,726	28,110	88,645
Selling profit from sales-type lease	9,314	—	9,314	—
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	36,182	74,215	36,206	116,152
Provision for income taxes	(263)	(344)	(680)	(716)
Equity in earnings (losses) of non-consolidated entities	5,619	(84)	16,920	(174)
Net income	41,538	73,787	52,446	115,262
Less net income attributable to noncontrolling interests	(240)	(1,109)	(526)	(1,542)
Net income attributable to LXP Industrial Trust shareholders	41,298	72,678	51,920	113,720
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(3,145)	(3,145)
Allocation to participating securities	(58)	(105)	(110)	(178)
Net income attributable to common shareholders	$39,667	$71,000	$48,665	$110,397

Net income attributable to common shareholders - per common share basic	$0.14	$0.26	$0.17	$0.40
Weighted-average common shares outstanding – basic	283,568,078	275,568,868	283,604,072	275,493,019

Net income attributable to common shareholders - per common share diluted	$0.14	$0.26	$0.17	$0.40
Weighted-average common shares outstanding – diluted	285,436,441	277,466,056	287,687,397	276,834,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$41,538	$73,787	$52,446	$115,262
Other comprehensive income:
Change in unrealized income on interest rate swaps, net	3,550	576	15,816	5,922
Other comprehensive income	3,550	576	15,816	5,922
Comprehensive income	45,088	74,363	68,262	121,184
Comprehensive income attributable to noncontrolling interests	(240)	(1,109)	(526)	(1,542)
Comprehensive income attributable to LXP Industrial Trust shareholders	$44,848	$73,254	$67,736	$119,642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

Three Months Ended June 30, 2022		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance March 31, 2022	$2,320,482	1,935,400	$94,016	287,871,649	$29	$3,261,770	$(1,074,998)	$6,008	$33,657
Issuance of partnership interest in real estate	1,672	—	—	—	—	—	—	—	1,672
Redemption of noncontrolling OP units for common shares	—	—	—	13,524	—	73	—	—	(73)
Issuance of common shares and deferred compensation amortization, net	1,587	—	—	12,203	—	1,587	—	—	—
Repurchase of common shares	(73,718)	—	—	(6,098,026)	(1)	(73,717)	—	—	—
Forfeiture of employee common shares	8	—	—	(128,913)	—	—	8	—	—
Dividends/distributions ($0.12 per common share)	(35,469)	—	—	—	—	—	(34,716)	—	(753)
Net income	41,538	—	—	—	—	—	41,298	—	240
Other comprehensive income	3,550	—	—	—	—	—	—	3,550	—
Balance June 30, 2022	$2,259,650	1,935,400	$94,016	281,670,437	$28	$3,189,713	$(1,068,408)	$9,558	$34,743

Three Months Ended June 30, 2021
Balance March 31, 2021	$2,005,326	1,935,400	$94,016	277,614,856	$28	$3,193,023	$(1,292,051)	$(12,617)	$22,927
Issuance of partnership interest in real estate	2,373	—	—	—	—	—	—	—	2,373
Redemption of noncontrolling OP units for common shares	—	—	—	30,491	—	157	—	—	(157)
Issuance of common shares and deferred compensation amortization, net	1,425	—	—	15,745	—	1,425	—	—	—
Forfeiture of employee common shares	—	—	—	(990)	—	—	—	—	—
Dividends/distributions ($0.1075 per common share)	(32,118)	—	—	—	—	—	(31,362)	—	(756)
Net income	73,787	—	—	—	—	—	72,678	—	1,109
Other comprehensive income	576	—	—	—	—	—	—	576	—
Reallocation of noncontrolling interests	—	—	—	—	—	435	—	—	(435)
Balance June 30, 2021	$2,051,369	1,935,400	$94,016	277,660,102	$28	$3,195,040	$(1,250,735)	$(12,041)	$25,061

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

Six Months Ended June 30, 2022		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2021	$2,323,228	1,935,400	$94,016	283,752,726	$28	$3,252,506	$(1,049,434)	(6,258)	32,370
Issuance of partnership interest in real estate	5,781	—	—	—	—	—	—	—	5,781
Redemption of noncontrolling OP units for common shares	—	—	—	20,232	—	109	—	—	(109)
Purchase of noncontrolling interest in consolidated joint venture	(27,958)	—	—	—	—	(25,058)	—	—	(2,900)
Issuance of common shares and deferred compensation amortization, net	42,159	—	—	4,535,376	1	42,158	—	—	—
Repurchase of common shares	(73,718)	—	—	(6,098,026)	(1)	(73,717)	—	—	—
Repurchase of common shares to settle tax obligations	(6,285)	—	—	(410,958)	—	(6,285)	—	—	—
Forfeiture of employee common shares	8	—	—	(128,913)	—	—	8	—	—
Dividends/distributions ($0.24 per common share)	(71,827)	—	—	—	—	—	(70,902)	—	(925)
Net income	52,446	—	—	—	—	—	51,920	—	526
Other comprehensive income	15,816	—	—	—	—	—	—	15,816	—
Balance June 30, 2022	2,259,650	1,935,400	$94,016	281,670,437	$28	$3,189,713	$(1,068,408)	$9,558	$34,743

Six Months Ended June 30, 2021
Balance December 31, 2020	$1,991,137	1,935,400	$94,016	277,152,450	$28	$3,196,315	$(1,301,726)	$(17,963)	$20,467
Issuance of partnership interest in real estate	5,085	—	—	—	—	—	—	—	5,085
Redemption of noncontrolling OP units for common shares	—	—	—	90,607	—	468	—	—	(468)
Issuance of common shares and deferred compensation amortization, net	2,942	—	—	926,947	—	2,942	—	—	—
Repurchase of common shares to settle tax obligations	(5,120)	—	—	(499,638)	—	(5,120)	—	—	—
Forfeiture of employee common shares	2	—	—	(10,264)	—	—	2	—	—
Dividends/distributions ($0.215 per common share)	(63,861)	—	—	—	—	—	(62,731)	—	(1,130)
Net income	115,262	—	—	—	—	—	113,720	—	1,542
Other comprehensive income	5,922	—	—	—	—	—	—	5,922	—
Reallocation of noncontrolling interests	—	—	—	—	—	435	—	—	(435)
Balance June 30, 2021	$2,051,369	1,935,400	$94,016	277,660,102	$28	$3,195,040	$(1,250,735)	$(12,041)	$25,061

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities:	$95,207	$108,687
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(131,276)	(256,578)
Investment in real estate under construction	(135,826)	(57,176)
Capital expenditures	(15,798)	(2,918)
Net proceeds from sale of properties	54,523	180,133
Principal payments received on loans receivable	14	—
Investments in non-consolidated entities	(178)	(758)
Distributions from non-consolidated entities in excess of accumulated earnings	15,609	2,991
Deferred leasing costs	(2,582)	(3,054)
Change in real estate deposits, net	(1,598)	(2,957)
Net cash used in investing activities	(217,112)	(140,317)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(72,749)	(64,667)
Principal amortization payments	(5,584)	(7,676)
Revolving credit facility borrowings	155,000	125,000
Revolving credit facility payments	(35,000)	—
Cash contributions from noncontrolling interests	5,781	4,596
Cash distributions to noncontrolling interests	(925)	(1,130)
Purchase of noncontrolling interest	(27,958)	—
Repurchases to settle tax obligations	(6,285)	(5,120)
Issuance of common shares, net	38,497	(635)
Repurchase of common shares	(69,973)	—
Net cash provided by (used in) financing activities	(19,196)	50,368
Change in cash, cash equivalents and restricted cash	(141,101)	18,738
Less net decrease in cash classified within assets held for sale	—	(1,047)
Cash, cash equivalents and restricted cash, at beginning of period	191,027	179,421
Cash, cash equivalents and restricted cash, at end of period	$49,926	$197,112

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$190,926	$178,795
Restricted cash at beginning of period	101	626
Cash, cash equivalents and restricted cash at beginning of period	$191,027	$179,421

Cash and cash equivalents at end of period	$49,817	$196,383
Restricted cash at end of period	109	729
Cash, cash equivalents and restricted cash at end of period	$49,926	$197,112
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
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
As of June 30, 2022, the Company had ownership interests in approximately 121 consolidated real estate properties, located in 22 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2022 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 (“Annual Report”).
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
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of June 30, 2022, the Company had interests in seven consolidated joint ventures with developers, consisting of five ongoing development projects and two land joint ventures with ownership interests ranging from 80% to 95.5%. Each joint venture owns land parcels with the intention of developing industrial properties. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company’s financial statements.
In addition, the Company is the primary beneficiary of certain other VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. ("LCIF") is a consolidated VIE and the Company, as of June 30, 2022, had an approximate 99% ownership interest.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of the consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Real estate, net	$920,275	$810,087
Total assets	$985,437	$952,611
Total liabilities	$56,723	$47,011
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
June 30, 2022 and 2021
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
Recently Issued Accounting Guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of reference rate reform. The guidance in ASU 2020-04 is optional, applies for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform on financial reporting, in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of LIBOR and may be elected over time as reference rate reform activities occur. As of March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and does not expect it to have a material impact on the financial statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
BASIC
Net income attributable to common shareholders	$39,667	$71,000	$48,665	$110,397
Weighted-average number of common shares outstanding - basic	283,568,078	275,568,868	283,604,072	275,493,019

Net income attributable to common shareholders - per common share basic	$0.14	$0.26	$0.17	$0.40

DILUTED
Net income attributable to common shareholders - basic	$39,667	$71,000	$48,665	$110,397
Impact of assumed conversions	47	—	136	—
Net income attributable to common shareholders	$39,714	$71,000	$48,801	$110,397

Weighted-average common shares outstanding - basic	283,568,078	275,568,868	283,604,072	275,493,019
Effect of dilutive securities:
Shares issuable under forward sales agreements	750,944	1,098,031	2,549,683	553,937
Unvested share-based payment awards	257,371	799,157	668,130	787,133
Operating partnership units	860,048	—	865,512	—
Weighted-average common shares outstanding - diluted	285,436,441	277,466,056	287,687,397	276,834,089

Net income attributable to common shareholders - per common share diluted	$0.14	$0.26	$0.17	$0.40
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
The Company acquired the following warehouse/distribution facilities during the six months ended June 30, 2022:

Market	Acquisition Date	Initial Cost Basis	Primary Lease Expiration at Acquisition Date	Land	Building and Improvements	Lease in-place Intangible
Cincinnati/Dayton, OH(1)	February 2022	$23,382	N/A	$2,010	$21,372	$—
Cincinnati/Dayton, OH	February 2022	48,660	04/2032	4,197	40,944	3,519
Phoenix, AZ	April 2022	59,140	05/2037	5,366	50,281	3,493
		$131,182		$11,573	$112,597	$7,012
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
As of June 30, 2022, the details of the warehouse/distribution real estate under construction are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost(1)	GAAP Investment Balance as of 6/30/2022	LXP Amount Funded as of 6/30/2022(2)	Estimated Building Completion Date	% Leased as of 6/30/2022
The Cubes at Etna East (95%)	1	Columbus, OH	1,074,840	$72,100	$52,136	$44,449	3Q 2022	—%
Ocala (80%)	1	Central Florida	1,085,280	83,100	60,483	49,711	4Q 2022	—%
Cotton 303 (93%)(3)	2	Phoenix, AZ	880,678	84,200	47,798	39,150	4Q 2022	45%
Mt. Comfort (80%)	1	Indianapolis, IN	1,053,360	65,500	38,598	29,581	4Q 2022	—%
Smith Farms (90%)(4)	3	Greenville-Spartanburg, SC	2,194,820	170,400	85,704	60,704	4Q 2022 - 2Q 2023	36%
South Shore (100%)	2	Central Florida	270,885	40,500	9,680	9,367	2Q 2023	—%
				$515,800	$294,399	$232,962
(1)    Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer partner promote, if any.
(2)    Excludes noncontrolling interests' share.
(3)    Pre-leased 392,278 square foot facility subject to a 10-year lease commencing upon substantial completion of the facility.
(4)    Pre-leased 797,936 square foot facility subject to a 12-year lease commencing upon substantial completion of the facility.

As of June 30, 2022, the Company's aggregate investment in the development arrangements was $294,399, which included capitalized interest of $2,800 for the six months ended June 30, 2022 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet. For the six months ended June 30, 2021, capitalized interest for development arrangements was $1,141.
As of June 30, 2022, the details of the land held for development are as follows (in $000's, except acres):

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 6/30/2022	LXP Amount Funded as of 6/30/2022 (1)
Consolidated:
Reems & Olive (95.5%)	Phoenix, AZ	420	$101,227	$96,788
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,076	4,033
ATL Fairburn JV (100%)	Atlanta, GA	14	$1,729	$1,727
		550	$108,032	$102,548
(1)    Excludes noncontrolling interests' share.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(4)Dispositions and Impairment
During the six months ended June 30, 2022 and 2021, the Company disposed of its interests in various properties for an aggregate gross disposition price of $55,395 and $183,427, respectively, and recognized aggregate gains on sales of properties of $28,110 and $88,645, respectively.
The Company had eight properties classified as held for sale at June 30, 2022 and December 31, 2021, respectively. Assets and liabilities of the held for sale properties as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Assets:
Real estate, at cost	$202,810	$170,117
Real estate, intangible assets	14,492	9,454
Accumulated depreciation and amortization	(107,393)	(99,659)
Deferred expenses, net	1,629	1,759
Other	3,008	915
	$114,546	$82,586

Liabilities:
Accounts payable and liabilities	$2,004	$1,908
Deferred revenue	1,696	483
Prepaid rent	1,395	1,077
	$5,095	$3,468
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the six months ended June 30, 2022, the Company recognized an impairment charge on real estate of $1,829 due to vacancy at the property. During the six months ended June 30, 2021, there were no impairment charges recorded.

(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$9,558	$—	$9,558	$—
Impaired real estate assets(1)	$1,684	$—	$—	$1,684

	Balance	Fair Value Measurements Using
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(6,258)	$—	$(6,258)	$—
Impaired real estate assets(2)	$12,735	$—	$—	$12,735
(1)    Represents non-recurring fair value measurement. The Company measured a $1,684 fair value of real estate assets based on a discounted cash flow analysis using a discount rate of 9.5% and a residual capitalization rate of 8.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(2)    Represents non-recurring fair value measurement. The Company measured a $12,735 fair value of real estate assets based on a discounted cash flow analysis using a discount rate ranging from 8.0% to 10.0% and a residual capitalization rate ranging from 7.5% to 8.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.

The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2022 and December 31, 2021, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, excluding held for sale assets, as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,612,606	$1,436,263	$1,497,064	$1,491,868

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

(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		June 30, 2022	June 30, 2022	December 31, 2021
NNN MFG Cold JV L.P. ("MFG Cold JV")	(1)	20%	$28,851	$30,752
NNN Office JV L.P. ("NNN JV")	(2)	20%	11,486	24,112
Etna Park 70 LLC	(3)	90%	12,931	12,874
Etna Park East LLC	(4)	90%	2,116	2,797
BSH Lessee L.P.	(5)	25%	3,748	4,024
			$59,132	$74,559
(1)    MFG Cold JV is a joint venture formed in 2021 and owns special purpose industrial properties formerly owned by the Company.
(2)    NNN JV is a joint venture formed in 2018 and owns office properties formerly owned by the Company.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. The Company determined that it is not the primary beneficiary.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land. The Company determined that it is not the primary beneficiary.
(5)    A joint venture investment, which owns a single-tenant, net-leased asset.
During the six months ended June 30, 2022, NNN JV sold three assets and recognized aggregate gains of $114,481 and the Company recognized its share of the aggregate gains on the transactions of $22,896 within equity in earnings (losses) of non-consolidated entities in its unaudited condensed consolidated statement of operations. In conjunction with these property sales, NNN JV received net proceeds of $141,050 after the satisfaction of an aggregate of $166,460 of its non-recourse mortgage indebtedness. NNN JV distributed $28,147 of net proceeds to the Company as a result of the property sales.
The following is a summary of the results of operations of NNN JV for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Total gross revenues	$27,070	$30,418
Depreciation expense	(14,392)	(19,375)
Property operating	(4,880)	(4,689)
General and administrative	(1,108)	(1,101)
Gains on sales of properties	114,481	—
Impairment charges	(21,067)	—
Debt satisfaction losses, net	(7,474)	—
Interest expense	(4,869)	(5,981)
Income (loss) from continuing operations	87,761	(728)
Provision for income taxes	(273)	(53)
Net income (loss)	$87,488	$(781)
x

(7)Debt
The Company had the following mortgages and notes payable outstanding as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Mortgages and notes payable	$78,845	$84,429
Unamortized debt issuance costs	(1,194)	(1,337)
Mortgages and notes payable, net	$77,651	$83,092
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3%, at June 30, 2022 and December 31, 2021 and all mortgages and notes payables mature between 2023 and 2031 as of June 30, 2022. The weighted-average interest rate was approximately 4.0% at June 30, 2022 and December 31, 2021.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company had the following senior notes outstanding as of June 30, 2022 and December 31, 2021:

Issue Date	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date	Issue Price
August 2021	$400,000	$400,000	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
	998,932	998,932
Unamortized debt discount	(3,441)	(3,655)
Unamortized debt issuance cost	(6,878)	(7,346)
Senior notes payable, net	$988,613	$987,931
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a make-whole premium.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of June 30, 2022, are as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300,000 Term Loan(2)	January 2025	LIBOR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to February 2024 at the Company's option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At June 30, 2022, the Company had $120,000 borrowings outstanding and availability of $480,000, subject to covenant compliance.
(2)    The LIBOR portion of the interest rate was swapped to obtain a current fixed rate of 2.732% per annum. The aggregate unamortized debt issuance costs for the term loan was $1,302 and $1,554 as of June 30, 2022 and December 31, 2021, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at June 30, 2022.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option and bear interest at a variable rate of three-month LIBOR plus 170 basis points through maturity. The interest rate at June 30, 2022 was 2.986%. As of June 30, 2022 and December 31, 2021, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,476 and $1,525, respectively, of unamortized debt issuance costs.
Capitalized interest recorded during the six months ended June 30, 2022 and 2021 was $2,839 and $1,396, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2022 and 2021.
During July 2019, the Company entered into four interest rate swap agreements with its counterparties. The swaps were designated as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on its $300,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the extended maturity of the term loan in January 2025. During the next 12 months, the Company estimates that an additional $4,145 will be reclassified as a decrease to interest expense if the swaps remain outstanding.

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets:

	As of June 30, 2022		As of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$9,558	Other Liabilities	$(6,258)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021.

Derivatives in Cash Flow	Amount of Gain Recognized in OCI on Derivatives June 30,		Amount of Loss Reclassified from Accumulated OCI into Income(1) June 30,
Hedging Relationships	2022	2021	2022	2021
Interest Rate Swaps	$13,895	$3,486	$1,921	$2,436
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statement of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations, which includes the effects of cash flow hedges, was $21,503 and $22,960 for the six months ended June 30, 2022 and 2021, respectively.
The Company's agreements with swap derivatives counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2022, the Company had not posted any collateral related to the agreements.

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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term; the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. During the six months ended June 30, 2022 and 2021, the Company did not write off any deferred rent receivable as a reduction of rental revenue.
Certain tenants have been experiencing financial difficulties as a result of the current economic conditions. During the six months ended June 30, 2022 and 2021, the Company wrote off an aggregate of $198 and $334, respectively, accounts receivable relating to certain tenants suffering from the current economic conditions.
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the six months ended June 30, 2022, the Company incurred $34 of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations. The Company did not incur any costs that were not incremental to the execution of leases in 2021.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
Classification	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fixed	$67,015	$70,630	$133,997	$142,572
Variable(1)(2)	10,924	9,942	22,478	29,645
Total	$77,939	$80,572	$156,475	$172,217
(1)    Primarily comprised of tenant reimbursements.
(2)    Variable income contains termination income of $11,827 for the six months ended June 30, 2021. No termination fee revenue was recognized during the six months ended June 30, 2022. The 2021 termination fee income primarily related to a tenant that terminated its lease at the Company's Durham, New Hampshire industrial property.

In May 2022, one of the Company's tenants exercised the purchase option for $28,000 in its operating lease with a sale date of August 2022. The purchase option was not reasonably certain to be exercised at lease inception, resulting in a modification of the operating lease. As a result of this modification to the lease, the Company re-evaluated the lease classification and classified the lease as a sales-type lease. The Company recorded $28,000 in Investment in a sales-type lease and derecognized $17,292 from Real estate, net, $619 from Deferred expenses and $775 from Rent receivable-deferred on its unaudited condensed consolidated balance sheet. The Company recognized $9,314 in Selling profit from sales-type leases in its unaudited condensed consolidated statements of operations for the six months ended June 30, 2022. The remaining rent payments under the lease in 2022 in addition to the purchase option price are $371.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Future fixed rental receipts for operating leases, assuming no new or re-negotiated leases as of June 30, 2022 were as follows:

Six months ended June 30,	Total
2022 - remainder	$129,436
2023	260,344
2024	233,138
2025	213,063
2026	194,619
2027	160,120
Thereafter	607,377
Total	$1,798,097

The above minimum lease payments do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases, unless such payments are reasonably certain to be received.
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of June 30, 2022. The leases have remaining lease terms of up to 38 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Supplemental information related to operating leases is as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
Weighted-average remaining lease term
Operating leases (years)	9.5	11.3
Weighted-average discount rate
Operating leases	4.0%	4.1%

The components of lease expense for the six months ended June 30, 2022 and 2021 were as follows:

Income Statement Classification	Fixed	Variable	Total
2022:
Property operating	$1,771	$—	$1,771
General and administrative	767	42	809
Total	$2,538	$42	$2,580

2021:
Property operating	$1,824	$—	$1,824
General and administrative	673	22	695
Total	$2,497	$22	$2,519
The Company recognized sublease income of $1,660 and $1,713 for the six months ended June 30, 2022 and 2021, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of June 30, 2022:

Operating Leases
2022 - remainder	$2,381
2023	5,290
2024	5,199
2025	5,204
2026	4,174
2027	3,673
Thereafter	7,501
Total lease payments	$33,422
Less: Imputed interest	(6,439)
Present value of operating lease liabilities	$26,983

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2022 and 2021, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(11)Equity
Shareholders' Equity:
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.
During the six months ended June 30, 2022, the Company issued 3,649,023 common shares previously sold on a forward basis in the first quarter of 2021 on the maturity date of the contracts and received $38,492 of net proceeds.

During 2021, the Company amended the terms of its ATM offering program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of June 30, 2022, common shares with an aggregate value of $294,985 remain available for issuance under the ATM program.

Underwritten equity offerings. During 2021, the Company entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. The forward sales contracts mature in December 2022, subject to the Company's rights to elect cash or net share settlement. As of June 30, 2022, the forward sales contracts had an aggregate settlement price of $183,392, which is subject to adjustment in accordance with the forward sales contracts.

Stock Based Compensation. During the six months ended June 30, 2022 and 2021, the Company issued 25,297 and 27,565, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $357 and $300, respectively.

Share Repurchase Program. In July 2015, the Company's Board of Trustees authorized the repurchase of up to 10,000,000 common shares and increased this authorization by 10,000,000 in 2018. This share repurchase program has no expiration date. During the six months ended June 30, 2022, 6,098,026 common shares were repurchased and retired for an average price of $11.45 per share. There were no common shares repurchased during the six months ended June 30, 2021. As of June 30, 2022, 2,878,289 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were $3,745 of unsettled repurchases as of June 30, 2022.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at June 30, 2022. The shares have a dividend of $3.25 per share per annum and have a liquidation preference of $96,770. As of June 30, 2022, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$(6,258)	$(17,963)
Other comprehensive income before reclassifications	13,895	3,486
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	1,921	2,436
Balance at end of period	$9,558	$(12,041)
Noncontrolling Interests. In conjunction with several of the Company's acquisitions in prior years, sellers were issued limited partner interests in LCIF (“OP units”) as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable for common shares at certain times, at the option of the holders, and are generally not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities as defined by GAAP. Each OP unit is currently redeemable at the holder's option for approximately 1.13 common shares, subject to future adjustments.
As of June 30, 2022, there were approximately 757,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Six Months Ended June 30,
	2022	2021
Net income attributable to LXP Industrial Trust shareholders	$51,920	$113,720
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for reallocation of noncontrolling interests	—	435
Increase in additional paid-in-capital for redemption of noncontrolling OP units	109	468
Change from net income attributable to shareholders and transfers from noncontrolling interests	$52,029	$114,623

(12)Related Party Transactions
There were no related party transactions other than those disclosed elsewhere in these unaudited condensed consolidated financial statements.

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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of June 30, 2022, the Company had six ongoing consolidated development projects and expects to incur approximately $143,939 and $95,229 in the remainder of 2022 and 2023, respectively, excluding noncontrolling interests' share, to substantially complete the construction of the projects. As of June 30, 2022, the Company has interests in various land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.
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

(14)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the six months ended June 30, 2022 and 2021, the Company paid $23,237 and $23,349, respectively, for interest and $952 and $1,008, respectively, for income taxes.
During the six months ended June 30, 2022 and 2021, the Company had $43,551 and $8,998 respectively, of accrued non-cash assets in investments in real estate under construction.
During the six months ended June 30, 2021, the Company renewed a lease that resulted in a non-cash increase of $438 to the related operating lease liability and right of use asset.
During the six months ended June 30, 2021, the acquisition of the interests in RR Ocala 44, LLC joint venture not already owned by the Company included a $489 non-cash increase to investments in real estate under construction and the noncontrolling interest because a member of the joint venture made a non-cash contribution of the land in exchange for its ownership interest in the joint venture.

(15)Subsequent Events
Subsequent to June 30, 2022, the Company:
•amended its unsecured revolving credit facility, which extended the maturity of the revolving credit facility to July 2026 and reduced the applicable margin rates on the revolving credit facility. Loans under the facility that were indexed to LIBOR were amended to be indexed to SOFR. In addition, $300,000 of LIBOR swaps were transitioned to SOFR, resulting in a new fixed rate of 2.722% on the Company's $300,000 term loan;
•repurchased and retired 1,800,000 common shares for an average price of $10.65 per share and the Company's Board of Trustees increased the repurchase authorization by 10,000,000 shares; and
•disposed of three properties for an aggregate gross sales price of $91,950.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us,” we refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests are held, and all of the property operating activities are conducted through special purposes entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022. The results of operations contained herein for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for a full year.

When we use the term “REIT,” we mean real estate investment trust. All references to 2022 and 2021, refer to the periods ending June 30, 2022 and 2021, respectively and our fiscal year ended December 31, 2021.

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

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of LXP Industrial Trust for the three and six months ended June 30, 2022 and 2021, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 24, 2022, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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

Overview
As of June 30, 2022, we had equity ownership interests in approximately 121 consolidated real estate properties, located in 22 states and containing an aggregate of approximately 55.0 million square feet of space, approximately 98.9% of which was leased.
Since December 31, 2015 through June 30, 2022, we transitioned our portfolio from approximately 16% warehouse/distribution assets to approximately 99% warehouse/distribution assets. As of June 30, 2022, our portfolio consisted of 110 warehouse/distribution facilities and 11 other properties.

On February 8, 2022, we announced that our Board of Trustees initiated a review of our strategic alternatives. On April 8, 2022, we announced that our Board of Trustees suspended the review of strategic alternatives.

Second Quarter 2022 Transaction Summary.

The following summarizes our significant transactions during the three months ended June 30, 2022.
Leasing Activity:
During the second quarter of 2022, we entered into new leases and lease extensions encompassing 0.9 million square feet. The average fixed rent on these extended leases was $4.75 per square foot compared to the average fixed rent on these leases before extension of $4.00 per square foot. The weighted-average cost of tenant improvements and lease commissions was $1.24 per square foot for extended leases and $5.22 per square foot for new first generation leases.
Investments:
•Acquired an industrial property in the Phoenix, AZ market for $59.1 million.
•Commenced development of two warehouse/distribution facilities in the Tampa, FL market.
•Invested $52.6 million in six ongoing development projects, which amount excludes our joint venture partners' share.
Capital Recycling:
•Disposed of our interest in two industrial warehouse/distribution properties and one office property for an aggregate gross sales price of $55.1 million.
•NNN Office JV L.P. disposed of an office property for a gross sales price of $149.1 million and satisfied $57.5 million of non-recourse debt. We own 20% of the joint venture and we received aggregate proceeds of $16.6 million.
Debt:
•Borrowed $120.0 million, net, on our revolving credit facility.
Equity:
•Repurchased and retired 6.1 million common shares for an aggregate weighted-average cost of $11.45 per share.
Acquisition Activity:

During the six months ended June 30, 2022, we acquired the following warehouse/distribution assets, inclusive of the acquisition referenced above:

Market	Square Feet	Initial Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (years)	% Leased at Acquisition
Cincinnati/Dayton, OH(1)	232,500	$23.4	February 2022	N/A	—%
Cincinnati/Dayton, OH	544,320	48.7	February 2022	10	100%
Phoenix, AZ	268,872	59.1	April 2022	15	100%
	1,045,692	$131.2
(1)    Subsequent to acquisition, property was fully leased for approximately nine years.

Development Activity:
As of June 30, 2022, we had six consolidated development projects in process with an aggregate estimated total cost of $515.8 million. We anticipate our remaining funding obligation to substantially complete the construction of these six projects, exclusive of our joint venture partners' share, to be approximately $239.2 million. However, the risks associated with development, including supply chain issues, could adversely impact our estimates.

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
We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the six months ended June 30, 2022, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.
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

Liquidity and Capital Resources
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with applicable REIT requirements in both the short-term and long-term, however, our cash flow from operations may be negatively affected in the near term if we experience tenant defaults as a result of the effects of the current economic condition. In addition, we anticipate that cash on hand, borrowings under our unsecured revolving credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other available alternatives, will provide the necessary capital required by our business.
At June 30, 2022, our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. In addition, certain of our subsidiaries are obligated to fund the construction of our development projects and we sometimes guaranty these obligations. We believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($49.8 million at June 30, 2022), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($480.0 million at June 30, 2022, subject to covenant compliance), unsettled forward common share sale contracts, and future cash flows from operations.
Cash flows from operations were $95.2 million for the six months ended June 30, 2022 as compared to $108.7 million for the six months ended June 30, 2021. The decrease was primarily related to property sales and a decrease in termination fee income, partially offset by the impact of cash flow generated from acquiring properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $217.1 million and $140.3 million during the six months ended June 30, 2022 and 2021, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash provided by investing activities primarily related to net proceeds received from the disposition of real estate and distributions from non-consolidated entities.
Net cash provided by (used in) financing activities totaled ($19.2) million and $50.4 million during the six months ended June 30, 2022 and 2021, respectively. Cash provided by financing activities primarily related to the issuances of common shares and cash contributions from noncontrolling interests. Cash used in financing activities primarily related to the repurchase of common shares, purchase of a noncontrolling interest and dividend and debt service payments.
Common Share Issuances:
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.

During the six months ended June 30, 2022, we settled 3.6 million common shares previously sold in 2021 on a forward basis on the maturity date of the contracts and received $38.5 million of net proceeds. There were no forward share settlements during the six months ended June 30, 2021. All forward sales contracts under our ATM program have been settled as of June 30, 2022.

In February 2021, we amended the terms of our ATM offering program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of June 30, 2022, common shares with an aggregate value of $295.0 million remain available for issuance under the ATM program.

Underwritten Equity Offerings. In May 2021, we entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. The forward sales contracts mature in December 2022, subject to our right to elect cash or net share settlement. As of June 30, 2022, the forward sales contracts had an aggregate settlement price of $183.4 million, which is subject to adjustment in accordance with the forward sales contracts.

The volatility in the capital markets primarily resulting from the effects of the current economic conditions may negatively affect our ability to access the capital markets through our ATM program and other offerings.

Share Repurchase Program. During 2015, our Board of Trustees authorized the repurchase of 10.0 million common shares and increased this authorization by 10.0 million common shares in 2018. The share repurchase program does not expire. During the six months ended June 30, 2022, we repurchased and retired approximately 6.1 million common shares at an average price of $11.45 per share. We did not repurchase any common shares during the six months ending June 30, 2021. Approximately 2.9 million common shares remained available for repurchase under the current authorization as of June 30, 2022. We have continued to, and in the future may, repurchase our common shares in the context of our overall capital plan and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.

Dividends. Dividends paid to our common and preferred shareholders were $72.7 million and $64.7 million in the six months ended June 30, 2022 and 2021, respectively.
We declared a quarterly dividend of $0.12 per common share during the three months ended June 30, 2022, which is an increase from the $0.1075 per common share quarterly dividend declared during the three months ended June 30, 2021.
UPREIT Structure. As of June 30, 2022, 0.8 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $9.2 million based on our closing price of $10.74 per common share as of June 30, 2022 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of June 30, 2022:

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
A summary of the maturity dates and interest rates of our unsecured credit agreement, as of June 30, 2022, are as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	February 2023	LIBOR + 0.90%
$300.0 Million Term Loan(2)	January 2025	LIBOR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to February 2024 at our option. The interest rate ranges from LIBOR plus 0.775% to 1.45%. At June 30, 2022, we had $120.0 million borrowings outstanding and availability of $480.0 million, subject to covenant compliance.
(2)    The LIBOR portion of the interest rate was swapped to obtain a fixed rate of 2.732% per annum.

As of June 30, 2022, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Contractual Obligations

As of June 30, 2022, we had six ongoing consolidated development projects and expect to incur approximately $143.9 million and $95.2 million of costs in the remainder of 2022 and 2023, respectively, excluding noncontrolling interests' share, to substantially complete the construction of such projects. As of June 30, 2022, we had interests in various land parcels held for development. We are unable to estimate the timing of any required funding for potential development projects on these parcels.

Results of Operations
Three months ended June 30, 2022 compared with three months ended June 30, 2021. The decrease in net income attributable to common shareholders of $31.3 million was primarily due to the items discussed below.
The decrease in total gross revenues of $1.8 million was primarily due to a decrease in termination income of $0.9 million recognized during the three months ended June 30, 2021. In addition, property sales, including the recapitalization of our special purpose industrial portfolio now owned in a non-consolidated joint venture, contributed to the decrease, which was partially offset by revenue from recently acquired properties and an increase in advisory fees.
The increase in depreciation and amortization expense of $2.1 million was primarily due to acquisition activity.
The increase in property operating expense of $2.1 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in general and administrative expenses of $1.4 million was primarily due to an increase of $0.8 million in costs incurred related to the Board of Trustees strategic alternatives review and consulting costs related to shareholder activism. The remaining $0.6 million increase is primarily payroll expense, trustee fees and business insurance.
The decrease in interest and amortization expense of $0.7 million related primarily to a $1.0 million increase in capitalized interest related to increased development. The decrease was partially offset by $0.3 million increase in interest expense related to increased unsecured debt outstanding and increased interest rates on our variable-rate unsecured debt during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
The increase in impairment charges of $1.8 million was primarily related to a predominantly vacant property. There were no impairment charges in 2021.
The decrease in gains on sales of properties of $38.9 million was related to the timing of property dispositions.
The increase in equity in earnings (losses) of non-consolidated entities of $5.7 million was primarily due to recognizing our share of gains on sale of one property from the NNN Office JV L.P. in 2022 in the amount of $11.6 million with no property sales at our non-consolidated entities in 2021. The increase was primarily offset by recognizing our share of impairment charges and losses on debt satisfaction related to NNN Office JV L.P. in 2022 in the amount of $4.2 million and $1.5 million, respectively.
The increase in selling profit from sales-type lease of $9.3 million is due to a tenant exercising its purchase option resulting in a change in lease classification from an operating lease to a sales-type lease in 2022 with no comparable transaction in 2021.
The decrease in net income attributable to noncontrolling interests of $0.9 million was primarily attributable to a decrease in third-party OP unitholders and timing of gains recognized on sales of properties by LCIF.
Six months ended June 30, 2022 compared with six months ended June 30, 2021. The decrease in net income attributable to common shareholders of $61.7 million was primarily due to the items discussed below.
The decrease in total gross revenues of $14.0 million was primarily due to a decrease in termination income of $11.8 million recognized during the six months ended June 30, 2021. In addition, property sales, including the recapitalization of our special purpose industrial portfolio now owned in a non-consolidated joint venture, contributed to the decrease, which was partially offset by revenue from recently acquired properties and an increase in advisory fees.
The increase in depreciation and amortization expense of $4.5 million was primarily due to acquisition activity.
The increase in property operating expense of $5.8 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in general and administrative expenses of $3.7 million was primarily due to an increase of $1.9 million in costs incurred related to the Board of Trustees' strategic alternatives review and consulting costs related to shareholder activism. The remaining $1.2 million increase is primarily payroll expense.
The decrease in interest and amortization expense of $1.5 million related primarily to a $1.4 million increase in capitalized interest related to increased development.

The increase in impairment charges of $1.8 million was primarily related to a predominantly vacant property. There were no impairment charges in 2021.
The decrease in gains on sales of properties of $60.5 million was related to the timing of property dispositions.
The increase in equity in earnings (losses) of non-consolidated entities of $17.1 million was primarily due to recognizing our share of gains on sale of three properties from the NNN Office JV L.P. in 2022 in the amount of $22.9 million with no property sales at our non-consolidated entities in 2021. The increase was primarily offset by recognizing our share of impairment charges and losses on debt satisfaction related to the NNN Office JV L.P. in 2022 in the amount of $4.2 million and $1.5 million, respectively.
The increase in selling profit from sales-type lease of $9.3 million is due to a tenant in our industrial portfolio exercising its purchase option resulting in a change in lease classification from an operating lease to a sales-type lease in 2022 with no comparable transaction in 2021.
The decrease in net income attributable to noncontrolling interests of $1.0 million was primarily attributable to a decrease in third-party OP unitholders and the timing of gains recognized on sales of properties by LCIF.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned, stabilized and included in our portfolio for two comparable reporting periods. We define NOI as operating revenues (rental income (less GAAP rent adjustments and lease termination income, net), and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the three and six months ended June 30, 2022 and 2021 ($000's):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total cash base rent	$54,637	$52,640	$107,708	$103,765
Tenant reimbursements	9,141	8,940	18,599	17,647
Property operating expenses	(10,755)	(10,178)	(21,978)	(19,899)
Same-store NOI	$53,023	$51,402	$104,329	$101,513

Our reported same-store NOI increased for the three and six months of 2021 compared to the three and six months of 2022 by 3.2% and 2.8%, respectively, primarily due to an increase in occupancy and cash base rents. As of June 30, 2022 and 2021, our historical same-store square footage leased was 99.3% and 98.5%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$41,538	$73,787	$52,446	$115,262

Interest and amortization expense	10,821	11,474	21,503	22,960
Provision for income taxes	263	344	680	716
Depreciation and amortization	45,193	43,044	89,699	85,220
General and administrative	9,296	7,912	20,033	16,332
Transaction costs	(34)	130	55	141
Non-operating/advisory fee income	(1,503)	(744)	(2,986)	(1,974)
Gains on sales of properties	(27,855)	(66,726)	(28,110)	(88,645)
Impairment charges	1,829	—	1,829	—
Selling profit from sales-type lease	(9,314)	—	(9,314)	—
Equity in (earnings) losses of non-consolidated entities	(5,619)	84	(16,920)	174
Lease termination income, net	—	(886)	—	(11,827)
Straight-line adjustments	(3,313)	(2,930)	(6,815)	(4,950)
Lease incentives	129	194	263	413
Amortization of above/below market leases	(481)	(437)	(961)	(897)
Sales-type lease interest income	(13)	—	(13)	—
NOI	60,937	65,246	121,389	132,925

Less NOI:
Acquisitions, development and dispositions	(7,914)	(13,844)	(17,060)	(31,412)
Same-Store NOI	$53,023	$51,402	$104,329	$101,513

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and six months ended June 30, 2022 and 2021 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$39,667	$71,000	$48,665	$110,397
Adjustments:
Depreciation and amortization	44,523	42,312	88,373	83,790
Impairment charges - real estate, including our share of non-consolidated entities	6,043	—	6,043	—
Noncontrolling interests - OP units	47	912	136	1,151
Amortization of leasing commissions	670	732	1,326	1,430
Joint venture and noncontrolling interest adjustment	2,823	2,114	5,973	4,229
Gains on sales of properties, including our share of non-consolidated entities, net of tax	(39,435)	(66,726)	(50,961)	(88,645)
FFO available to common shareholders and unitholders - basic	54,338	50,344	99,555	112,352
Preferred dividends	1,573	1,573	3,145	3,145
Amount allocated to participating securities	58	105	110	178
FFO available to all equityholders and unitholders - diluted	55,969	52,022	102,810	115,675
Selling profit from sales-type lease(1)	(9,314)	—	(9,314)	—
Non-recurring costs(2)	719	130	1,989	141
Debt satisfaction losses, net, including our share of non-consolidated entities	1,495	—	1,495	—
Adjusted Company FFO available to all equityholders and unitholders - diluted	$48,869	$52,152	$96,980	$115,816

Per Common Share and Unit Amounts
Basic:
FFO	$0.19	$0.18	$0.35	$0.40

Diluted:
FFO	$0.19	$0.18	$0.35	$0.41
Adjusted Company FFO	$0.17	$0.18	$0.33	$0.41

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	283,568,078	275,568,868	283,604,072	275,493,019
Operating partnership units(3)	860,048	2,793,718	865,512	2,822,907
Weighted-average common shares outstanding - basic FFO	284,428,126	278,362,586	284,469,584	278,315,926

Diluted:
Weighted-average common shares outstanding - diluted EPS	285,436,441	277,466,056	287,687,397	276,834,089
Operating partnership units(3)	—	2,793,718	—	2,822,907
Unvested share-based payment awards	10,140	44,489	34,762	26,808
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	290,157,151	285,014,833	292,432,729	284,394,374
(1)    Gain recognized upon exercise of the tenant's purchase option in the lease.
(2) Includes transaction, strategic alternatives and costs related to shareholder activism.
(3)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of June 30, 2022, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $608.9 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $249.1 million and $254.1 million at each of June 30, 2022 and 2021, which represented 15.3% and 17.3%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended June 30, 2022 and 2021, our variable-rate indebtedness had a weighted-average interest rate of 2.3% and 1.9%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2022 and 2021 would have increased by $0.6 million and $0.3 million, respectively. During the six months ended June 30, 2022 and 2021, our variable-rate interest rate was 2.2% and 1.9%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2022 and 2021 would have increased by $0.9 million and $0.7 million, respectively. At each of June 30, 2022 and 2021, our aggregate principal consolidated fixed-rate debt was $1.4 billion and $1.2 billion, respectively, which represented 84.7% and 82.7%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of June 30, 2022. We believe the fair value is indicative of the interest rate environment as of June 30, 2022, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.2 billion as of June 30, 2022.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2022, we had four interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended June 30, 2022 pursuant to publicly announced repurchase plans (1):

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid for Share/Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2022	1,238,427	$13.41	1,238,427	7,737,888
May 1 - 31, 2022	1,692,088	$11.22	1,692,088	6,045,800
June 1 - 30, 2022 (2)	3,167,511	$10.82	3,167,511	2,878,289
Second quarter 2022	6,098,026	$11.45	6,098,026	2,878,289

(1)    Share repurchase authorization announced on November 2, 2018, which has no expiration data.
(2)    Excludes 350,000 common shares that were purchased in June 2022 that were settled in July 2022.

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

3.3	—	Articles of Amendment to the Amended and Restated Declaration of Trust, dated as of December 14, 2021 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2021)(1)
3.4	—	Articles of Amendment to the Amended and Restated Declaration of Trust, dated as of May 26, 2022 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 27, 2022)(1)
3.5	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.6	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009)(1)
3.7	—	Second Amendment to Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 3, 2017)(1)
3.8	—	Third Amendment to Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 9, 2020)(1)
3.9	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K filed February 26, 2014)(1)
3.10	—
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

10.1	—
Amendment to Master Confirmation and Supplemental Confirmation of Registered Forward Transaction, dated as of May 6, 2022, between the Company and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2022)(1)

10.2	—
Amendment to Master Confirmation and Supplemental Confirmation of Registered Forward Transaction, dated as of May 6, 2022, between the Trust and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2022)(1)

10.3	—	LXP Industrial Trust 2022 Equity-Based Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2022)(1)
10.4	—
Amendment to Master Confirmation and Supplemental Confirmation of Registered Forward Transaction, dated as of June 14, 2022, between the Company and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2022)(1)

10.5	—
Amendment to Master Confirmation and Supplemental Confirmation of Registered Forward Transaction, dated as of June 16, 2022, between the Company and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2022)(1)

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2022 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	August 4, 2022	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	August 4, 2022	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)