Form 10-Q
period 2022-09-30
LXP Industrial Trust
filed 2022-11-03
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 275,723,255 common shares of beneficial interest, par value $0.0001 per share, as of November 2, 2022.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2022	December 31, 2021

Assets:
Real estate, at cost	$3,642,114	$3,583,978
Real estate - intangible assets	332,646	341,403
Land held for development	108,379	104,160
Investments in real estate under construction	368,483	161,165
Real estate, gross	4,451,622	4,190,706
Less: accumulated depreciation and amortization	747,535	655,740
Real estate, net	3,704,087	3,534,966
Assets held for sale	73,761	82,586
Right-of-use assets, net	24,994	27,966
Cash and cash equivalents	29,407	190,926
Restricted cash	113	101
Investments in non-consolidated entities	55,415	74,559
Deferred expenses, net	25,564	18,861
Rent receivable – current	2,426	3,526
Rent receivable – deferred	69,419	63,283
Other assets	26,062	8,784
Total assets	$4,011,248	$4,005,558

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$74,891	$83,092
Revolving credit facility borrowings	130,000	—
Term loan payable, net	298,834	298,446
Senior notes payable, net	988,954	987,931
Trust preferred securities, net	127,669	127,595
Dividends payable	34,778	37,425
Liabilities held for sale	2,815	3,468
Operating lease liabilities	26,062	29,094
Accounts payable and other liabilities	88,028	77,607
Accrued interest payable	10,278	8,481
Deferred revenue - including below-market leases, net	11,734	14,474
Prepaid rent	14,693	14,717
Total liabilities	1,808,736	1,682,330

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 276,100,331 and 283,752,726 shares issued and outstanding in 2022 and 2021, respectively	28	28
Additional paid-in-capital	3,134,739	3,252,506
Accumulated distributions in excess of net income	(1,079,407)	(1,049,434)
Accumulated other comprehensive income (loss)	17,768	(6,258)
Total shareholders’ equity	2,167,144	2,290,858
Noncontrolling interests	35,368	32,370
Total equity	2,202,512	2,323,228
Total liabilities and equity	$4,011,248	$4,005,558
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross revenues:
Rental revenue	$78,274	$82,353	$234,749	$254,570
Other revenue	1,814	1,064	5,392	2,945
Total gross revenues	80,088	83,417	240,141	257,515
Expense applicable to revenues:
Depreciation and amortization	(44,946)	(45,359)	(134,645)	(130,579)
Property operating	(13,961)	(11,406)	(42,279)	(33,966)
General and administrative	(9,060)	(8,363)	(29,093)	(24,695)
Non-operating income	242	472	353	953
Interest and amortization expense	(11,255)	(12,210)	(32,758)	(35,170)
Debt satisfaction losses, net	(119)	(13,222)	(119)	(13,222)
Impairment charges	(628)	(2,048)	(2,457)	(2,048)
Gains on sales of properties	24,841	16,122	52,951	104,767
Selling profit from sales-type lease	—	—	9,314	—
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	25,202	7,403	61,408	123,555
Provision for income taxes	(271)	(270)	(951)	(986)
Equity in earnings (losses) of non-consolidated entities	(1,340)	(75)	15,580	(249)
Net income	23,591	7,058	76,037	122,320
Less net income attributable to noncontrolling interests	(201)	(420)	(727)	(1,962)
Net income attributable to LXP Industrial Trust shareholders	23,390	6,638	75,310	120,358
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(41)	(37)	(151)	(170)
Net income attributable to common shareholders	$21,776	$5,028	$70,441	$115,470

Net income attributable to common shareholders - per common share basic	$0.08	$0.02	$0.25	$0.42
Weighted-average common shares outstanding – basic	277,535,717	278,124,204	281,559,058	276,379,718

Net income attributable to common shareholders - per common share diluted	$0.08	$0.02	$0.25	$0.41
Weighted-average common shares outstanding – diluted	278,521,946	282,048,458	284,609,950	278,581,849
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$23,591	$7,058	$76,037	$122,320
Other comprehensive income:
Change in unrealized income on interest rate swaps, net	7,028	1,150	22,844	7,072
Company's share of other comprehensive income of non-consolidated entities	1,182	—	1,182	—
Other comprehensive income	8,210	1,150	24,026	7,072
Comprehensive income	31,801	8,208	100,063	129,392
Comprehensive income attributable to noncontrolling interests	(201)	(420)	(727)	(1,962)
Comprehensive income attributable to LXP Industrial Trust shareholders	$31,600	$7,788	$99,336	$127,430
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

Three Months Ended September 30, 2022		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance June 30, 2022	$2,259,650	1,935,400	$94,016	281,670,437	$28	$3,189,713	$(1,068,408)	$9,558	$34,743
Issuance of partnership interest in real estate	663	—	—	—	—	—	—	—	663
Redemption of noncontrolling OP units for common shares	—	—	—	13,146	—	68	—	—	(68)
Issuance of common shares and deferred compensation amortization, net	1,916	—	—	22,516	—	1,916	—	—	—
Repurchase of common shares	(56,958)	—	—	(5,604,048)	—	(56,958)	—	—	—
Forfeiture of employee common shares	1	—	—	(1,720)	—	—	1	—	—
Dividends/distributions ($0.12 per common share)	(34,561)	—	—	—	—	—	(34,390)	—	(171)
Net income	23,591	—	—	—	—	—	23,390	—	201
Other comprehensive income	7,028	—	—	—	—	—	—	7,028	—
Company's share of other comprehensive income of non-consolidated entities	1,182	—	—	—	—	—	—	1,182	—
Balance September 30, 2022	$2,202,512	1,935,400	$94,016	276,100,331	$28	$3,134,739	$(1,079,407)	$17,768	$35,368

Three Months Ended September 30, 2021
Balance June 30, 2021	$2,051,369	1,935,400	$94,016	277,660,102	$28	$3,195,040	$(1,250,735)	$(12,041)	$25,061
Issuance of partnership interest in real estate	5,965	—	—	—	—	—	—	—	5,965
Redemption of noncontrolling OP units for common shares	—	—	—	38,790	—	202	—	—	(202)
Redemption of noncontrolling OP units for real estate	(22,305)	—	—	—	—	(12,919)	—	—	(9,386)
Issuance of common shares and deferred compensation amortization, net	57,527	—	—	4,939,815	—	57,527	—	—	—
Dividends/distributions ($0.1075 per common share)	(32,402)	—	—	—	—	—	(32,037)	—	(365)
Net income	7,058	—	—	—	—	—	6,638	—	420
Other comprehensive income	1,150	—	—	—	—	—	—	1,150	—
Balance September 30, 2021	$2,068,362	1,935,400	$94,016	282,638,707	$28	$3,239,850	$(1,276,134)	$(10,891)	$21,493
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

Nine Months Ended September 30, 2022		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2021	$2,323,228	1,935,400	$94,016	283,752,726	$28	$3,252,506	$(1,049,434)	(6,258)	32,370
Issuance of partnership interest in real estate	6,444	—	—	—	—	—	—	—	6,444
Redemption of noncontrolling OP units for common shares	—	—	—	33,378	—	177	—	—	(177)
Purchase of noncontrolling interest in consolidated joint venture	(27,958)	—	—	—	—	(25,058)	—	—	(2,900)
Issuance of common shares and deferred compensation amortization, net	44,075	—	—	4,557,892	1	44,074	—	—	—
Repurchase of common shares	(130,676)	—	—	(11,702,074)	(1)	(130,675)	—	—	—
Repurchase of common shares to settle tax obligations	(6,285)	—	—	(410,958)	—	(6,285)	—	—	—
Forfeiture of employee common shares	9	—	—	(130,633)	—	—	9	—	—
Dividends/distributions ($0.36 per common share)	(106,388)	—	—	—	—	—	(105,292)	—	(1,096)
Net income	76,037	—	—	—	—	—	75,310	—	727
Other comprehensive income	22,844	—	—	—	—	—	—	22,844	—
Company's share of other comprehensive income of non-consolidated entities	1,182	—	—	—	—	—	—	1,182	—
Balance September 30, 2022	2,202,512	1,935,400	$94,016	276,100,331	$28	$3,134,739	$(1,079,407)	$17,768	$35,368

Nine Months Ended September 30, 2021
Balance December 31, 2020	$1,991,137	1,935,400	$94,016	277,152,450	$28	$3,196,315	$(1,301,726)	$(17,963)	$20,467
Issuance of partnership interest in real estate	11,050	—	—	—	—	—	—	—	11,050
Redemption of noncontrolling OP units for common shares	—	—	—	129,397	—	670	—	—	(670)
Redemption of noncontrolling OP units for real estate	(22,305)	—	—	—	—	(12,919)	—	—	(9,386)
Issuance of common shares and deferred compensation amortization, net	60,469	—	—	5,866,762	—	60,469	—	—	—
Repurchase of common shares to settle tax obligations	(5,120)	—	—	(499,638)	—	(5,120)	—	—	—
Forfeiture of employee common shares	2	—	—	(10,264)	—	—	2	—	—
Dividends/distributions ($0.3225 per common share)	(96,263)	—	—	—	—	—	(94,768)	—	(1,495)
Net income	122,320	—	—	—	—	—	120,358	—	1,962
Other comprehensive income	7,072	—	—	—	—	—	—	7,072	—
Reallocation of noncontrolling interests	—	—	—	—	—	435	—	—	(435)
Balance September 30, 2021	$2,068,362	1,935,400	$94,016	282,638,707	$28	$3,239,850	$(1,276,134)	$(10,891)	$21,493

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities:	$154,113	$167,405
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(132,026)	(392,586)
Investment in real estate under construction	(209,862)	(119,885)
Capital expenditures	(25,593)	(9,371)
Net proceeds from sale of properties	145,906	181,242
Investments in loans receivable	—	(1,497)
Principal payments on loans receivable	20	—
Investments in non-consolidated entities	(307)	(975)
Distributions from non-consolidated entities in excess of accumulated earnings	19,250	6,170
Deferred leasing costs	(4,017)	(5,546)
Change in real estate deposits, net	(1,524)	(1,658)
Net cash used in investing activities	(208,153)	(344,106)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(107,939)	(95,885)
Proceeds from mortgage loans	—	11,610
Principal amortization payments	(8,416)	(10,571)
Principal payments on debt, excluding normal amortization	—	(10,567)
Revolving credit facility borrowings	210,000	215,000
Revolving credit facility payments	(80,000)	(215,000)
Proceeds from issuance of senior notes	—	399,032
Repurchase of senior notes	—	(188,756)
Deferred financing costs	(3,626)	(3,977)
Payments for early extinguishment of debt	—	(12,217)
Cash contributions from noncontrolling interests	6,444	10,560
Cash distributions to noncontrolling interests	(1,096)	(1,495)
Repurchases to settle tax obligations	(6,285)	(5,120)
Purchase of noncontrolling interest	(27,958)	—
Issuance of common shares, net	38,436	55,116
Repurchase of common shares	(127,027)	—
Net cash (used in) provided by financing activities	(107,467)	147,730
Change in cash, cash equivalents and restricted cash	(161,507)	(28,971)
Cash, cash equivalents and restricted cash, at beginning of period	191,027	179,421
Cash, cash equivalents and restricted cash, at end of period	$29,520	$150,450

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$190,926	$178,795
Restricted cash at beginning of period	101	626
Cash, cash equivalents and restricted cash at beginning of period	$191,027	$179,421

Cash and cash equivalents at end of period	$29,407	$150,077
Restricted cash at end of period	113	373
Cash, cash equivalents and restricted cash at end of period	$29,520	$150,450
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
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
As of September 30, 2022, the Company had ownership interests in approximately 118 consolidated real estate properties, located in 21 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2022 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 (“Annual Report”).
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
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of September 30, 2022, the Company had interests in seven consolidated joint ventures with developers, consisting of five ongoing development projects and two land joint ventures with ownership interests ranging from 80% to 95.5%. Each joint venture owns land parcels with the intention of developing industrial properties. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company’s financial statements.
In addition, the Company is the primary beneficiary of certain other VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. ("LCIF") is a consolidated VIE and the Company, as of September 30, 2022, had an approximate 99% ownership interest.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of the consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Real estate, net	$985,808	$810,087
Total assets	$1,038,913	$952,611
Total liabilities	$58,796	$47,011
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
September 30, 2022 and 2021
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
On July 5, 2022, the Company transitioned its benchmark interest rate for its term loan from LIBOR to the Secured Overnight Financing Rate, or SOFR. The Company adopted ASU 2020-04 and the adoption of this standard did not have an impact on the Company's unaudited condensed consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
BASIC
Net income attributable to common shareholders	$21,776	$5,028	$70,441	$115,470
Weighted-average number of common shares outstanding - basic	277,535,717	278,124,204	281,559,058	276,379,718

Net income attributable to common shareholders - per common share basic	$0.08	$0.02	$0.25	$0.42

DILUTED
Net income attributable to common shareholders - basic	$21,776	$5,028	$70,441	$115,470
Impact of assumed conversions	11	—	147	—
Net income attributable to common shareholders	$21,787	$5,028	$70,588	$115,470

Weighted-average common shares outstanding - basic	277,535,717	278,124,204	281,559,058	276,379,718
Effect of dilutive securities:
Shares issuable under forward sales agreements	—	2,765,030	1,699,789	1,290,968
Unvested share-based payment awards	139,371	1,159,224	491,877	911,163
Operating partnership units	846,858	—	859,226	—
Weighted-average common shares outstanding - diluted	278,521,946	282,048,458	284,609,950	278,581,849

Net income attributable to common shareholders - per common share diluted	$0.08	$0.02	$0.25	$0.41
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
The Company acquired the following warehouse/distribution facilities during the nine months ended September 30, 2022(1):

Market	Acquisition Date	Initial Cost Basis	Primary Lease Expiration at Acquisition Date	Land	Building and Improvements	Lease in-place Intangible
Cincinnati/Dayton, OH(2)	February 2022	$23,382	N/A	$2,010	$21,372	$—
Cincinnati/Dayton, OH	February 2022	48,660	04/2032	4,197	40,944	3,519
Phoenix, AZ	April 2022	59,140	05/2037	5,366	50,281	3,493
		$131,182		$11,573	$112,597	$7,012
(1)    A land parcel located in Hebron, OH was also purchased for $747.
(2)    Subsequent to acquisition, property was fully leased for approximately nine years.
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
As of September 30, 2022, the details of the warehouse/distribution real estate under construction are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost(1)	GAAP Investment Balance as of 9/30/2022	LXP Amount Funded as of 9/30/2022(2)	Estimated Building Completion Date	% Leased as of 9/30/2022
The Cubes at Etna East (95%)(3)	1	Columbus, OH	1,074,840	$72,100	$59,713	$53,095	3Q 2022	—%
Ocala (80%)	1	Central Florida	1,085,280	83,100	66,556	54,866	4Q 2022	—%
Mt. Comfort (80%)	1	Indianapolis, IN	1,053,360	65,500	48,354	38,278	4Q 2022	—%
Smith Farms (90%)(4)	3	Greenville-Spartanburg, SC	2,194,820	170,400	123,582	97,906	4Q 2022 - 2Q 2023	36%
Cotton 303 (93%)(5)	2	Phoenix, AZ	880,678	84,200	56,554	49,000	1Q 2023	45%
South Shore (100%)	2	Central Florida	270,885	40,500	13,724	10,435	2Q 2023	—%
				$515,800	$368,483	$303,580
(1)    Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer partner promote, if any.
(2)    Excludes noncontrolling interests' share.
(3)     Base building achieved substantial completion on September 30, 2022. Property not in service as of September 30, 2022.
(4)    Pre-leased 797,936 square foot facility subject to a 12-year lease commencing upon substantial completion of the facility.
(5)    Pre-leased 392,278 square foot facility subject to a 10-year lease commencing upon substantial completion of the facility.

As of September 30, 2022, the Company's aggregate investment in the development arrangements was $368,483, which included capitalized interest of $4,888 for the nine months ended September 30, 2022 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet. For the nine months ended September 30, 2021, capitalized interest for development arrangements was $1,806.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of September 30, 2022, the details of the land held for development are as follows (in $000's, except acres):

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 9/30/2022	LXP Amount Funded as of 9/30/2022 (1)
Consolidated:
Reems & Olive (95.5%)	Phoenix, AZ	420	$101,412	$96,961
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,236	4,165
ATL Fairburn JV (100%)	Atlanta, GA	14	$1,731	$1,728
		550	$108,379	$102,854
(1)    Excludes noncontrolling interests' share.

(4)Dispositions and Impairment
During the nine months ended September 30, 2022 and 2021, the Company disposed of its interests in various properties for an aggregate gross disposition price of $147,345 and $218,796, respectively, and recognized aggregate gains on sales of properties of $52,951 and $104,767, respectively.
Included in the 2021 dispositions are three non-industrial properties with an aggregate disposition price of $35,369, which was satisfied through (i) the redemption of 1,598,906 operating partnership units ("OP units"), (ii) the assumption of $11,610 of third party mortgage financing that encumbered two of the properties and (iii) $1,497 of seller financing. The seller financing note receivable has a fixed interest rate of 6.0% per annum and matures on August 1, 2025. There are no past due payments outstanding related to the seller financing as of September 30, 2022 and 2021.
The Company had six and eight properties classified as held for sale at September 30, 2022 and December 31, 2021, respectively. Assets and liabilities of the held for sale properties consisted of the following:

	September 30, 2022	December 31, 2021
Assets:
Real estate, at cost	$159,963	$170,117
Real estate, intangible assets	8,572	9,454
Accumulated depreciation and amortization	(97,251)	(99,659)
Deferred expenses, net	1,629	1,759
Other	848	915
	$73,761	$82,586

Liabilities:
Accounts payable and liabilities	$1,630	$1,908
Deferred revenue	362	483
Prepaid rent	823	1,077
	$2,815	$3,468
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered. During the nine months ended September 30, 2022, the Company recognized an impairment charge on real estate of $2,457 due to vacancy at the property. During the nine months ended September 30, 2021, the Company recognized impairment charges on real estate of $2,048 related to a vacant office property.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$16,586	$—	$16,586	$—
Impaired real estate assets(1)	$1,056	$—	$1,056	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(6,258)	$—	$(6,258)	$—
Impaired real estate assets(2)	$12,735	$—	$—	$12,735
(1)    Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date. $1,056 was based on an observable contract and the Company determined that the fair value of the property falls within Level 2 of the fair value reporting hierarchy.
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

The majority of the inputs used to value the Company's interest rate swaps fell within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2022 and December 31, 2021, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps were classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, excluding held for sale assets, as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,620,348	$1,399,498	$1,497,064	$1,491,868

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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

		Percentage Ownership at	Investment Balance as of
Investment		September 30, 2022	September 30, 2022	December 31, 2021
NNN MFG Cold JV L.P. ("MFG Cold JV")	(1)	20%	$27,890	$30,752
NNN Office JV L.P. ("NNN JV")	(2)	20%	8,836	24,112
Etna Park 70 LLC	(3)	90%	12,959	12,874
Etna Park East LLC	(4)	90%	2,124	2,797
BSH Lessee L.P.	(5)	25%	3,606	4,024
			$55,415	$74,559
(1)    MFG Cold JV is a joint venture formed in 2021 that owns special purpose industrial properties formerly owned by the Company.
(2)    NNN JV is a joint venture formed in 2018 that owns office properties formerly owned by the Company.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. The Company determined that it is not the primary beneficiary.
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land. The Company determined that it is not the primary beneficiary.
(5)    A joint venture investment, which owns a single-tenant, net-leased asset.
During the nine months ended September 30, 2022, NNN JV sold three assets and recognized aggregate gains of $114,481 and the Company recognized its share of the aggregate gains on the transactions of $22,896 within equity in earnings (losses) of non-consolidated entities in its unaudited condensed consolidated statement of operations. In conjunction with these property sales, NNN JV received net proceeds of $141,050 after the satisfaction of an aggregate of $166,450 of its non-recourse mortgage indebtedness. NNN JV distributed $28,147 of net proceeds to the Company as a result of the property sales.

(7)Debt
The Company had the following mortgages and notes payable outstanding as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Mortgages and notes payable	$76,013	$84,429
Unamortized debt issuance costs	(1,122)	(1,337)
Mortgages and notes payable, net	$74,891	$83,092
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3%, at September 30, 2022 and December 31, 2021 and all mortgages and notes payables mature between 2023 and 2031 as of September 30, 2022. The weighted-average interest rate was approximately 4.0% at September 30, 2022 and December 31, 2021.
On July 12, 2021, LCIF encumbered two of its properties with mortgage debt in the amount of $11,610. Subsequently, on July 12, 2021, certain operating partnership unitholders assumed the mortgages upon purchasing the properties. See Note 4, Dispositions and Impairment.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company had the following senior notes outstanding as of September 30, 2022 and December 31, 2021:

Issue Date	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date	Issue Price
August 2021	$400,000	$400,000	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
	998,932	998,932
Unamortized debt discount	(3,335)	(3,655)
Unamortized debt issuance costs	(6,643)	(7,346)
Senior notes payable, net	$988,954	$987,931
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
During the three months ended September 30, 2021, the Company used a portion of the net proceeds from the offering of the 2031 Senior Notes to redeem the $188,756 aggregate principal balance of its outstanding 4.25% Senior Notes due 2023 ("2023 Senior Notes"). The consideration paid included the make-whole premium of $12,191 and $2,028 of accrued and unpaid interest. The Company recognized a $12,948 debt satisfaction loss related to the aggregate redemptions.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of September 30, 2022, are as follows:

	Maturity Date	Current Interest Rate
$600,000 Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300,000 Term Loan(1)(2)	January 2025	Term SOFR + 1.00%
(1)    In July 2022, the Company amended its revolving credit facility and the 2025 term loan with a new revolving credit facility and the continuation of the 2025 term loan (the "2022 Credit Agreement"). The 2022 Credit Agreement, among other things: (i) extended the maturity date of the revolving portion from February 2023 to July 2026, with two six-month extension options, subject to certain conditions, (ii) reduced the applicable margin for the revolving portion of the credit facility by five basis points to a range from 0.725% to 1.40%, and allows for further reductions upon the achievement of to-be-determined sustainability metrics, (iii) amended the debt covenants by reducing the capitalization rate for determining asset value and (iv) transitioned the facility to SOFR. Simultaneously, the Company converted its interest rate swap agreements to Term SOFR, which resulted in a new fixed interest rate of 2.722% on the Company's 2025 term loan. At September 30, 2022, the Company had $130,000 borrowings outstanding and availability of $470,000, subject to covenant compliance. The Company recognized $119 of debt satisfaction losses in connection with the transaction.
(2)    The aggregate unamortized debt issuance costs for the term loan was $1,166 and $1,554 as of September 30, 2022 and December 31, 2021, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at September 30, 2022.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option and bear interest at a variable rate of three-month LIBOR plus 170 basis points through maturity. The interest rate at September 30, 2022 was 4.482%. As of September 30, 2022 and December 31, 2021, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,451 and $1,525, respectively, of unamortized debt issuance costs.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Capitalized interest recorded during the nine months ended September 30, 2022 and 2021 was $4,927 and $2,124, respectively.

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2022 and 2021.
During July 2022, the Company transitioned its four interest rate swap agreements with its counterparties to a benchmark rate of Term SOFR. The swaps were designated as cash flow hedges of the risk in variability attributable to changes in the Term SOFR swap rates on its $300,000 SOFR-indexed variable rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the maturity of the term loan in January 2025. During the next 12 months, the Company estimates that an additional $7,543 will be reclassified as a decrease in interest expense if the swaps remain outstanding.

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets:

	As of September 30, 2022		As of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$16,586	Other Liabilities	$(6,258)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021.

Derivatives in Cash Flow	Amount of Gain Recognized in OCI on Derivatives September 30,		Amount of Loss Reclassified from Accumulated OCI into Income(1) September 30,
Hedging Relationships	2022	2021	2022	2021
Interest Rate Swaps	$21,316	$3,381	$1,528	$3,691
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statement of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations, which includes the effects of cash flow hedges, was $32,758 and $35,170 for the nine months ended September 30, 2022 and 2021, respectively.
The Company's agreements with swap derivatives counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2022, the Company had not posted any collateral related to the agreements.

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
September 30, 2022 and 2021
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
Certain tenants have been experiencing financial difficulties as a result of the current economic conditions. During the nine months ended September 30, 2022 and 2021, the Company wrote off an aggregate of $316 and $463, respectively, accounts receivable relating to certain tenants suffering from the current economic conditions.
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service included within rental revenue is CAM services provided as part of the Company’s real estate leases. Topic 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the nine months ended September 30, 2022, the Company incurred $30 of costs that were not incremental to the execution of leases, which are included in property operating expenses on its unaudited condensed consolidated statements of operations. The Company incurred no costs that were not incremental to the execution of leases in 2021.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
The following table presents the Company’s classification of rental revenue for its operating leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2022	2021	2022	2021
Fixed	$66,956	$71,357	$200,965	$213,929
Variable(1)(2)	11,318	10,996	33,784	40,641
Total	$78,274	$82,353	$234,749	$254,570
(1)    Primarily comprised of tenant reimbursements.
(2)    Variable income contains termination income of $238 and $14,105 for the nine months ended September 30, 2022 and 2021, respectively. The 2021 termination income is primarily related to a tenant that terminated its lease at the Company's Durham, New Hampshire industrial property.

In May 2022, one of the Company's tenants exercised the purchase option for $28,000 in its operating lease with a sale date of July 2022. The purchase option was not reasonably certain to be exercised at lease inception, resulting in a modification of the operating lease. As a result of this modification to the lease, the Company re-evaluated the lease classification and classified the lease as a sales-type lease. The Company recorded $28,000 in Investment in a sales-type lease and derecognized $17,292 from Real estate, net, $619 from Deferred expenses and $775 from Rent receivable-deferred on its unaudited condensed consolidated balance sheet. The Company recognized $9,314 in Selling profit from sales-type leases in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022. In July, the tenant completed the purchase of the property, resulting in the derecognition of the $28,000 investment in a sales-type lease.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Future fixed rental receipts for operating leases, assuming no new or re-negotiated leases as of September 30, 2022 were as follows:

Nine months ended September 30,	Total
2022 - remainder	$64,707
2023	260,818
2024	233,959
2025	213,892
2026	193,909
2027	158,445
Thereafter	591,832
Total	$1,717,562

The above minimum lease payments do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases, unless such payments are reasonably certain to be received.
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of September 30, 2022. The leases have remaining lease terms of up to 38 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Supplemental information related to operating leases is as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Weighted-average remaining lease term
Operating leases (years)	9.4	11.3
Weighted-average discount rate
Operating leases	4.0%	4.1%

The components of lease expense for the nine months ended September 30, 2022 and 2021 were as follows:

Income Statement Classification	Fixed	Variable	Total
2022:
Property operating	$2,657	$—	$2,657
General and administrative	1,144	81	1,225
Total	$3,801	$81	$3,882

2021:
Property operating	$2,734	$2	$2,736
General and administrative	1,037	24	1,061
Total	$3,771	$26	$3,797
The Company recognized sublease income of $2,490 and $2,569 for the nine months ended September 30, 2022 and 2021, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of September 30, 2022:

Operating Leases
2022 - remainder	$1,198
2023	5,290
2024	5,199
2025	5,204
2026	4,174
2027	3,673
Thereafter	7,501
Total lease payments	$32,239
Less: Imputed interest	(6,177)
Present value of operating lease liabilities	$26,062

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2022 and 2021, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(11)Equity
Shareholders' Equity:
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.
During the nine months ended September 30, 2021, the Company sold 1,052,800 shares under the ATM Program for net proceeds of $13,574. The Company did not sell shares under the ATM program during the nine months ended September 30, 2022.
During the nine months ended September 30, 2022, the Company issued 3,649,023 common shares previously sold on a forward basis in the first quarter of 2021 on the maturity date of the contracts and received $38,492 of net proceeds. During the nine months ended September 30, 2021, the Company settled 3,875,751 common shares previously sold on a forward basis on the maturity date of the contract and received $41,933 of net proceeds.

During 2021, the Company amended the terms of its ATM offering program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of September 30, 2022, common shares with an aggregate value of $294,985 remain available for issuance under the ATM program.

Underwritten equity offerings. During 2021, the Company entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. The forward sales contracts mature in December 2022, subject to the Company's rights to elect cash or net share settlement. As of September 30, 2022, the forward sales contracts had an aggregate settlement price of $182,141, which is subject to adjustment in accordance with the forward sales contracts.

Stock Based Compensation. During the nine months ended September 30, 2022 and 2021, the Company issued 47,505 and 38,803, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $616 and $437, respectively.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of an additional up to 10,000,000 common shares under the Company's share repurchase program with no expiration date. During the nine months ended September 30, 2022, 11,702,074 common shares were repurchased and retired for an average price of $10.84 per share. There were no common shares repurchased during the nine months ended September 30, 2021. As of September 30, 2022, 7,274,241 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were $3,649 of unsettled repurchases as of September 30, 2022.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at September 30, 2022. The shares have a dividend of $3.25 per share per annum and have a liquidation preference of $96,770. As of September 30, 2022, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$(6,258)	$(17,963)
Other comprehensive income before reclassifications	22,469	3,381
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	1,557	3,691
Balance at end of period	$17,768	$(10,891)
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
As of September 30, 2022, there were approximately 745,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months Ended September 30,
	2022	2021
Net income attributable to LXP Industrial Trust shareholders	$75,310	$120,358
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for reallocation of noncontrolling interests	—	435
Increase in additional paid-in-capital for redemption of noncontrolling OP units	177	670
Change from net income attributable to shareholders and transfers from noncontrolling interests	$75,487	$121,463

(12)Related Party Transactions
There were no related party transactions other than those disclosed elsewhere in these unaudited condensed consolidated financial statements.

(13)Commitments and Contingencies
In addition to the commitments and contingencies disclosed elsewhere, the Company has the following commitments and contingencies.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 and 2021
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
As of September 30, 2022, the Company had six ongoing consolidated development projects and expects to incur approximately $56,400 and $113,300 in the remainder of 2022 and 2023, respectively, excluding noncontrolling interests' share, to substantially complete the construction of the projects. As of September 30, 2022, the Company has interests in various land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.
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

(14)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2022 and 2021, the Company paid $33,430 and $35,515, respectively, for interest and $1,218 and $1,273, respectively, for income taxes.
During the nine months ended September 30, 2022 and 2021, the Company accrued additions for capital projects of $52,049 and $20,540, respectively.
During the nine months ended September 30, 2021, the Company exercised extension options on a lease that resulted in a non-cash increase of $438 to the related operating lease liability and right of use asset.
During the nine months ended September 30, 2021, LCIF disposed of three real estate assets. The consideration included the redemption of 1,598,906 OP Units valued at $22,305 and the assumption of the aggregate related non-recourse debt of $11,610.
During the nine months ended September 30, 2021, the acquisition of the interests in RR Ocala 44, LLC joint venture not already owned by the Company included a $489 non-cash increase to investments in real estate under construction and the noncontrolling interest because a member of the joint venture made a non-cash contribution of the land in exchange for its ownership interest in the joint venture.

(15)Subsequent Events
Subsequent to September 30, 2022, the Company:
•leased approximately 100 acres of land in the Phoenix, Arizona market for 20 years;
•repurchased and retired 400,000 common shares for an average price of $9.10 per share; and
•borrowed $55,000 on its revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us,” we refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests are held, and all of the property operating activities are conducted through special purposes entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022. The results of operations contained herein for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for a full year.

When we use the term “REIT,” we mean real estate investment trust. All references to 2022 and 2021, refer to the periods ending September 30, 2022 and 2021, respectively and our fiscal year ended December 31, 2021.

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

The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of LXP Industrial Trust for the three and nine months ended September 30, 2022 and 2021, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 24, 2022, which we refer to as the Annual Report. Historical results may not be indicative of future performance.

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

Overview
As of September 30, 2022, we had equity ownership interests in approximately 118 consolidated real estate properties, located in 21 states and containing an aggregate of approximately 54.1 million square feet of space, approximately 99.1% of which was leased.
Since December 31, 2015 through September 30, 2022, we transitioned our portfolio from approximately 16% warehouse/distribution assets to approximately 99% warehouse/distribution assets. As of September 30, 2022, our portfolio consisted of 109 warehouse/distribution facilities and nine other properties.

On February 8, 2022, we announced that our Board of Trustees initiated a review of our strategic alternatives. On April 8, 2022, we announced that our Board of Trustees suspended the review of strategic alternatives.
Third Quarter 2022 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2022.
Leasing Activity:
During the third quarter of 2022, we entered into new leases and lease extensions encompassing 0.3 million square feet. The average fixed rent on these extended leases was $7.57 per square foot compared to the average fixed rent on these leases before extension of $5.38 per square foot. The weighted-average cost of tenant improvements and lease commissions was $0.95 per square foot for extended leases and $2.26 per square foot for new first generation leases.
Investments:
•Invested $70.6 million in six ongoing development projects, which amount excludes our joint venture partners' share.
Capital Recycling:
•Disposed of our interest in an industrial warehouse/distribution property and two office/other properties for an aggregate gross sales price of $92.0 million.
Debt:
•Amended our revolving credit facility and the 2025 term loan with a new revolving credit facility and the continuation of the 2025 term loan (the "2022 Credit Agreement"). The 2022 Credit Agreement, among other things: (i) extended the maturity date of the revolving portion from February 2023 to July 2026, with two six-month extension options, subject to certain conditions, (ii) reduced the applicable margin for the revolving portion of the credit facility by five basis points to a range from 0.725% to 1.40%, and allows for further reductions upon the achievement of to-be-determined sustainability metrics, (iii) amended the debt covenants by reducing the capitalization rate for determining asset value and (iv) transitioned the facility to SOFR. Simultaneously, we converted the interest rate swap agreements to Term SOFR, which resulted in a new fixed interest rate of 2.722% on the 2025 term loan.
•Borrowed $10.0 million, net, on our revolving credit facility.
Equity:
•Increased the availability under the repurchase program by 10.0 million shares.
•Repurchased and retired 5.6 million common shares for an average price of $10.16 per share.
Acquisition/Disposition Activity:

During the nine months ended September 30, 2022, we acquired the following warehouse/distribution assets:

Market	Square Feet	Initial Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (years)	% Leased at Acquisition
Cincinnati/Dayton, OH(1)	232,500	$23.4	February 2022	N/A	—%
Cincinnati/Dayton, OH	544,320	48.7	February 2022	10	100%
Phoenix, AZ	268,872	59.1	April 2022	15	100%
	1,045,692	$131.2
(1)    Subsequent to acquisition, property was fully leased for approximately nine years.

Our acquisition activity for 2022 compared to our acquisition activity for 2021 has been, and is expected to continue to be, modest primarily due to current market conditions. In addition, we have been prioritizing development over acquisitions due to the increased yield that development generally provides. We continue to monitor the acquisition market, but price discovery has been occurring in most markets.
During the nine months ended September 30, 2022, we disposed of six properties, inclusive of the dispositions referenced above, for an aggregate gross disposition price of $147.3 million.

Development Activity:
As of September 30, 2022, we had six consolidated development projects in process with an aggregate estimated total cost of $515.8 million. We anticipate our remaining funding obligation to substantially complete the construction and estimated tenant improvements and leasing costs of these six projects, exclusive of our joint venture partners' share, to be approximately $169.7 million. However, the risks associated with development, including supply chain issues, could adversely impact our estimates.
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
We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the nine months ended September 30, 2022, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.
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
Impairment of Real Estate. We record impairments of our real estate assets classified as held for use when triggering events dictate that an asset may be impaired. An impairment is recorded when the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows. The impairment recorded is the difference between estimated fair value of the asset and the carrying amount. We record impairments of our real estate assets classified as held for sale at the lower of the carrying amount or estimated fair value using the estimated or contracted sales price less costs to sell. Any real estate assets recorded at fair value on a non-recurring basis as a result of our impairment analysis are valued using unobservable local and national industry market data such as comparable sales, appraisals, brokers’ opinions of value and/or terms of definitive sales contracts. Additionally, the analysis includes considerable judgment in our estimates of hold periods, projected cash flows and discount and capitalization rates. Significant increases or decreases in any of these inputs, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed.

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
At September 30, 2022, our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. In addition, certain of our subsidiaries are obligated to fund the construction of our development projects and we sometimes guaranty these obligations. We believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($29.4 million at September 30, 2022), property sale proceeds, borrowing capacity under our unsecured revolving credit facility ($470.0 million at September 30, 2022, subject to covenant compliance), unsettled forward common share sale contracts, and future cash flows from operations.
Cash flows from operations were $154.1 million for the nine months ended September 30, 2022 as compared to $167.4 million for the nine months ended September 30, 2021. The decrease was primarily related to property sales and a decrease in termination fee income, partially offset by the impact of cash flow generated from acquiring properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $208.2 million and $344.1 million during the nine months ended September 30, 2022 and 2021, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash provided by investing activities primarily related to net proceeds received from the disposition of real estate and distributions from non-consolidated entities.
Net cash (used in) provided by financing activities totaled $(107.5) million and $147.7 million during the nine months ended September 30, 2022 and 2021, respectively. Cash used in financing activities in 2022 was primarily related to the repurchase of common shares, the purchase of a noncontrolling interest and dividend and debt service payments, offset by credit facility borrowings. Cash provided by financing activities in 2021 was primarily related to the issuance of the 2031 Senior Notes, revolving credit facility borrowings, mortgage proceeds, issuances of common shares and cash contributions from noncontrolling interests, offset by the redemption of the 2023 Senior Notes, dividend and debt service payments.
Common Share Issuances:
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.

During the nine months ended September 30, 2021, we sold 1.1 million shares under the ATM Program for net proceeds of $13.6 million. We did not sell shares under the ATM program during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we settled 3.6 million common shares previously sold in 2021 on a forward basis on the maturity date of the contracts and received $38.5 million of net proceeds. During the nine months ended September 30, 2021, we settled 3.9 million common shares previously sold on a forward basis on the maturity date of the contract and received $41.9 million of net proceeds. All forward sales contracts under our ATM program have been settled as of September 30, 2022.

In February 2021, we amended the terms of our ATM offering program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of September 30, 2022, common shares with an aggregate value of $295.0 million remain available for issuance under the ATM program.

Underwritten Equity Offerings. In May 2021, we entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. The forward sales contracts mature in December 2022, subject to our right to elect cash or net share settlement. As of September 30, 2022, the forward sales contracts had an aggregate settlement price of $182.1 million, which is subject to adjustment in accordance with the forward sales contracts.

The volatility in the capital markets primarily resulting from the effects of the current economic conditions may negatively affect our ability to access the capital markets through our ATM program and other offerings.
Share Repurchase Program. During 2022, our Board of Trustees authorized the repurchase of an additional 10.0 million common shares under the Company's share repurchase program with no expiration date. During the nine months ended September 30, 2022, we repurchased and retired approximately 11.7 million common shares at an average price of $10.84 per share. We did not repurchase any common shares during the nine months ended September 30, 2021. Approximately 7.3 million common shares remained available for repurchase under the current authorization as of September 30, 2022. We have continued to, and in the future may, repurchase our common shares in the context of our overall capital plan and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.

Dividends. Dividends paid to our common and preferred shareholders were $107.9 million and $95.9 million in the nine months ended September 30, 2022 and 2021, respectively.
We declared a quarterly dividend of $0.12 per common share during the three months ended September 30, 2022, which is an increase from the $0.1075 per common share quarterly dividend declared during the three months ended September 30, 2021.
UPREIT Structure. As of September 30, 2022, 0.7 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $7.7 million based on our closing price of $9.16 per common share as of September 30, 2022 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of September 30, 2022:

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

A summary of the maturity dates and interest rates of our unsecured credit agreement, as of September 30, 2022, are as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300.0 Million Term Loan(2)	January 2025	Term SOFR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to July 2027 at our option. The interest rate ranges from SOFR plus 0.725% to 1.40%. At September 30, 2022, we had $130.0 million borrowings outstanding and availability of $470.0 million, subject to covenant compliance.
(2)    The Term SOFR portion of the interest rate was swapped to obtain a current fixed rate of 2.722%.

As of September 30, 2022, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Contractual Obligations

As of September 30, 2022, we had six ongoing consolidated development projects and expect to incur approximately $56.4 million and $113.3 million of costs in the remainder of 2022 and 2023, respectively, excluding noncontrolling interests' share, to substantially complete the construction of such projects and estimated tenant improvement and leasing costs. As of September 30, 2022, we had interests in various land parcels held for development. We are unable to estimate the timing of any required funding for potential development projects on these parcels.

Results of Operations
Three months ended September 30, 2022 compared with three months ended September 30, 2021. The increase in net income attributable to common shareholders of $16.7 million was primarily due to the items discussed below.
The decrease in total gross revenues of $3.3 million was primarily due to property sales, including the recapitalization of our special purpose industrial portfolio now owned by MFG Cold JV, which was partially offset by revenue from recently acquired properties and an increase in advisory fees during the three months ended September 30, 2022.
The increase in property operating expense of $2.6 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in general and administrative expenses of $0.7 million was primarily due to an increase in costs related to shareholder activism and trustee fees.
The decrease in interest and amortization expense of $1.0 million related primarily to a $1.4 million increase in capitalized interest related to increased development. The decrease was partially offset by increased interest rates on our variable-rate unsecured debt during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
The decrease in debt satisfaction losses, net of $13.1 million was primarily related to the redemption of the 2023 Senior Notes in the third quarter of 2021.
The decrease in impairment charges of $1.4 million was related to the timing of impairment charges recognized on certain properties. The impairments in each period were primarily due to a potential sale, vacancy and lack of leasing prospects.
The increase in gains on sales of properties of $8.7 million was related to the timing of property dispositions.
The decrease in equity in earnings (losses) of non-consolidated entities of $1.3 million was primarily due to property sales and recognizing our share of impairment charges related to NNN JV in 2022 that resulted in a decrease in equity in earnings of $0.7 million. Additionally, we incurred $0.6 million of net losses from MFG Cold JV, which was formed subsequent to September 30, 2021.
Nine months ended September 30, 2022 compared with nine months ended September 30, 2021. The decrease in net income attributable to common shareholders of $45.0 million was primarily due to the items discussed below.
The decrease in total gross revenues of $17.4 million was primarily due to a decrease in termination income of $13.9 million recognized during the nine months ended September 30, 2021. In addition, property sales, including the recapitalization of our special purpose industrial portfolio now owned by MFG Cold JV, contributed to the decrease, which was partially offset by revenue from recently acquired properties and an increase in advisory fees.
The increase in depreciation and amortization expense of $4.1 million was primarily due to acquisition activity.
The increase in property operating expense of $8.3 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in general and administrative expenses of $4.4 million was primarily due to an increase of $2.6 million in costs incurred related to the Board of Trustees' strategic alternatives review and costs related to shareholder activism. The remaining $1.8 million increase is primarily due to an increase in payroll expense, trustee fees, legal and other consulting costs.
The decrease in non-operating income of $0.6 million was primarily due to funds received for land easements at two of our properties in 2021 with no comparable income in 2022.
The decrease in interest and amortization expense of $2.4 million related primarily to the satisfaction of secured debt in 2021 and a $2.8 million increase in capitalized interest mostly related to increased development. The decrease was partially offset by an increase in interest expense related to increased unsecured debt outstanding and increased interest rates on our variable-rate unsecured debt during the nine months ended September 30, 2022 compared to the September 30, 2021.
The decrease in debt satisfaction losses, net of $13.1 million was primarily related to the redemption of the 2023 Senior Notes during the nine months ended September 30, 2021.
The decrease in gains on sales of properties of $51.8 million was related to the timing of property dispositions.

The increase in selling profit from sales-type lease of $9.3 million is due to a tenant exercising its purchase option resulting in a change in lease classification from an operating lease to a sales-type lease in 2022 with no comparable transaction in 2021.
The increase in equity in earnings (losses) of non-consolidated entities of $15.8 million was primarily due to recognizing our share of gains on sale of three properties from NNN JV in 2022 in the amount of $22.9 million with no property sales at our non-consolidated entities in 2021. The increase was primarily offset by recognizing our share of impairment charges and losses on debt satisfaction related to NNN JV in 2022 in the amount of $4.8 million and $1.5 million, respectively.
The decrease in net income attributable to noncontrolling interests of $1.2 million was primarily attributable to a decrease in third-party OP unitholders and the timing of gains recognized on sales of properties by LCIF.
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
The following presents our consolidated same-store NOI, for the three and nine months ended September 30, 2022 and 2021 ($000's):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total cash base rent	$55,508	$52,858	$158,298	$152,005
Tenant reimbursements	10,063	8,283	27,291	24,736
Property operating expenses	(11,646)	(9,317)	(32,135)	(28,060)
Same-store NOI	$53,925	$51,824	$153,454	$148,681

Our reported same-store NOI increased for the three and nine months of 2021 compared to the three and nine months of 2022 by 4.1% and 3.2%, respectively, primarily due to an increase in cash base rents. As of September 30, 2022 and 2021, our historical same-store square footage leased was 99.5% and 99.9%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$23,591	$7,058	$76,037	$122,320

Interest and amortization expense	11,255	12,210	32,758	35,170
Provision for income taxes	271	270	951	986
Depreciation and amortization	44,946	45,359	134,645	130,579
General and administrative	9,060	8,363	29,093	24,695
Transaction costs	1	64	56	205
Non-operating/advisory fee income	(1,630)	(1,265)	(4,616)	(3,239)
Gains on sales of properties	(24,841)	(16,122)	(52,951)	(104,767)
Impairment charges	628	2,048	2,457	2,048
Debt satisfaction (gains) losses, net	119	13,222	119	13,222
Selling profit from sales-type lease	—	—	(9,314)	—
Equity in (earnings) losses of non-consolidated entities	1,340	75	(15,580)	249
Lease termination income, net	(238)	(1,960)	(238)	(13,787)
Straight-line adjustments	(2,078)	(3,196)	(8,893)	(8,146)
Lease incentives	128	192	391	605
Amortization of above/below market leases	(455)	(314)	(1,416)	(1,211)
Sales-type lease interest income	13	—	—	—
NOI	62,110	66,004	183,499	198,929

Less NOI:
Acquisitions, development and dispositions	(8,185)	(14,180)	(30,045)	(50,248)
Same-Store NOI	$53,925	$51,824	$153,454	$148,681

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and nine months ended September 30, 2022 and 2021 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$21,776	$5,028	$70,441	$115,470
Adjustments:
Depreciation and amortization	44,227	44,652	132,600	128,442
Impairment charges - real estate, including our share of non-consolidated entities	1,256	2,048	7,299	2,048
Noncontrolling interests - OP units	11	240	147	1,391
Amortization of leasing commissions	719	707	2,045	2,137
Joint venture and noncontrolling interest adjustment	2,612	2,115	8,585	6,344
Gains on sales of properties, including our share of non-consolidated entities, net of tax	(24,842)	(16,122)	(75,803)	(104,767)
FFO available to common shareholders and unitholders - basic	45,759	38,668	145,314	151,065
Preferred dividends	1,573	1,573	4,718	4,718
Amount allocated to participating securities	41	37	151	170
FFO available to all equityholders and unitholders - diluted	47,373	40,278	150,183	155,953
Selling profit from sales-type lease(1)	—	—	(9,314)	—
Non-recurring costs(2)	640	64	2,629	205
Debt satisfaction losses, net, including our share of non-consolidated entities	119	13,222	1,614	13,222
Adjusted Company FFO available to all equityholders and unitholders - diluted	$48,132	$53,564	$145,112	$169,380

Per Common Share and Unit Amounts
Basic:
FFO	$0.16	$0.14	$0.51	$0.54

Diluted:
FFO	$0.17	$0.14	$0.52	$0.55
Adjusted Company FFO	$0.17	$0.19	$0.50	$0.59

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	277,535,717	278,124,204	281,559,058	276,379,718
Operating partnership units(3)	846,858	1,161,757	859,226	2,263,105
Weighted-average common shares outstanding - basic FFO	278,382,575	279,285,961	282,418,284	278,642,823

Diluted:
Weighted-average common shares outstanding - diluted EPS	278,521,946	282,048,458	284,609,950	278,581,849
Operating partnership units(3)	—	1,161,757	—	2,263,105
Unvested share-based payment awards	—	53,320	23,175	35,645
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	283,232,516	287,974,105	289,343,695	285,591,169
(1)    Gain recognized upon exercise of the tenant's purchase option in the lease.
(2)    Includes transaction, strategic alternatives and costs related to shareholder activism.
(3)    Includes all OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of September 30, 2022, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $608.7 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $259.1 million and $129.1 million at each of September 30, 2022 and 2021, which represented 15.9% and 8.4%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended September 30, 2022 and 2021, our variable-rate indebtedness had a weighted-average interest rate of 3.5% and 1.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2022 and 2021 would have increased by $0.6 million in each period. During the nine months ended September 30, 2022 and 2021, our weighted-average variable-rate interest rate was 2.7% and 1.7%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2022 and 2021 would have increased by $1.5 million and $1.3 million, respectively. At each of September 30, 2022 and 2021, our aggregate principal consolidated fixed-rate debt was $1.4 billion, which represented 84.1% and 91.6%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of September 30, 2022. We believe the fair value is indicative of the interest rate environment as of September 30, 2022, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.2 billion as of September 30, 2022.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2022, we had four interest rate swap agreements (see note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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

ITEM 1A.Risk Factors.
There have been no material changes in our risk factors from those disclosed in the Annual Report other than the following:

Recent inflationary pressures could result in higher interest rates, which would have a negative impact on our business.

Rising inflation and elevated U.S. budget deficits and overall debt levels, including as a result of federal pandemic relief and stimulus legislation and/or economic or market and supply chain conditions, can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates in the future. Higher interest rates could adversely affect our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets and adversely affecting our ability to obtain financing on favorable terms or at all, and negatively impacting the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell. This may affect our earnings results, reduce our ability to sell our assets, or reduce our liquidity. Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the value of our real estate investments.

Disruptions in the financial markets could adversely affect the value of our real estate investments. Concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions, export controls and other against Russia and Russian interests, and have threatened additional sanctions and controls. The full impact of these measures, as well as potential responses to them by Russia, is unknown. Such conditions could impact real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the real estate collateral securing any indebtedness. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of real estate collateral securing any indebtedness could decrease below the outstanding principal amounts of such indebtedness, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. This could significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our shareholders.

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

The transition from LIBOR to an alternative reference rate could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance. Further, the impact or potential impact of LIBOR transition could incentivize us to prepay debt and/or unwind hedge positions earlier than we anticipated when closing the debt facility and/or entering into the hedge position. If we prepay debt, we may owe prepayment penalties or other breakage costs. If we unwind hedge positions, we could owe unwind payments to our counterparties, which could be significant.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended September 30, 2022 pursuant to publicly announced repurchase plans (1):

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid for Share/Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2022	1,800,000	$10.65	1,800,000	1,078,289
August 1 - 31, 2022	615,641	$10.59	615,641	10,462,648
September 1 - 30, 2022(2)	3,188,407	$9.80	3,188,407	7,274,241
Third quarter 2022	5,604,048	$10.16	5,604,048	7,274,241

(1)    Share repurchase authorization of an additional 10.0 million common shares announced on August 4, 2022, which has no expiration date.
(2)    Excludes 400,000 common shares that were purchased in September 2022 that were settled in October 2022.
ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information.
Effective November 2, 2022, our Board of Trustees adopted the Second Amended and Restated By-laws of LXP Industrial Trust, which amended and restated our Amended and Restated By-laws. Among other things, the Second and Amended Restated By-laws:

•Enhance the procedural mechanics and disclosure requirements in connection with shareholder nominations of trustees and submissions of proposals regarding other business at shareholder meetings (other than nominations pursuant to the existing proxy access provision in Section 1.13 of the Second Amended and Restated By-laws and proposals to be included in the our proxy materials pursuant to Rule 14a-8 under the Exchange Act) or by means of written or electronic consent, including by requiring:
–additional background information and disclosures regarding proposing shareholders, the proposed nominees and business, and certain related parties pertaining to a shareholder’s solicitation of proxies, including additional disclosures with respect to the nature of the interests held by such persons in us and other potentially interested parties, and the existence of agreements, arrangements or understandings with third parties that may be material to the shareholder’s solicitation of proxies;
–any shareholder submitting a nomination notice make an undertaking to solicit proxies from holders of at least 67% of the voting power of all of our shares of beneficial interest entitled to vote generally in the election of trustees;
–compliance with the requirements of Regulation 14A under the Exchange Act (including the newly effective “universal proxy rules”) in order for shareholder nominations and proposals for other business to be deemed properly given under the Second Amended and Restated By-laws; and
–any nominee proposed by a shareholder deliver a written questionnaire with respect to the nominee’s background and qualification and a written certification representing that the nominee is not and will not become party to any commitment with any third party with respect to the nominee’s actions as a trustee, or which could limit or interfere with the nominee’s ability to comply with their fiduciary duties.
•Provide that any shareholder soliciting proxies from other shareholder must use a proxy card color other than white;
•Remove the requirement to provide a list of all shareholders entitled to vote at meetings of shareholders; and
•Make various other updates, including ministerial, clarifying and conforming changes and changes in furtherance of gender neutrality.
This description of the Second Amended and Restated By-laws is qualified in its entirety by reference to the complete text of the Second Amended and Restated By-laws, a copy of which is filed herewith as Exhibit 3.6 and incorporated herein by reference.

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

3.3	—	Articles of Amendment to the Amended and Restated Declaration of Trust, dated as of December 14, 2021 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2021)(1)
3.4	—	Articles of Amendment to the Amended and Restated Declaration of Trust, dated as of May 26, 2022 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 27, 2022)(1)
3.5	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.6	—	Second Amended and Restated By-laws of the Company (2)
3.7	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K filed February 26, 2014)(1)
3.8	—
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
Second Amended and Restated Credit Agreement, dated as of July 5, 2022, among the Company, as borrower, each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5 therein, and KeyBank National Association, as agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 11, 2022)(1)

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2022 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	November 3, 2022	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	November 3, 2022	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)