Form 10-K
period 2022-12-31
LXP Industrial Trust
filed 2023-02-16
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of LXP Industrial Trust held by non-affiliates as of June 30, 2022, which was the last business day of the registrant's most recently completed second fiscal quarter, was $2,963,617,542 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $10.74 per share.
Number of common shares outstanding as of February 14, 2023 was 292,554,149.
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

Introduction
Unless stated otherwise or the context otherwise requires, the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us” refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.
When we use the term “REIT,” we mean real estate investment trust. All references to 2022, 2021 and 2020 refer to our fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
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
When we use the term “Annualized Cash Base Rent,” (“ABR”) we mean the period end cash base rent multiplied by 12. For leases with free rent periods or that were signed prior to the end of the quarter but have not commenced, the first cash base rent payment is multiplied by 12.
When we use “Stabilized Portfolio,” we mean all real estate properties other than acquired or developed properties that have not achieved 90% occupancy within one-year of acquisition or substantial completion. Non-stabilized, substantially completed development projects are classified within investments in real estate under construction.
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
As of December 31, 2022, we had equity ownership interests in approximately 116 consolidated real estate properties, located in 21 states and containing an aggregate of approximately 54.0 million square feet of space, approximately 99.5% of which was leased.
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
Historically, LCIF enabled us to acquire properties by issuing limited partner interests in LCIF, which we refer to as OP units, to sellers of property, as a form of consideration in exchange for the property. The outstanding OP units not held by LXP are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. As of December 31, 2022, there were approximately 0.7 million OP units outstanding, other than OP units held by LXP, which were convertible into approximately 0.8 million common shares, assuming redemptions are satisfied entirely with common shares.
Since December 31, 2015 through December 31, 2022, we transitioned our portfolio from approximately 16% warehouse/distribution assets to approximately 98% warehouse/distribution assets. As of December 31, 2022, our portfolio consisted of 109 warehouse/distribution facilities and seven other properties.

Strategy
General. Our business strategy is focused on growing our portfolio with attractive warehouse/distribution properties in target markets while maintaining a strong, flexible balance sheet to allow us to act on opportunities as they arise. We acquire and develop warehouse/distribution properties in markets with strong income and growth characteristics that we believe provide an optimal balance of income and capital appreciation.
We provide capital to merchant builders by providing construction financing and/or a takeout for build-to-suit projects and speculative development properties. We believe our development strategy has the potential to provide us with higher returns than we could obtain by acquiring fully-leased buildings. We also believe our strategy mitigates against certain development risks and overhead costs because we partner with merchant builders, who are generally responsible for typical cost overruns. However, we are constantly exploring ways to be more efficient and earn higher returns.
We believe our current strategy mitigates against unexpected costs and the cyclicality of many asset classes and investment strategies and provides shareholders with a secure dividend. We believe our strategy is more conservative than most industrial REITs. We believe our strategy provides defensive attributes for investors in the industrial sector and better growth potential for investors compared to the net lease sector.
Target Markets. We focus our investment strategy on growing markets where we believe there are advantages to building a geographic concentration.
Our target markets are where we believe there are strong growth prospects for us to build a concentration of assets. Strong growth prospects are generally determined by:
•Expanding transportation and logistics networks;
•Distances to major population centers;
•Population growth;
•Physical and regulatory constraints;
•Labor cost and availability;
•Utility costs;
•Land cost and availability; and
•Re-tenanting opportunities and costs.

We focus our investments in the Sunbelt and Midwest. Our current target markets consist of the following:

LXP Industrial Trust Target Markets

Chicago
Columbus
Indianapolis
Cincinnati/Dayton
Memphis
Nashville
Greenville-Spartanburg
Phoenix
Atlanta
Dallas/Ft. Worth
Savannah
Houston
San Antonio
Central Florida
Lower Midwest
Sunbelt

We expect to grow in these markets by executing on our development pipeline and opportunistically acquiring facilities in these markets.

The following markets are where we are currently invested, but we own no more than two assets, the markets do not meet enough of our investment criteria, and we do not expect to build our concentration:

•Detroit, MI;
•Kansas City, MO;
•St. Louis, MO;
•Cleveland, OH;
•Champaign-Urbana, IL;
•Erwin, NY;
•New York/New Jersey; and
•Philadelphia, PA.

We expect to opportunistically exit these markets.

Building Type. We target general purpose warehouse/distribution facilities that are versatile, easily leased to alternative users and have other attractive features, including some or all of the following features:
•Clear heights generally ranging from 28 feet for smaller buildings to 40 feet for larger buildings;
•Wide column spacing and speed bays;
•Efficient loading dock ratios;
•Deep truck courts;
•Cross docking for larger facilities; and
•Ample trailer and employee parking.

The average age of our warehouse/distribution properties as of December 31, 2022, was approximately 8.8 years.

Tenants. We believe we have a diversified tenant base and are not dependent upon any one tenant. While we invest primarily in single-tenant facilities, we believe our tenant credit strength mitigates somewhat against binary risk in occupancy. As of December 31, 2022, our largest tenant represented 6.8% of our ABR and 54.2% of our ABR were from tenants with investment grade credit ratings (either tenant, guarantor or parent/ultimate parent). See “Item 2—Properties—Tenant Diversification.”

Institutional Fund Management. We also provide advisory services and co-invest with high-quality institutional investors in non-consolidated entities. Two of these institutional joint ventures, for which there are no future commitments, are invested in non-industrial assets.

The third institutional joint venture, NNN MFG Cold JV L.P. (“MFG Cold JV”), owns a portfolio of 22 special purpose industrial assets comprised of manufacturing and cold storage facilities in which we held a 20% interest as of December 31, 2022. MFG Cold JV has additional equity commitments of $250 million, of which our proportionate share is $50 million, for the acquisition of special purpose industrial properties outside of our core warehouse/distribution focus. We believe investing in special purpose industrial properties in a joint venture structure allows us to mitigate the risk of investing in these types of industrial assets while earning certain fees related to the operation and growth of the joint venture. MFG Cold JV did not make any acquisitions in 2022.

Our institutional joint ventures use non-recourse mortgage loans to finance their investments.

Insurance
We maintain comprehensive property, liability and pollution insurance policies with limits and deductibles that we believe are appropriate for our portfolio. Our property insurance policy includes business interruption and windstorm coverage. The premiums for our property, liability and pollution insurance are generally reimbursed by our tenants. We also maintain Directors and Officers, Crime, Fiduciary Liability, Employment Practices Liability, Cyber and Miscellaneous Professional Liability insurance.

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
Operating Segments
We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and accordingly, have only one reporting and operating segment. While we have target markets, we do not allocate capital by market or operate properties in specific markets independent of our overall portfolio.

Human Capital
While our investment focus is on physical assets, human capital is critical to our success. We believe investing in our team will result in value creation for our shareholders. We maintain a supportive work atmosphere that values community and promotes professional and personal growth, work autonomy and health and wellness. We rely on our employees and the employees of our contractors and vendors to operate our business and implement our strategy.
Employees. As of December 31, 2022, we had 66 full-time employees and one part-time employee. None of our employees are covered by a collective bargaining agreement. Each of our employees work in one or more of the following departments: Investments, Asset Management, Accounting, Tax, Corporate, Legal and Information Technology.
Other than certain members of our executive officers, we do not believe that any one employee is material to our operations, but we believe that all of our employees are important for our operations.
On at least an annual basis, our Chief Executive Officer submits a management succession plan that provides for the ordinary course and emergency succession for our Chief Executive Officer and other key members of management, which is reviewed by the Nominating and ESG Committee of our Board of Trustees and, ultimately, our Board of Trustees.
Most of our employees continue to work remotely or on a hybrid basis. We hold in person employee events, but also regularly engage with our employees through company-wide video-conference meetings and social events.
Attraction & Retention of Talent. We attract talent by maintaining a positive and good culture and providing competitive compensation and benefits. Some of our benefit highlights are:
•The compensation for employees with the title Assistant Vice President and above generally includes long-term equity awards, giving them ownership in us in an effort to retain their services.
•Medical insurance with a portion of the premiums paid by us. The minimum employee portion of premium to participate in one of the medical insurance plans for a single employee making less than $100,000 in base salary per year is $1 per month.
•Dental and vision benefits at no cost to all of our employees.
•A minimum of 14 paid time off, or PTO, days for first year employees, which increases to 19 PTO days in the third and fourth year of employment and 24 PTO days in the fifth year of employment.
•A 401(k) plan where all employees can defer a portion of their compensation and receive matching and profit sharing contributions from the Company.
•Flexible working arrangements where employees are able to work from home on specified days per workweek.
•Professional development policy providing full reimbursement for career-relevant trainings and classes and professional organizations and other resources.
•Employee stock purchase plan where all employees can defer a portion of their salary to purchase Company stock at a discount.
•Semi-annual performance reviews and an online platform to provide real-time feedback.
Due to the small size of our employee base, our turnover is generally low. In 2022, six employees voluntarily or involuntarily separated service from us and we hired 10 employees for a net change of four employees.

Demographics. We believe there are many benefits to diversity in our employee base. Of our 66 full-time employees at December 31, 2022, 59.1% were female and 45.5% were non-white. Of our 11 executive employees at December 31, 2022, 18.2% were female and 9.1% were non-white.
In 2020, our employees formed a Diversity, Equity and Inclusion Committee, or the DEIC. The mission of the DEIC is to actively promote diversity, equity and inclusion Company-wide as well as for and among our current and future stakeholders. To that end, the DEIC maintains programs and initiatives to motivate and empower LXP to make a positive difference, including programs focused on recruiting. Furthermore, we maintain a diversity, equity and inclusion policy.

Training and Development. In addition to our professional development policy, we maintain a variety of training programs for our employees, including annual trainings for sustainability, accounting, cybersecurity, human rights, harassment (for managers and non-managers) and anti-corruption/bribery. During 2022, none of our employees violated our anti-corruption/bribery policies and we did not pay any fines for violating anti-corruption/bribery laws or regulations.
Employee Engagement. We regularly engage our employees through the following methods:
•During 2022, we conducted a mid-year performance review for our non-executive employees and a year-end performance review for all of our employees. The year-end performance review consisted of a 180-degree review where non-executive employees reviewed their immediate supervisor. We believe this 180-degree review provides an objective measurement of our employees' performance. Our executive employees are reviewed by the Compensation Committee of our Board of Trustees.
•During 2022, we engaged our employees with several surveys, including an employee satisfaction survey. The participation rate for the employee satisfaction survey was 60% and we achieved an 84% overall satisfaction rate.
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
•ESG. We use RE Tech Advisors (formerly Lord Green Real Estate Strategies, Inc.) to assist us with our environmental, social and governance, or ESG, initiatives.
We maintain a supplier code of conduct for our vendors and contractors.

Summary of 2022 Transactions
The following summarizes certain of our transactions during 2022, including transactions disclosed elsewhere and in our other periodic reports.
Leasing Activity.
•During 2022, we entered into new leases and lease extensions encompassing 4.1 million square feet. The average fixed rent on these extended leases was $5.36 per square foot compared to the average fixed rent on these leases before extension of $4.26 per square foot. The weighted-average cost of tenant improvements and lease commissions was $7.82 per square foot for new leases and $0.91 per square foot for extended leases.
•Leased approximately 100 acres of industrial development land in the Phoenix, Arizona market for 20 years.
Investments.
•Acquired three warehouse/distribution facilities for an aggregate cost of $131.2 million.
•Completed and placed into service a 0.8 million square foot warehouse/distribution facility in the Greenville/Spartanburg, South Carolina market.
•Commenced development of two warehouse/distribution facilities in the Central Florida market.
•Invested an aggregate of $298.2 million in development activities, including $204.4 million in six ongoing development projects and 60 acres of developable land.

Capital Recycling.
•Disposed of our interests in 10 properties and one land parcel for an aggregate gross disposition price of $197.0 million.
•NNN Office JV L.P. disposed of six properties for an aggregate disposition price of $354.9 million and satisfied an aggregate of $229.5 million of non-recourse variable rate debt. We own 20% of the joint venture and we received aggregate proceeds of $28.1 million.
Debt.
•Amended our revolving credit facility and the 2025 term loan to provide for a new revolving credit facility and the continuation of the 2025 term loan (the “2022 Credit Agreement”). The 2022 Credit Agreement, among other things: (i) extended the maturity date of the revolving portion from February 2023 to July 2026, with two six-month extension options, subject to certain conditions, (ii) reduced the applicable margin for the revolving portion of the credit facility by five basis points to a range from 0.725% to 1.40%, and allows for further reductions upon the achievement of to-be-determined sustainability metrics, (iii) amended the debt covenants by reducing the capitalization rate for determining asset value and (iv) transitioned the facility to SOFR. Simultaneously, we converted the interest rate swap agreements to Term SOFR, which resulted in a new fixed interest rate of 2.722% on the 2025 term loan.
Equity.
•Increased the availability under the share repurchase program by 10.0 million shares.
•Repurchased and retired 12.1 million common shares for an average price of $10.78 per common share.
•Settled 16.0 million common shares previously sold on a forward basis as part of an underwritten equity offering for an aggregate settlement price of $183.4 million.
•Settled 3.6 million common shares previously sold on a forward basis for net proceeds of $38.5 million.

Corporate Responsibility
We understand the importance of aligning with our stakeholders on environmental, social, governance, and resilience, or ESG+R, matters. Our goal is to continue building a sustainable ESG+R platform that enhances both our company and shareholder value. We are committed to implementing sustainability measures across our organization, from the way in which we assess investment decisions to the business practices we promote at both the corporate and property levels. We believe our publicly disclosed ESG+R objectives will contribute to our ongoing long-term success on behalf of our stakeholders, including our shareholders, employees, tenants, suppliers, creditors, and local communities.

We find that communicating and engaging with our stakeholders to learn their needs enhances our knowledge and enables us to take actions that we believe may increase the value of our assets. We understand that each stakeholder has a specific point-of-view and unique needs. We seek to continuously identify avenues to engage with our stakeholders to better understand those needs, and we maintain a stakeholder engagement policy. During 2022, we held various meetings with our shareholders and tenants. We held townhall meetings with our employees, we completed questionnaires from shareholders and industry groups, and we engaged our tenants and employees with satisfaction surveys.
Due to the properties in our portfolio primarily being subject to net leases where tenants are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices, our ability to implement ESG+R initiatives throughout our portfolio may be limited.
The Nominating and ESG Committee of our Board of Trustees oversees our ESG+R strategy and initiatives.
Environmental, Sustainability and Climate Change
Developing strategies that reduce our environmental impact and operational costs is a critical component of our ESG+R program. When feasible, we will implement base building upgrades and provide tenants with improvement allowance funds to complete sustainability efforts.

Actions:
•Track and monitor all landlord-paid utilities, and track tenant utility data wherever possible.
•Strategically implement green building certifications to highlight sustainability initiatives and pursue ENERGY STAR certification for eligible properties annually.
•Annually review and evaluate opportunities to improve efficiency, reduce operating costs, and reduce our properties' environmental footprint.
• Evaluate the opportunity to increase renewable energy across the portfolio.
Performance:
•Benchmarked landlord paid energy, water, waste, and recycling across the portfolio and working to expand tenant-paid utility data coverage.
•Obtained green building certifications for six properties and ENERGY STAR certification for five properties in our portfolio during 2022.
•Circulated and maintained sustainability-focused resources for tenants and property managers, including a Tenant Fit-Out Guide and an Industrial Tenant Sustainability Guide.
•Evaluated sustainability and efficiency initiatives across the portfolio in an effort to reduce energy consumption and drive down greenhouse gas emissions.
•Included ESG+R into metrics for executive cash incentive awards.
Social
We believe that actively engaging with stakeholders is critical to our business and ESG+R efforts, providing valuable insight to inform strategy, attract and retain top talent, and strengthen tenant relationships.
Actions:
•Routinely engage with our tenants to understand leasing and operational needs at our assets and provide tools and resources to promote sustainable tenant operations.
•Collaborate with tenants and property managers on health and well-being focused initiatives.
•Assess our tenant and employee satisfaction and feedback through annual surveys.
•Circulate ESG+R focused newsletter to tenants and maintain a tenant portal with ESG+R resources.
•Provide our employees with periodic trainings, industry updates and access to tools and resources related to ESG+R.
•Provide our employees with health and well-being resources focused on physical, emotional and financial health.
•Track and highlight the diversity and inclusion metrics of our employees, board and executive management team.
•Support and engage with local communities through philanthropic and volunteer events, focusing on food insecurity and diversity, equity and inclusion initiatives.
•Incorporate sustainability clauses into tenant leases, allowing collaboration on our ESG+R initiatives.
Performance:
•Conducted a tenant feedback survey through Kingsley Associates and achieved a satisfaction score in excess of the Kingsley Associates average.
•Engaged with our employees through regular surveys, including an employee satisfaction survey.
•Organized employee volunteer opportunities at non-profit organizations on Company time and held clothing and food drives.
•Maintained a paid-time-off policy for employees to volunteer in their local communities.
•Organized step and other health-related challenges for our employees.
•Invited our employees to donate to non-profit organizations within the local communities of our office locations.

•Provided an employee assistance program with 24/7 unlimited access to referrals and resources for all work-life needs, including access to face-to-face and telephonic counseling sessions, legal and financial referrals and consultations.
•Awarded as a 2022 Best Company to Work for in New York.
•Formed a women's mentorship program, where female employees are paired with female mentors for career related advice and support.
Governance
Transparency to our stakeholders is essential. We pride ourselves on providing our stakeholders with regular reports and detailed disclosures on our operational and financial health and ESG+R efforts.
Actions:
•Strive to implement best governance practices, mindful of the concerns of our shareholders.
•Increase our ESG+R transparency and disclosure by providing regular ESG updates to shareholders and other stakeholders and aligning with appropriate reporting frameworks and industry groups, including GRESB, SASB, GRI and TCFD.
•Monitor compliance with applicable benchmarking and disclosure legislation, including utility data reporting, audit and retro-commissioning requirements, and greenhouse gas emission laws.
•Ensure employees operate in accordance with the highest ethical standards and maintain the policies outlined in our Code of Business Conduct and Ethics.
Performance:
•Updated and disclosed our Code of Business Conduct and Ethics, which includes a whistleblower policy, and provided annual training.
•Performed enterprise risk assessments and management succession planning.
•Participated in the GRESB Real Estate Assessment:
◦Placed 3rd in the U.S. Industrial Distribution/Warehouse listed peer group;
◦Achieved an overall score of 69, an increase compared to 2021; and,
◦Received Public Disclosure Score of A, above the global average, and placed first in the U.S. Industrial Peer Group.
•Published our 2021 Corporate Responsibility Report, aligned with GRI, SASB and TCFD.
•Maintained a Stakeholder Engagement Policy to disclose our process when working with our key stakeholders, including investors, property management teams, and tenants.
•Continued to support the UN Women's Empowerment Principles and the CEO Action for Diversity & Inclusion.
•Conducted annual ESG+R training for asset managers, lease administrators and property managers.
Resilience
We believe that our resilience to climate change-related physical and transition risks is critical to our long-term success.

Actions:

•Align our resilience program with the TCFD framework.
•Evaluate physical and transition climate-related risks as part of our acquisition due diligence process.
•Utilize climate analytics metrics to (1) identify physical risk exposure across the portfolio, (2) identify high risk assets and (3) implement mitigation measures and emergency preparedness plans.
•Assess transition risks and opportunities arising from the shift to a low-carbon economy, including market, reputation, policy, legal, and technology.

Performance:

•Engaged a third-party consultant to conduct ESG+R assessments on all new acquisitions.
•Continued to be a supporter of the TCFD reporting framework.
•Engaged a climate analytics firm to evaluate physical risk due to climate change across our portfolio.
Information Technology/Cybersecurity
We believe we maintain an information technology and cybersecurity program appropriate for a company our size taking into account our operations. We outsource our IT managed services to Tetherview LLC, which provides customized private cloud solutions featuring virtual desktops and servers in the Digital BunkerTM. The Digital BunkerTM is a zero-trust environment with 24/7 monitoring and is built to the NISI/ISO framework and is SOC 2 Type 2 Compliant.

We engage BDO USA, LLC to provide virtual Chief Technology Officer services, which includes cybersecurity advisory. We also maintain cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.

The Audit and Cyber Risk Committee of our Board of Trustees oversees our information technology and cybersecurity strategy and initiatives. One of the members of the Audit and Cyber Risk Committee of our Board of Trustees is an information technology/cybersecurity expert. Our management and BDO USA, LLC report to the Audit and Cyber Risk Committee on at least a quarterly basis.
Corporate Information
Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the Investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our declaration of trust and by-laws, charters for the Audit Committee, Compensation Committee and Nominating and ESG Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistleblower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers or other people performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding LXP at http://www.sec.gov. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings with or documents furnished to the SEC.
Our Investor Relations Department can be contacted at LXP Industrial Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2022.

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

The tenants of our net-leased properties are responsible for maintenance and other day-to-day management of the properties or their premises. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities once the property is no longer leased. We generally visit our properties on an annual basis, but these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance, and it may be more difficult to enforce remedies against such a tenant.

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
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which includes a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. Based on this evaluation, we may, from time to time, take non-cash impairment charges. These impairments could have a material adverse effect on our financial condition and results of operations. If we take an impairment charge on a property subject to a non-recourse secured mortgage and reduce the book value of such property below the balance of the mortgage on our balance sheet, upon foreclosure or other disposition, we may be required to recognize a gain on debt satisfaction.

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

We have entered and may continue to enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it or a related person. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture. As a result of the foregoing, the re-characterization of a sale-leaseback transaction could adversely affect our financial condition, cash flow and the amount available for distributions to our shareholders.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result, would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of the claims outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our tenant and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.

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

While loan receivables are not a primary focus, we make loans to purchasers of our properties and developers. Our interests in loans receivable are generally non-recourse and secured by real estate properties owned by borrowers that were unable to obtain similar financing from a commercial bank. These loans are subject to many risks including delinquency. The ability of a borrower to repay a loan secured by a real estate property is typically and primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan as the collateral may be non-performing or impaired.

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

Our strategy is to increase our investment in general purpose, well located warehouse/distribution assets and reduce our direct exposure to all other asset types. We believe this strategy will lessen capital expenditures over time and mitigate revenue reductions on renewals and re-tenanting. To implement this strategy, we have been selling non-industrial assets and recapitalizing special purpose industrial assets, which generally have higher capitalization rates, and buying warehouse and distribution properties, which, in the current market, generally have lower capitalization rates. This strategy impacts growth in the short-term period. There can be no assurance that the implementation of our strategy will lead to improved results or that we will be able to execute our strategy as contemplated or on terms acceptable to us.

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

Insider or employee cyber and security threats are increasingly a concern for all companies, including ours. In addition, social engineering and phishing are a particular concern for companies with employees. As a landlord, we are also susceptible to cyber attacks on our tenants and their payment systems. We outsource the maintenance of our information technology systems to third party vendors. We are also continuously working to provide employee awareness training around phishing, malware and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. However, such outsource partners and training may not be sufficient to protect us from all risks.

As a smaller company, we use third-party vendors to maintain our network and information technology requirements. While we carefully select these third-party vendors, we cannot control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber attacks and security breaches at a vendor could adversely affect our operations.

Competition may adversely affect our ability to purchase properties.

There are numerous other companies and individuals with greater financial and other resources and lower costs of capital than we have that compete with us in seeking investments and tenants. This competition may result in a higher cost for properties and lower returns and impact our ability to grow.

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

Industry and Economic Risks

The outbreak of highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, any such outbreak may disrupt U.S. and global financial markets and could potentially create widespread business continuity issues.

In recent years the outbreaks of a number of diseases, including Avian Bird Flu, H1N1, and COVID-19 have increased the risk of a pandemic.

The COVID-19 pandemic coincided with labor shortages and increased staffing costs for many companies operating in the United States. COVID-19 related disruptions to the international supply chain, including transportation and distribution delays, longer lead times for construction materials and increased construction costs have resulted in shortages of certain goods and inflationary conditions. These developments, as well as other geopolitical factors have resulted in prolonged inflationary conditions that have had a detrimental impact on our tenant base, our ability to lease vacant space and our ability to grow through development and acquisition. This has also resulted in market volatility and large decreases in global stock prices. These potential risks have also negatively impacted access to capital, which negatively impacts liquidity and our ability to execute our strategic plans.

The impacts of the outbreak could, among other things, negatively affect (i) the operation of our properties, (ii) the effectiveness of our strategic decision making, (iii) the operation of an effective cyber security function, (iv) the operation of our key information systems, (v) our ability to make timely filings with the SEC and (vi) our ability to maintain an effective control environment.

The rapid development and fluidity of any outbreak precludes any prediction as to the ultimate adverse impact of such outbreak. Nevertheless, future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, the results of which have and would present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to obtain debt financing on reasonable terms, the value of our real estate investments, and have other adverse effects on us.

Concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets and have caused the spreads on prospective debt financings to widen considerably. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions, export controls and other against Russia and Russian interests, and have threatened additional sanctions and controls. The full impact of these measures, as well as potential responses to them by Russia, is unknown.

The United States credit markets have periodically experienced significant dislocations and liquidity disruptions due to a variety of factors, including those enumerated above. These circumstances may materially impact liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases may result in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us, our tenants or the economy in general.

These circumstances could also impact real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the real estate collateral securing any indebtedness. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of real estate collateral securing any indebtedness could decrease below the outstanding principal amounts of such indebtedness, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. This could significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our shareholders.

Natural disasters could adversely impact our results.

We invest in properties on a nationwide basis. Natural disasters, including earthquakes, storms, tornados, floods and hurricanes, could impact our properties in these and other areas in which we operate. Incurring losses, costs or business interruptions related to natural disasters may adversely affect our operating and financial results.

We are exposed to the potential impacts of future climate change.

We are exposed to potential physical risks from possible future changes in climate. Our properties, especially the properties near seaports, may be exposed to rare catastrophic weather events, such as severe storms, drought, earthquakes, floods, wildfires or other extreme weather events. If the frequency of extreme weather events increases, our exposure to these events could increase and could impact our tenants' operations and their ability to pay rent. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located given climate change risk.

We may be adversely impacted in the future by potential impacts to the supply chain or stricter energy efficiency standards or greenhouse gas regulations for the commercial building sectors. Compliance with new laws or regulations relating to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

Risks Related to our Indebtedness

We have a substantial amount of indebtedness.

We have a substantial amount of debt. Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill our obligations under the documents governing our unsecured indebtedness and otherwise adversely impact our business and growth prospects.

We may be more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2022, our total consolidated indebtedness was approximately $1.5 billion and we had approximately $600.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.

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

Furthermore, our growth strategy is dependent on speculative development of properties. Development activities do not produce current income that can be used to pay debt service obligations.

Market interest rates could have an adverse effect on our borrowing costs, profitability and the value of our fixed-rate debt securities.

We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2022, we had $129.1 million of trust preferred securities that mature in April 2037 that is LIBOR indexed. In addition, we have a $300.0 million unsecured term loan which matures January 2025 that is Term SOFR indexed and is subject to interest rate swap agreements through January 2025. Also, our unsecured revolving credit facility is subject to a variable interest rate. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Also, fixed-rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.

Recent inflationary pressures have resulted in higher interest rates, which have a negative impact on our business.

Rising inflation and elevated U.S. budget deficits and overall debt levels, including as a result of federal pandemic relief and stimulus legislation and/or economic or market and supply chain conditions, have put upward pressure on interest rates and could be among the factors that could lead to higher interest rates in the future. Higher interest rates could adversely affect our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets and adversely affecting our ability to obtain financing on favorable terms or at all, and negatively impacting the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell. This may affect our earnings results, reduce our ability to sell our assets, or reduce our liquidity. Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

The LIBOR index rate may not be available in the future.

On March 5, 2021, the Financial Conduct Authority announced that it intends to stop compelling banks to submit rates for the calculation of one, three and six month LIBOR after June 30, 2023. It is unclear whether new methods of calculating such LIBOR periods will be established such that they continue to exist after June 30, 2023. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. The Alternative Reference Rates Committee (or ARRC) has proposed that the Secured Overnight Financing Rate (or SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our trust preferred securities do not provide for a clear alternative to USD-LIBOR.

The transition from LIBOR to an alternative reference rate could result in higher all-in interest costs on our trust preferred securities, which could impact our financial performance.

We have engaged and may engage in hedging transactions that may limit gains or result in losses.

We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2022, we had aggregate interest rate swap agreements on $300.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance or default by the counterparties. Further, additional risks, including losses on a hedge position, may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. We may also have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

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

Two of our non-consolidated joint ventures have portfolio loans where the loans are cross-collateral with a majority of the assets in the portfolio.

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
Severance payments under our executive severance policy. Substantial termination payments may be required to be paid under our executive severance policy applicable to and related agreements with our executives upon the termination of an executive. If those executive officers are terminated without cause, as defined, or resign for good reason, as defined, those executive officers may be entitled to severance benefits based on their current annual base salaries and trailing average of recent annual cash bonuses as defined in our executive severance policy and related agreements and the acceleration of certain non-vested equity awards. In addition, in connection with our Board of Trustees' review of strategic alternatives in 2022, we implemented a severance policy for non-executive employees that provided for payments in connection with a termination following a change in control prior to June 30, 2024. Accordingly, these payments may discourage a third party from acquiring us.

Our ability to issue additional shares. Our declaration of trust authorizes 1,400,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 600,000,000 common shares, 100,000,000 preferred shares and 700,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2022, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, which may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2022, we had ownership interests in approximately 116 consolidated real estate properties containing approximately 54.0 million square feet of rentable space, which were approximately 99.5% leased based upon net rentable square feet. All properties in which we have an interest are held through at least one property owner subsidiary.

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

Office Leases. We lease our headquarters office space in New York, New York and our satellite offices in Dallas, Texas and West Palm Beach, Florida.

Leverage. As of December 31, 2022, we had outstanding consolidated mortgages and notes payable of approximately $73.2 million with a weighted-average interest rate of approximately 4.0% and a weighted-average maturity of 6.7 years.

Property Charts. The following tables list our properties by type, their locations, the net rentable square feet, the expiration of the current lease term and percent leased, as applicable, as of December 31, 2022.

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2022
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
Stabilized Properties:
3405 S. McQueen Rd.	Chandler	AZ	201,784	3/31/2033	100%
4445 N. 169th Ave.	Goodyear	AZ	160,140	12/31/2025	100%
17510 W. Thomas Rd.	Goodyear	AZ	468,182	11/30/2036	100%
16811 W. Commerce Dr.	Goodyear	AZ	540,349	4/30/2026	100%
255 143rd Ave.	Goodyear	AZ	801,424	9/30/2030	100%
8989 W. Buckeye Rd.	Phoenix	AZ	268,872	5/31/2037	100%
Parcel Number: 501-42-015B (1)	Phoenix	AZ	N/A	11/5/2042	100%
1515 South 91st Ave.	Phoenix	AZ	496,204	12/31/2027	100%
9494 W. Buckeye Rd.	Tolleson	AZ	186,336	9/30/2026	100%
5275 Drane Field Rd.	Lakeland	FL	222,134	5/31/2036	100%
3400 NW 35th St.	Ocala	FL	617,055	8/31/2030	100%
2455 Premier Row	Orlando	FL	205,016	3/31/2026	100%
3775 Fancy Farms Rd.	Plant City	FL	510,484	9/30/2027	65%
3102 Queen Palm Dr.	Tampa	FL	229,605	2/28/2026	100%
95 International Pkwy.	Adairsville	GA	225,211	3/31/2025	100%
7875 White Rd. SW	Austell	GA	604,852	5/31/2025	100%
41 Busch Dr.	Cartersville	GA	396,000	9/30/2031	100%
51 Busch Dr.	Cartersville	GA	328,000	7/31/2031	100%
1625 Oakley Industrial Blvd.	Fairburn	GA	907,675	10/31/2028	100%
490 Westridge Pkwy.	McDonough	GA	1,121,120	1/31/2028	100%
493 Westridge Pkwy.	McDonough	GA	676,000	10/31/2023	100%
335 Morgan Lakes Industrial Blvd.	Pooler	GA	499,500	7/31/2027	100%
1004 Trade Center Pkwy.	Savannah	GA	419,667	7/31/2026	100%
1315 Dean Forest Rd.	Savannah	GA	88,503	8/31/2025	100%
1319 Dean Forest Rd.	Savannah	GA	355,527	6/30/2025	100%
7225 Goodson Rd.	Union City	GA	370,000	5/31/2024	100%
3931 Lakeview Corporate Dr.	Edwardsville	IL	769,500	9/30/2026	100%
4015 Lakeview Corporate Dr.	Edwardsville	IL	1,017,780	5/31/2030	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2022
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
6225 E. Minooka Rd.	Minooka	IL	1,034,200	9/30/2029	100%
1460 Cargo Court	Minooka	IL	705,661	11/30/2029	100%
200 International Pkwy. S.	Minooka	IL	473,280	12/31/2029	100%
1001 Innovation Rd.	Rantoul	IL	813,126	10/31/2034	100%
3686 S. Central Ave.	Rockford	IL	93,000	12/31/2024	100%
749 Southrock Dr.	Rockford	IL	150,000	12/31/2024	100%
1621 Veterans Memorial Pkwy. E.	Lafayette	IN	309,400	9/30/2029	100%
1285 W. State Road 32	Lebanon	IN	741,880	1/31/2024	100%
19 Bob Glidden Blvd.	Whiteland	IN	530,400	3/31/2031	100%
76 Bob Glidden Blvd.	Whiteland	IN	168,480	12/31/2026	100%
180 Bob Glidden Blvd.	Whiteland	IN	179,530	12/31/2026	100%
4600 Albert S White Dr.	Whitestown	IN	149,072	12/31/2024	100%
4900 Albert S White Dr.	Whitestown	IN	149,072	8/31/2025	100%
5352 Performance Way	Whitestown	IN	380,000	7/31/2025	100%
3751 S. CR 500 E.	Whitestown	IN	1,016,244	11/30/2031	100%
27200 West 157th St.	New Century	KS	446,500	1/31/2027	100%
200 Richard Knock Way	Walton	KY	232,500	12/31/2031	100%
300 Richard Knock Way	Walton	KY	544,320	4/30/2032	100%
2860 Clark St.	Detroit	MI	189,960	10/22/2035	100%
1700 47th Ave. North	Minneapolis	MN	18,620	12/31/2025	100%
549 Wingo Rd.	Byhalia	MS	855,878	3/31/2030	100%
1550 Hwy. 302	Byhalia	MS	615,600	9/30/2027	100%
554 Nissan Pkwy.	Canton	MS	1,466,000	2/28/2027	100%
11555 Silo Dr.	Olive Branch	MS	927,742	4/30/2024	100%
11624 S. Distribution Cv.	Olive Branch	MS	1,170,218	6/30/2029	100%
6495 Polk Ln.	Olive Branch	MS	269,902	5/31/2028	100%
8500 Nail Rd.	Olive Branch	MS	716,080	7/31/2029	100%
671 Washburn Switch Rd.	Shelby	NC	673,425	5/31/2036	100%
2203 Sherrill Dr.	Statesville	NC	639,800	10/31/2026	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2022
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
736 Addison Rd.	Erwin	NY	408,000	11/30/2026	100%
29-01 Borden Ave. / 29-10 Hunters Point Ave.	Long Island City	NY	140,330	3/31/2028	100%
351 Chamber Dr.	Chillicothe	OH	489,150	12/31/2031	100%
1860 Walcutt Rd.	Columbus	OH	292,730	11/21/2029	100%
7005 Cochran Rd.	Glenwillow	OH	458,000	7/31/2025	100%
191 Arrowhead Dr.	Hebron	OH	250,410	9/30/2033	100%
200 Arrowhead Dr.	Hebron	OH	400,522	8/31/2027	100%
2155 Rohr Rd.	Lockbourne	OH	320,190	3/31/2024	100%
575-599 Gateway Blvd.	Monroe	OH	194,936	6/30/2024	100%
600 Gateway Blvd.	Monroe	OH	994,013	8/31/2027	100%
675 Gateway Blvd.	Monroe	OH	143,664	2/28/2032	100%
700 Gateway Blvd.	Monroe	OH	1,299,492	6/30/2030	100%
10345 Philipp Pkwy.	Streetsboro	OH	649,250	10/31/2026	100%
250 Rittenhouse Cir.	Bristol	PA	241,977	11/30/2026	100%
70 Tyger River Dr.	Duncan	SC	408,000	1/31/2024	100%
230 Apple Valley Rd.	Duncan	SC	275,400	4/30/2029	100%
231 Apple Valley Rd.	Duncan	SC	196,000	1/31/2026	100%
235 Apple Valley Rd.	Duncan	SC	177,320	10/31/2026	100%
402 Apple Valley Rd.	Duncan	SC	235,600	12/31/2029	100%
417 Apple Valley Rd.	Duncan	SC	195,000	3/31/2027	100%
425 Apple Valley Rd.	Duncan	SC	327,360	9/30/2026	100%
21 Inland Pkwy.	Greer	SC	1,318,680	12/31/2034	100%
7820 Reidville Rd.	Greer	SC	210,820	Various	100%
7870 Reidville Rd.	Greer	SC	396,073	9/30/2025	100%
8201 Reidville Rd.	Greer	SC	797,936	4/30/2035	100%
5795 North Blackstock Rd.	Spartanburg	SC	341,660	7/31/2024	100%
1021 Tyger Lake Rd.	Spartanburg	SC	213,200	2/28/2031	100%
6050 Dana Way	Antioch	TN	674,528	6/30/2031	89%
1520 Lauderdale Memorial Hwy.	Cleveland	TN	851,370	3/31/2024	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2022
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
201 James Lawrence Rd.	Jackson	TN	1,062,055	10/31/2027	100%
633 Garrett Pkwy.	Lewisburg	TN	310,000	3/31/2026	100%
3820 Micro Dr.	Millington	TN	701,819	9/30/2024	100%
200 Sam Griffin Rd.	Smyrna	TN	1,505,000	4/30/2027	100%
2115 East Belt Line Rd.	Carrollton	TX	356,855	6/30/2035	100%
3737 Duncanville Rd.	Dallas	TX	510,400	9/30/2026	100%
4600 Underwood Rd.	Deer Park	TX	402,648	12/31/2026	100%
4005 E. I-30	Grand Prairie	TX	215,000	3/31/2037	100%
13901/14035 Industrial Rd.	Houston	TX	132,449	3/31/2038	100%
1704 S. I-45	Hutchins	TX	120,960	6/30/2030	100%
3201 N. Houston School Rd.	Lancaster	TX	468,300	1/31/2030	100%
13930 Pike Rd.	Missouri City	TX	N/A	4/30/2032	100%
8601 E. Sam Lee Ln.	Northlake	TX	1,214,526	8/31/2029	100%
17505 Interstate Hwy. 35W	Northlake	TX	500,556	10/31/2024	100%
10535 Red Bluff Rd.	Pasadena	TX	257,835	8/31/2023	100%
10565 Red Bluff Rd.	Pasadena	TX	248,240	4/30/2025	100%
4100 Malone Dr.	Pasadena	TX	233,190	8/31/2028	100%
9701 New Decade Dr.	Pasadena	TX	102,863	8/31/2024	100%
16407 Applewhite Rd.	San Antonio	TX	849,275	4/30/2027	100%
2601 Bermuda Hundred Rd.	Chester	VA	1,034,470	6/30/2030	100%
150 Mercury Way	Winchester	VA	324,535	11/30/2024	100%
291 Park Center Dr.	Winchester	VA	344,700	5/31/2031	100%
80 Tyson Dr.	Winchester	VA	400,400	12/18/2031	100%
	Stabilized total		52,544,497		99.5%

	Warehouse/Distribution total		52,544,497		99.5%
(1) Includes industrial development leased land.
As of December 31, 2022, annualized cash base rent for the warehouse/distribution portfolio, excluding assets primarily consisting of land leases was $4.47 per square foot. The weighted-average remaining lease term was 6.5 years.

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART OTHER
As of December 31, 2022
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
3333 Coyote Hill Rd.	Palo Alto	CA	202,000	12/14/2023	100%
1901 Ragu Dr.	Owensboro	KY	443,380	12/19/2025	100%
30 Light St.	Baltimore	MD	N/A	12/31/2048	100%
4 Apollo Dr.	Whippany	NJ	123,734	11/30/2031	100%
1701 Market St.	Philadelphia	PA	304,037	1/31/2024	97%
3476 Stateview Blvd.	Fort Mill	SC	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	169,218	5/31/2024	100%
	Other total		1,411,452		99.4%
	Consolidated portfolio total		53,955,949		99.5%
As of December 31, 2022, annualized cash base rent for the other portfolio was $13.99 per square foot, excluding Baltimore, Maryland, and the weighted-average remaining lease term was 2.4 years.
As of December 31, 2022, annualized cash base rent for the consolidated portfolio was $4.72 per square foot, excluding assets primarily consisting of land leases. The weighted-average remaining lease term was 6.2 years.

LXP NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2022
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
Office/Other properties:
2500 Patrick Henry Pkwy.	McDonough	GA	20%	111,911	6/30/2025	100%
3902 Gene Field Rd.	St. Joseph	MO	20%	98,849	6/30/2027	100%
1210 AvidXchange Ln.	Charlotte	NC	20%	201,450	4/30/2032	100%
2221 Schrock Rd.	Columbus	OH	20%	42,290	7/6/2027	100%
500 Olde Worthington Rd.	Westerville	OH	20%	97,000	3/31/2026	100%
25 Lakeview Dr.	Jessup	PA	20%	150,000	8/7/2027	100%
601 & 701 Experian Pkwy.	Allen	TX	20%	292,700	3/14/2025	100%
4001 International Pkwy.	Carrollton	TX	20%	138,443	12/31/2025	100%
8900 Freeport Pkwy.	Irving	TX	20%	261,305	3/31/2023 5/31/2033	100%
2203 North Westgreen Blvd.	Katy	TX	25%	274,000	8/31/2036	100%
	Office/Other total			1,667,948		100.0%

Special purpose industrial properties:
318 Pappy Dunn Blvd.	Anniston	AL	20%	276,782	11/24/2029	100%
4801 North Park Dr.	Opelika	AL	20%	165,493	5/31/2042	100%
1020 W. Airport Rd.	Romeoville	IL	20%	188,166	10/31/2031	100%
10000 Business Blvd.	Dry Ridge	KY	20%	336,350	6/30/2031	100%
730 North Black Branch Rd.	Elizabethtown	KY	20%	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	20%	539,592	6/30/2025	100%
301 Bill Bryan Blvd.	Hopkinsville	KY	20%	424,904	6/30/2025	100%
4010 Airpark Dr.	Owensboro	KY	20%	211,598	6/30/2025	100%
113 Wells St.	North Berwick	ME	20%	993,685	4/30/2024	100%
904 Industrial Rd.	Marshall	MI	20%	246,508	9/30/2028	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	20%	311,612	10/31/2030	100%
26700 Bunert Rd.	Warren	MI	20%	260,243	10/31/2032	100%
2880 Kenny Biggs Rd.	Lumberton	NC	20%	423,280	11/30/2026	100%
5670 Nicco Way	North Las Vegas	NV	20%	180,235	9/30/2034	100%
10590 Hamilton Ave.	Cincinnati	OH	20%	264,598	12/31/2027	100%
590 Ecology Ln.	Chester	SC	20%	420,597	7/14/2025	100%

LXP NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2022
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
50 Tyger River Dr.	Duncan	SC	20%	221,833	8/31/2027	100%
900 Industrial Blvd.	Crossville	TN	20%	222,200	9/30/2033	100%
120 Southeast Pkwy. Dr.	Franklin	TN	20%	289,330	12/31/2028	100%
7007 F.M. 362 Rd.	Brookshire	TX	20%	262,095	3/31/2035	100%
13863 Industrial Rd.	Houston	TX	20%	187,800	3/31/2035	100%
901 East Bingen Point Way	Bingen	WA	20%	124,539	5/31/2024	100%
	Special purpose industrial total			6,719,210		100%

	Non-consolidated portfolio total			8,387,158		100%
In addition, we have two non-consolidated joint ventures with a developer, which own developable parcels of land in Etna, Ohio.
As of December 31, 2022, the annualized cash base rent for the non-consolidated portfolio was $8.56 per square foot and the weighted-average remaining lease term was 7.1 years.

Development Projects
The following is a summary of our warehouse/distribution ongoing development projects as of December 31, 2022:
Ongoing Development Projects

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost(1)	GAAP Investment Balance as of 12/31/2022 ($000)	LXP Amount Funded as of 12/31/2022 ($000)(2)	Actual/Estimated Building Completion Date	% Leased as of 12/31/2022
Consolidated:
The Cubes at Etna East (95%)(3)	1	Columbus, OH	1,074,840	$72,850	$61,171	$58,455	3Q 2022	—%
Ocala (80%)	1	Central Florida	1,085,280	83,100	73,737	63,388	1Q 2023	—%
Mt. Comfort (80%)	1	Indianapolis, IN	1,053,360	65,500	59,379	49,848	1Q 2023	—%
South Shore (100%)	2	Central Florida	270,885	40,500	25,782	13,553	2Q 2023	—%
Cotton 303 (93%)(4)	2	Phoenix, AZ	880,678	84,200	64,682	56,570	1Q 2023 - 2Q 2023	45%
Smith Farms (90%)(5)	2	Greenville-Spartanburg, SC	1,396,884	101,550	77,173	67,780	1Q 2023 - 2Q 2023	—%
				$447,700	$361,924	$309,594
Land Held for Industrial Development

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 12/31/2022 ($000)	LXP Amount Funded as of 12/31/2022 ($000)(2)
Consolidated:
Reems & Olive (95.5%)(6)	Phoenix, AZ	320	$77,379	$73,957
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,301	4,213
ATL Fairburn (100%)	Atlanta, GA	14	1,732	1,736
		450	$84,412	$79,906

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 12/31/2022 ($000)	LXP Amount Funded as of 12/31/2022 ($000)(2)
Non-consolidated:
Etna Park 70 (90%)	Columbus, OH	66	$12,975	$13,599
Etna Park 70 East (90%)	Columbus, OH	21	2,126	2,363
			$15,101	$15,962
(1)Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer partner promote, if any.
(2)Excludes noncontrolling interests' share.
(3)Base building achieved substantial completion. Property not in service as of December 31, 2022.
(4)Pre-leased 392,278 square foot facility with a 10-year lease commencing upon substantial completion of the facility and notice to the tenant.
(5)In December 2022, substantially completed and placed into service a 797,936 square foot facility subject to a 12-year lease that commenced upon substantial completion of the facility. Remaining two projects ongoing.
(6)Ground leased approximately 100 acres of the 420 acre development land parcel located in the Phoenix, Arizona market, subject to a 20-year ground lease (with three, 10-year extension options). The initial annual rental payments are $5.2 million and escalate by 4% annually.

Tenant Diversification
We believe our tenant mix is well diversified. Below are the industries in our warehouse/distribution portfolio based on 2022 ABR for consolidated properties owned as of December 31, 2022:

Aerospace/Defense, 0.6%
Healthcare, 0.5%
Specialty, 1.8%
Other, 0.3%
Retail Department, 2.2%
Technology, 2.2%
Consumer Products, 23.3%
Apparel, 2.3%
Construction/Materials, 9.3%
Food, 9.7%
Transportation/Logistics, 20.0%
Automotive, 12.9%
E-Commerce, 14.9%

Lease Term. As a primarily single-tenant investor, we generally maintain a weighted-average lease term that is longer than most industrial REITs, favoring certainty of cash flow over lease-rollover risk inherent in single-tenant properties. However, we will invest in shorter-term leases if we are optimistic about the location in a releasing context. As of December 31, 2022, the weighted-average lease term in our industrial portfolio was 6.5 years.

The following table sets forth information about the 15 largest tenants/guarantors in our portfolio as of December 31, 2022 based on total annualized base rental revenue as of December 31, 2022 ($000s, except square feet).

Tenants(1)	Property Type	Lease Expirations	Number of Leases	Square Feet Leased	Square Feet Leased as a % of the Consolidated Portfolio(2)(3)	ABR	Percentage of ABR(2)(4)
Amazon	Industrial	2026-2033	6	3,864,731	7.2%	$18,241	6.8%
Nissan	Industrial	2027	2	2,971,000	5.5%	12,908	4.8%
Kellogg	Industrial	2027-2029	3	2,801,916	5.2%	9,575	3.6%
Wal-Mart	Industrial	2024 -2031	3	2,351,917	4.4%	8,773	3.3%
GXO Logistics	Industrial	2024-2028	3	1,697,475	3.2%	7,386	2.7%
Xerox	Office	2023	1	202,000	0.4%	7,070	2.6%
Watco	Industrial	2038	1	132,449	0.3%	6,318	2.4%
Morgan Lewis (5)	Office	2024	1	289,432	0.5%	5,860	2.2%
FedEx	Industrial	2028	2	292,021	0.5%	5,728	2.1%
Mars Wrigley	Industrial	2025	1	604,852	1.1%	5,396	2.0%
Aligned Data Centers (6)	Industrial	2042	1	—	—%	5,228	1.9%
Undisclosed (7)	Industrial	2034	1	1,318,680	2.5%	5,198	1.9%
Olam	Industrial	2024 & 2037	2	1,196,614	2.2%	4,993	1.9%
Georgia-Pacific	Industrial	2028 & 2031	2	1,283,102	2.4%	4,868	1.8%
Owens Corning	Industrial	2025-2027	3	863,242	1.6%	4,860	1.8%
			32	19,869,431	37.0%	$112,402	41.8%
(1)Tenant, guarantor or parent.
(2)Total shown may differ from detail amounts due to rounding.
(3)Excludes vacant square feet.
(4)Based on ABR for consolidated properties owned as of December 31, 2022.
(5)Includes parking operations.
(6)Industrial development leased land, which is included in industrial portfolio.
(7)Lease restricts certain disclosures.
In 2022, 2021 and 2020, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio at December 31, 2022:

Year	Number of Lease Expirations	Square Feet	ABR ($000's)	Percentage of ABR
2023	4	1,137,055	$10,526	3.9%
2024	24	7,187,622	34,876	13.1%
2025	15	3,584,019	20,000	7.5%
2026	24	6,857,828	29,917	11.2%
2027	16	8,885,590	37,149	13.9%
2028	7	2,668,246	15,335	5.7%
2029	10	6,329,161	23,063	8.6%
2030	9	6,274,840	26,104	9.8%
2031	12	4,332,795	20,791	7.8%
2032	3	687,984	5,232	2.0%

The following chart sets forth the 2022 ABR ($000's) based on the credit rating of our consolidated tenants at December 31, 2022(1):

	ABR	Percentage of ABR
Investment Grade	$145,758	54.2%
Non-investment Grade	37,408	13.9%
Unrated	85,600	31.9%
	$268,766	100.0%
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

Holders. As of February 14, 2023, we had 2,197 common shareholders of record.

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
Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2022, with respect to our 2022 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	4,094,587
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,094,587

Recent Sales of Unregistered Securities.
We did not issue any common shares during 2022 on an unregistered basis.

Share Repurchase Program.

There were 400,000 common share repurchases at an average price of $9.10 per common share during the quarter ended December 31, 2022 under our share repurchase authorization most recently announced on August 4, 2022, which has no expiration date. There were 6,874,241 shares that may yet be repurchased under our share repurchase authorization as of December 31, 2022.

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

Introduction
The following is a discussion and analysis of the consolidated financial condition and results of operations of LXP Industrial Trust for the years ended December 31, 2022 and 2021, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with our accompanying consolidated financial statements included herein and notes thereto.
Investment Trends
General. Over the last several years, we have focused our investment activity primarily on income producing single-tenant warehouse and distribution assets and speculative development of warehouse and distribution assets.
In 2022, we acquired or completed and placed into service $195.2 million of warehouse and distribution assets, which is a decrease of $690.4 million compared to 2021 investment activity of $885.6 million. The decrease was primarily due to the substantial completion of our portfolio transformation efforts and related capital recycling and the disruptions in the capital markets.
We expected to recycle our remaining other assets into warehouse and distribution facilities by the end of 2022, but, due to current market conditions, we currently expect the remaining other assets to take longer to be sold. In addition, we expect to recycle out of certain warehouse and distribution facilities located outside of our target markets and use the proceeds to satisfy indebtedness and invest in our target markets. While our capital recycling strategy has had and may continue to have a near-term dilutive impact on earnings due to the sales of revenue-producing properties, we believe this strategy will benefit shareholder value in the long term.
The industrial real estate market remains one of the most resilient real estate markets in the current economic environment. One of the main drivers of growth in the industrial real estate market has been e-commerce. We believe that growth is also being driven by companies increasing their inventories in the United States to keep up with demand and to protect against future disruptions in the supply chain.
While we believe the industrial market will continue to grow, there continues to be competition for the acquisition of industrial properties, specifically warehouse/distribution properties. In addition, recessionary fears may cause tenants to reevaluate expansion and growth plans. We continue to prioritize development and acquiring vacancy over acquisitions of leased properties due to the increased yield that development generally provides.
Lease Term. We primarily acquire assets subject to intermediate and long-term leases with escalating rents, which we believe strengthen our future cash flows and provide a partial hedge against rising interest rates. We intend to maintain a weighted-average lease term longer than many comparable industrial companies and balance our lease expiration schedule.
Our industrial investment underwriting focuses less on tenant credit than our historical office investment underwriting as we focus on real estate characteristics such as location and related demographic and local economic trends. This has allowed us to acquire certain short-term leased warehouse/distribution assets, which may be acquired with greater total return potential than long-term leased warehouse/distribution assets and allow for a value-add strategy through the lease renewal or a multi-tenanting process.
Development. As a result of the competition for income producing single-tenant warehouse/distribution assets, in 2017, we began selectively investing in development projects. We believe we can achieve higher yields from development projects than we can by purchasing existing leased properties.
Our development activities have been focused on speculative development and purchasing newly-developed properties with vacancy. Our target markets are experiencing low vacancy rates. Despite an increase in construction in recent years, we believe there is sufficient tenant demand for our development projects.

Leasing
General. Re-leasing properties that are currently vacant or become vacant as leases expire at favorable effective rates is a primary area of focus for our asset management. Renewals of industrial leases, particularly for warehouse/distribution facilities, are generally dependent on location and occupancy alternatives for our tenants.
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
During 2022, we entered into 18 new leases and lease extensions encompassing approximately 4.1 million square feet. The average base rent on these extended leases was approximately $5.36 per square foot compared to the average base rent on these leases before extension of $4.26 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2022 was approximately $7.82 per square foot for new leases and $0.91 per square foot for extended leases. In addition, we ground leased approximately 100 acres in the Phoenix, Arizona market for 20 years (with three, 10-year extension options). The initial rent is $5.2 million per annum and escalate by 4% annually.

As of December 31, 2022, we had two single-tenant leases in our industrial portfolio where the lease term is scheduled to expire in 2023, covering approximately 0.9 million square feet. As of December 31, 2022, approximately 52.6% of our industrial ABR was from leases scheduled to expire during 2023 through 2028. We expect an aggregate increase in rental revenue as these leases are reset to market rates.
Inherent Growth. Many leases have scheduled fixed rent increases and a couple with rent increases based upon the consumer price index. As of December 31, 2022, 95.7% of our single-tenant industrial leases had scheduled rent increases. The average escalation rate of these leases based on the next rent step was 2.5% as of December 31, 2022. A majority of our leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. However, certain of our leases provide for some level of landlord responsibility for capital repairs and replacements, the cost of which is generally factored into the rental rate. Our motivation to release vacant space requires us to meet market demands with respect to rental rates, tenant concessions and landlord responsibilities. Developers are similarly motivated when signing leases with tenants due to the significant competition in the industrial space. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases may increase to include, among other items, some form of responsibility for operating expenses and/or capital repairs and replacements.
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
Other properties

We continue to recycle our other real estate investments into warehouse/distribution assets. As of December 31, 2022, we owned seven consolidated other real estate assets consisting of office properties, a land ground lease and a heavy manufacturing facility. We have historically marketed non-industrial assets for sale when we believe we have obtained the highest possible valuation through various means, including lease renewals.

Non-Recourse Mortgage Loan Resolutions
Since we have a limited number of consolidated properties subject to non-recourse mortgages, we do not expect many foreclosure sales of consolidated properties in the future.
Impairment charges
During 2022 and 2021, we incurred impairment charges, of $3.0 million and $5.5 million, respectively, on certain of our assets due to each asset's carrying value being below its estimated fair value. Most of the impairment charges in 2022 and 2021 were incurred on non-core assets due to anticipated shortened holding periods. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.

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

We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2022, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

Revenue Recognition. We enter into agreements with tenants that convey the right to control the use of identified space at our properties in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842, Leases. Lease classification tests require significant estimates and judgments by management in its application. Upon lease commencement or lease modification, we assess the lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates, including the estimation of both the value assigned to the property components on the lease commencement date or upon acquisition and the estimation of the unguaranteed residual value of such components at the end of the lease term. The determination of the lease term also requires judgement because the probability of purchase options and renewals have to be analyzed to conclude if they are reasonably certain of being exercised. If the lease component is determined to be a direct financing or sales-type lease, revenue is recognized over the life of the lease using the rate implicit in the lease.

Most of our leases are operating leases. We recognize operating lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. We commence revenue recognition when possession or control of the space is turned over to the tenant.
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
Allowance for Credit Losses. “ASC 326, Financial Instruments-Credit Losses” (“ASC 326”) requires that we measure and record current expected credit losses for our sales-type lease. We have elected to use a discounted cash flow model to estimate the allowance for credit losses. This model requires us to develop cash flows which project estimated credit losses over the life of the lease and discount these cash flows at the asset’s effective interest rate. We then record an allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
Expected losses within our cash flows are determined by estimating the probability of default of our tenant and their parent guarantors over the term of the lease. We evaluate the collectability of our investment in a sales-type lease based various probability weighted default scenarios that include, but are not limited to, current payment status, the financial strength of our tenant and its parent guarantors, current economic conditions and 20 years of historical information on corporate defaults for entities with similar credit. Estimates in the discounted cash flow model are highly subjective. We have engaged a nationally recognized data analytics firm to assist us with estimating the probability default of our tenant and their parent guarantor.
We regularly evaluate the extent and impact of any credit deterioration that could affect performance and the value of our investment in a sales-type leases, as well as the financial and operating capability of the tenant. We also evaluate the tenant’s competency in managing and operating the secured property and consider the overall economic environment, real estate sector and geographic sub-market in which the secured property is located. If a tenant's credit deteriorates and it defaults under the terms of the sales-type lease, we put the lease in non-accrual status until it is determined that all payments under the lease are probable of being collected. The criteria evaluated to determine when a lease is in non-accrual status is subjective.
New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report.
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

Environmental, Social and Governance

ESG matters are becoming a central focus for our shareholders, employees, tenants, suppliers, creditors, and communities. During 2022, we allocated an increased amount of resources to ESG matters. We expect to continue to increase our ESG efforts and the resources allocated to ESG matters in the near future.

Liquidity
General. Our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) proceeds from the sales of our investments, (3) the public and private equity and debt markets, (4) corporate level borrowings, (5) property specific debt, and (6) commitments from co-investment partners. We believe our ratio of dividends to Adjusted Company Funds From Operations is conservative, and allows us to retain cash flow for internal growth.
Our ability to incur additional debt to fund acquisitions is dependent upon our existing leverage, the value of the assets we are attempting to leverage, our revenues and general economic and credit market conditions, which may be outside of management's control or influence.
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with applicable REIT requirements in both the short-term and long-term. However, our cash flow from operations may be negatively affected in the near term if we experience tenant defaults. In addition, we anticipate that cash on hand, borrowings under our unsecured revolving credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other available alternatives, will provide the necessary capital required by our business.

Cash flows from operations as reported in the consolidated statements of cash flows totaled $194.3 million for 2022 and $220.3 million for 2021. The decrease was primarily related to property sales and a decrease in termination fee income, partially offset by cash flow generated from acquiring properties. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $236.9 million in 2022 and $337.8 million in 2021. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, land held for development, capital expenditures, lease costs, investments in non-consolidated entities, investment in a note receivable and changes in real estate deposits, net. Cash provided by investing activities primarily related to net proceeds received from the disposition of real estate and distributions from non-consolidated entities.

Net cash (used in) provided by financing activities totaled ($93.9) million in 2022 and $129.1 million in 2021. Cash used in financing activities in 2022 was primarily related to the repurchase of common shares, the purchase of a noncontrolling interest and dividend and debt service payments, offset by common share issuances and contributions from noncontrolling interests . Cash provided by financing activities in 2021 was primarily related to the issuance of the 2031 Senior Notes, revolving credit facility borrowings, mortgage proceeds, issuances of common shares and cash contributions from noncontrolling interests, offset by the redemption of the 2023 Senior Notes, dividend and debt service payments.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets on an opportunistic basis when we (1) believe conditions are favorable and (2) have a compelling use of proceeds.
We expect to continue to access debt and equity markets in the future to implement our business strategy and to fund future growth when market conditions are favorable. However, the volatility in the capital markets primarily resulting from the effects of rising interest rate volatility and rising inflation may negatively affect our ability to access these capital markets.
Equity:
At-The-Market Offering Program. We maintain an At-The-Market offering program, or ATM program, under which we can issue common shares, including through forward contracts.
During 2022, we issued 3.6 million common shares previously sold on a forward basis in the first quarter of 2021 on the maturity date of the contracts and received $38.5 million of net proceeds. During 2021, we settled 5.0 million common shares previously sold on a forward basis on the maturity date of the contract and received $53.6 million of net proceeds.
During 2021, we sold 1.1 million shares under the ATM program for net proceeds of $13.5 million. We did not sell shares under the ATM program during 2022.
During 2021, we amended the terms of our ATM offering program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of December 31, 2022, common shares with an aggregate value of $295.0 million remain available for issuance under the ATM program.
Underwritten equity offerings. During 2021, we entered into forward sales contracts for the sale of 16.0 million common shares at a public offering price of $12.11 per common share in an underwritten equity offering. In December 2022, we issued 16.0 million common shares and we received $183.4 million of net proceeds.
The volatility in the capital markets primarily resulting from the effects of interest rate volatility and rising inflation may negatively affect our ability to access the capital markets through our ATM program and other offerings.
Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. No shares were purchased from us under the plan in 2022 and 2021.

Share Repurchase Program. In August 2022, our Board of Trustees authorized the repurchase of up to an additional 10.0 million common shares under our share repurchase program, which does not have an expiration date. During 2022, 12.1 million common shares were repurchased and retired for an average price of $10.78 per share. During 2021, there were no share repurchases. As of December 31, 2022, 6.9 million common shares remain available for repurchase under this authorization.

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

During 2021, LCIF redeemed and canceled 1,598,906 OP units in connection with the disposition of three properties. As of December 31, 2022, there were 0.7 million OP units outstanding not owned by us which were convertible on a one OP unit for approximately 1.13 common shares basis into an aggregate of 0.8 million common shares assuming we satisfied redemptions entirely with common shares. All outstanding OP units are entitled to a distribution equal to the dividend on our common shares or a stated distribution that may adjust based on our common share dividend amount. We expect to merge LCIF with and into us by the end of 2023.

Debt:
Corporate Borrowings. In 2021, we issued $400.0 million aggregate principal amount of our 2031 Senior Notes. We used a portion of the net proceeds from the offering of the 2031 Senior Notes to redeem the $188.8 million aggregate principal balance of our outstanding 2023 Senior Notes.

The following Senior Notes were outstanding as of December 31, 2022:

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
A summary of the maturity dates and interest rates under our unsecured credit agreement, as of December 31, 2022, are as follows:

	Maturity Date	Interest Rate
$600.0 Million Revolving Credit Facility(1)	07/2026	SOFR + 0.85%
$300.0 Million Term Loan(2)	01/2025	Term SOFR + 1.00%
(1)     Maturity date of the revolving credit facility can be extended to July 2027 at our option. The interest rate ranges from SOFR plus 0.725% to 1.40%. At December 31, 2022, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)    The Term SOFR portion of the interest rate was swapped to obtain a current fixed rate of 2.722% per annum.

As of December 31, 2022, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bore interest at a fixed rate of 6.804% through April 2017 and, thereafter, bears interest at a variable rate of three month LIBOR plus 170 basis points. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2022, there were $129.1 million of these securities outstanding. During 2023, we expect to transition from LIBOR to a new benchmark rate.

Property Specific Debt. As of December 31, 2022, we have a limited number of consolidated properties subject to mortgages. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($54.4 million at December 31, 2022), property sale proceeds or borrowing capacity on our primary credit facility ($600.0 million as of December 31, 2022, subject to covenant compliance).

Our secured debt decreased to approximately $73.2 million at December 31, 2022 compared to $84.4 million at December 31, 2021. We expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate.
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

During 2021, we recapitalized a portfolio of 22 special purpose industrial properties, primarily manufacturing assets, through the formation of an institutional joint venture. This enabled us to capitalize on the compression of capitalization rates for these industrial assets, while mitigating risks of staying fully invested in these assets. We own 20% of this institutional joint venture and we and our partner are committed to fund an additional $50.0 million and $200.0 million, respectively, of future capital to grow this joint venture by acquiring special purpose industrial properties that do not conflict with our warehouse and distribution investment strategy. No additional acquisitions have been made by this joint venture and it is unlikely that this joint venture will make acquisitions until interest rates stabilize and financing is more accessible.

The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $552.8 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.
Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2022, we disposed of our interests in 10 properties and one land parcel for an aggregate gross price of $197.0 million. Additionally, the NNN Office JV disposed of six properties for an aggregate $354.9 million of gross proceeds and distributed $28.1 million to us after repayment of an aggregate of $229.5 million of non-recourse debt. The proceeds were primarily used to (1) fund the development pipeline and (2) make investments in real property.

As we near the completion of the capital recycling of our non-industrial assets, we have recycled, and we expect to continue our recycling efforts with respect to our older industrial assets and/or those outside our target markets. We believe capital recycling (1) provides cost effective and timely capital to deleverage and to support for our investment activities and (2) allows us to maintain line capacity and cash in advance of our development commitments.
Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units. As we grow our development pipeline, we expect that development activities will become a greater part of our liquidity needs.

As of December 31, 2022, we had approximately $1.5 billion of indebtedness, consisting of mortgages and notes payable outstanding, a term loan, 2.375%, 2.70%, and 4.40% Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 3.2%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report.
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

We paid approximately $142.5 million in cash dividends to our common and preferred shareholders in 2022. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

Contractual Obligations

As of December 31, 2022, we had six ongoing consolidated development projects and expect to incur approximately $107.0 million of costs in 2023, excluding noncontrolling interests' share, to substantially complete the construction of such projects. As of December 31, 2022, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate the timing of any required fundings for potential development projects on these parcels.

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

Results of Operations

Year ended December 31, 2022 compared with December 31, 2021. The decrease in net income attributable to common shareholders of $268.5 million was primarily due to the items discussed below.

The decrease in total gross revenues of $22.8 million was primarily a result of a decrease of $15.1 million of termination income. In addition, property sales, including the recapitalization in December 2021 of our special purpose industrial portfolio now owned by MFG Cold JV, contributed to the decrease, which was partially offset by revenue from recently acquired properties and an increase in advisory fees during 2022.
The increase in depreciation and amortization expense of $3.9 million was primarily due to acquisition activity.
The increase in property operating expense of $7.6 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in general and administrative expense of $3.3 million was primarily due to an increase of $1.4 million in costs incurred related to the Board of Trustees' strategic alternatives review and costs related to shareholder activism. The remaining $1.9 million increase is primarily due to an increase in severance expense, payroll expense, trustee fees, legal and other consulting costs.
The increase in transaction costs of $3.7 million is primarily related to recognizing the direct costs of entering into a sales-type lease as an expense in accordance with the applicable GAAP accounting guidance, with no similar transaction in the prior year.
The decrease in interest and amortization expense of $1.3 million related primarily to the satisfaction of secured debt in 2021 and a $4.3 million increase in capitalized interest mostly related to increased development. The decrease was partially offset by an increase in interest expense related to increased interest rates on our variable-rate unsecured debt and increased amounts of unsecured debt during 2022 compared to 2021.
The decrease in debt satisfaction losses, net, of $13.8 million was primarily related to the redemption of the 2023 Senior Notes during 2021.
The decrease in impairment charges of $2.5 million was primarily due to the timing of impairment charges taken on certain properties. The impairments were primarily due to shortened hold periods, rising interest rates, vacancy and lack of leasing prospects.
The decrease in gains on sales of properties of $308.2 million was primarily related to the sale of 22 properties to a newly-formed joint venture in 2021 and the timing of property dispositions.
The increase in selling profit from sales-type leases of $47.1 million was due to three leases qualifying as sales-type leases in 2022 with no comparable transactions in 2021.

The increase in equity in earnings (losses) of non-consolidated entities of $16.2 million was primarily due to recognizing our share of gains on sale of five properties from NNN Office JV L.P. in 2022 in the amount of $24.5 million with no property sales at our non-consolidated entities in 2021. The increase was primarily offset by recognizing our share of impairment charges and losses on debt satisfaction related to NNN Office JV L.P. in 2022 in the amount of $5.1 million and $1.5 million, respectively.
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
The analysis of the results of operations for the year ended December 31, 2021 compared with December 31, 2020 is included in our 2021 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, on February 24, 2022.

Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned and included in our portfolio for two comparable reporting periods. We define NOI as operating revenues (rental income (less GAAP rent adjustments, non-cash income related to sales-type leases and lease termination income, net), and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the years ended December 31, 2022 and 2021 ($000):

	Year Ended December 31,
	2022	2021
Total cash base rent	$207,087	$197,684
Tenant reimbursements	35,221	33,186
Property operating expenses	(39,049)	(36,910)
Same-store NOI	$203,259	$193,960
Our reported same-store NOI increased from 2021 to 2022 by 4.8% primarily due to an increase in occupancy and cash base rents. As of December 31, 2022 and 2021, our historical same-store square footage leased was 99.8% and 99.7%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Year ended December 31,
	2022	2021
Net income	$116,243	$385,091

Interest and amortization expense	45,417	46,708
Provision for income taxes	1,102	1,293
Depreciation and amortization	180,567	176,714
General and administrative	38,714	35,458
Transaction costs	4,177	432
Non-operating/advisory fee income	(6,550)	(4,402)
Gains on sales of properties	(59,094)	(367,274)
Impairment charges	3,037	5,541
Selling profit from sales-type leases	(47,059)	—
Debt satisfaction losses, net	119	13,894
Equity in (earnings) losses of non-consolidated entities	(16,006)	190
Lease termination income, net	(238)	(14,972)
Straight-line adjustments	(11,412)	(12,324)
Lease incentives	518	780
Amortization of above/below market leases	(1,865)	(1,551)
Sales-type lease adjustments	(249)	—

NOI	247,421	265,578

Less NOI:
Acquisitions and dispositions	(44,162)	(71,618)
Same-Store NOI	$203,259	$193,960
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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for 2022 and 2021 (dollars in thousands, except share and per share amounts):

	Year Ended December31,
	2022	2021
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$107,307	$375,848
Adjustments:
Depreciation and amortization	177,725	173,833
Impairment charges - real estate, including our share of non-consolidated entities	8,137	5,541
Noncontrolling interests - OP units	156	1,672
Amortization of leasing commissions	2,842	2,881
Joint venture and noncontrolling interest adjustment	11,112	8,370
Gains on sales of properties, including our share of non-consolidated entities	(83,562)	(367,274)
FFO available to common shareholders and unitholders - basic	223,717	200,871
Preferred dividends	6,290	6,290
Amount allocated to participating securities	186	510
FFO available to all equityholders and unitholders - diluted	230,193	207,671
Selling profit from sales-type leases (1)	(47,059)	—
Allowance for credit losses	93	—
Transaction costs(2)	4,177	432
Debt satisfaction losses, net, including our share of non-consolidated entities	1,615	13,894
Other non-recurring costs(3)	2,573	1,199
Noncontrolling interest adjustments	1,469	—
Adjusted Company FFO available to all equityholders and unitholders - diluted	$193,061	$223,196

Per Common Share and Unit Amounts
Basic:
FFO	$0.80	$0.72

Diluted:
FFO	$0.80	$0.72
Adjusted Company FFO	$0.67	$0.78

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	279,887,760	277,640,835
Operating partnership units(4)	853,259	1,918,845
Weighted-average common shares outstanding - basic FFO	280,741,019	279,559,680

Diluted:
Weighted-average common shares outstanding - diluted EPS	282,473,458	287,369,742
Unvested share-based payment awards	17,381	44,261
Preferred shares - Series C	4,710,570	—
Weighted-average common shares outstanding - diluted FFO	287,201,409	287,414,003

(1)    Aggregate gains recognized upon entering into a sales-type lease and exercises of tenant's purchase options in leases.
(2)    Includes initial direct costs incurred in connection with entering into investments classified as sales-type leases and other acquisition related costs.
(3)    Includes strategic alternatives and costs related to shareholder activism.
(4)    Includes OP units other than OP units held by us.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $129.1 million at December 31, 2022 and 2021, which represented 8.6% and 8.5%, respectively, of our aggregate principal consolidated indebtedness. During 2022 and 2021, our variable-rate indebtedness had a weighted-average interest rate of 3.5% and 1.7%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2022 and 2021 would have increased by $2.3 million and $1.7 million, respectively. As of December 31, 2022 and 2021, our aggregate principal consolidated fixed-rate debt was $1.4 billion, which represented 91.4% and 91.5%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2022 and is indicative of the interest rate environment as of December 31, 2022, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.2 billion as of December 31, 2022.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have historically entered into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2022, we had four interest rate swap agreements in our consolidated portfolio, all of which expire in January 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of LXP Industrial Trust
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LXP Industrial Trust and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company makes significant assumptions to estimate its holding period of an asset. Additionally, for those real estate assets where indications of impairment have been identified, the Company makes significant estimates and assumptions related to rental rates and capitalization rates included in the estimated future undiscounted cash flows and, as necessary, the discount rate applied to determine fair value of the assets. Changes in these assumptions could have a significant impact on the identification of real estate assets for impairment, the estimated fair value of the asset, or the amount of any impairment charge recognized. Total real estate assets as of December 31, 2022 were $3.7 billion. The Company recorded $3.0 million of impairment charges on real estate assets during the year ended December 31, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management’s estimated holding period of an asset and to evaluate the assumptions used in undiscounted cash flows and fair value models included the following, among others:

•We tested the effectiveness of controls over management's evaluation of real estate assets for impairment, specifically over identification of possible events or changes in estimated holding period of an asset, controls over rental rates and capitalization rates used in management’s anticipated future undiscounted cash flows, as well as controls over management selection and estimate of discount rates in estimating fair value of real estate assets.

• We evaluated the Company’s assessment of estimated holding periods by:
a.Comparing management’s previous holding period assumptions to the Company’s subsequent sale of an asset.
b.Discussing with accounting and operations management the Company’s intent regarding sale or holding onto the asset.
c.Evaluating the consistency of the assumptions used with obtained audit evidence in other audit areas.
d.Reading minutes of the executive committee and board of directors’ meetings to identify any indicators that a long-lived asset will likely be sold or otherwise disposed of before the end of its previously estimated useful life.

•    We evaluated the Company’s determination of anticipated future undiscounted cash flows for those assets with impairment indicators and for which the fair value for those that the carrying value was determined not to be recoverable by performing the following:

a.With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including testing the source information underlying the determination of the discount rate, rental rates, capitalization rates and developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management; and (3) mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

New York, New York
February 16, 2023

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of LXP Industrial Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LXP Industrial Trust and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York
February 16, 2023

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2022	2021
Assets:
Real estate, at cost	$3,691,066	$3,583,978
Real estate - intangible assets	328,607	341,403
Land held for development	84,412	104,160
Investments in real estate under construction	361,924	161,165
Real estate, gross	4,466,009	4,190,706
Less: accumulated depreciation and amortization	800,470	655,740
Real estate, net	3,665,539	3,534,966
Assets held for sale	66,434	82,586
Right-of-use assets, net	23,986	27,966
Cash and cash equivalents	54,390	190,926
Restricted cash	116	101
Investments in non-consolidated entities	58,206	74,559
Deferred expenses (net of accumulated amortization of $20,348 in 2022 and $18,356 in 2021)	25,207	18,861
Investment in a sales-type lease, net (allowance for credit loss of $93 in 2022)	61,233	—
Rent receivable - current	3,030	3,526
Rent receivable - deferred	71,392	63,283
Other assets	24,314	8,784
Total assets	$4,053,847	$4,005,558

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$72,103	$83,092
Term loan payable, net	298,959	298,446
Senior notes payable, net	989,295	987,931
Trust preferred securities, net	127,694	127,595
Dividends payable	38,416	37,425
Liabilities held for sale	1,150	3,468
Operating lease liabilities	25,118	29,094
Accounts payable and other liabilities	74,261	77,607
Accrued interest payable	9,181	8,481
Deferred revenue - including below market leases (net of accumulated accretion of $15,430 in 2022 and $14,258 in 2021)	11,452	14,474
Prepaid rent	15,215	14,717
Total liabilities	1,662,844	1,682,330

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 291,719,310 and 283,752,726 shares issued and outstanding in 2022 and 2021, respectively	29	28
Additional paid-in-capital	3,320,087	3,252,506
Accumulated distributions in excess of net income	(1,079,087)	(1,049,434)
Accumulated other comprehensive income (loss)	17,689	(6,258)
Total shareholders’ equity	2,352,734	2,290,858
Noncontrolling interests	38,269	32,370
Total equity	2,391,003	2,323,228
Total liabilities and equity	$4,053,847	$4,005,558

The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2022	2021	2020
Gross revenues:
Rental revenue	$313,992	$339,944	$325,811
Other revenue	7,253	4,053	4,637
Total gross revenues	321,245	343,997	330,448
Expense applicable to revenues:
Depreciation and amortization	(180,567)	(176,714)	(161,592)
Property operating	(54,870)	(47,314)	(41,659)
General and administrative	(38,714)	(35,458)	(30,371)
Transaction costs	(4,177)	(432)	(255)
Non-operating income	935	1,364	743
Interest and amortization expense	(45,417)	(46,708)	(55,201)
Debt satisfaction gains (losses), net	(119)	(13,894)	21,452
Impairment charges	(3,037)	(5,541)	(14,460)
Change in allowance for credit loss	(93)	—	—
Gains on sales of properties	59,094	367,274	139,039
Selling profit from sales-type leases	47,059	—	—
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	101,339	386,574	188,144
Provision for income taxes	(1,102)	(1,293)	(1,584)
Equity in earnings (losses) of non-consolidated entities	16,006	(190)	(169)
Net income	116,243	385,091	186,391
Less net income attributable to noncontrolling interests	(2,460)	(2,443)	(3,089)
Net income attributable to LXP Industrial Trust shareholders	113,783	382,648	183,302
Dividends attributable to preferred shares - Series C	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(186)	(510)	(224)
Net income attributable to common shareholders	$107,307	$375,848	$176,788
Net income attributable to common shareholders - per common share basic	$0.38	$1.35	$0.66
Weighted-average common shares outstanding - basic	279,887,760	277,640,835	266,914,843
Net income attributable to common shareholders - per common share diluted	$0.38	$1.34	$0.66
Weighted-average common shares outstanding - diluted	282,473,458	287,369,742	268,182,552
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2022	2021	2020
Net income	$116,243	$385,091	$186,391
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	22,576	11,705	(16,035)
Company's share of other comprehensive income of non-consolidated entities	1,371	—	—
Other comprehensive income (loss)	23,947	11,705	(16,035)
Comprehensive income	140,190	396,796	170,356
Comprehensive income attributable to noncontrolling interests	(2,460)	(2,443)	(3,089)
Comprehensive income attributable to LXP Industrial Trust shareholders	$137,730	$394,353	$167,267
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2022

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2021	$2,323,228	1,935,400	$94,016	283,752,726	$28	$3,252,506	$(1,049,434)	$(6,258)	$32,370
Issuance of partnership interest in real estate	7,814	—	—	—	—	—	—	—	7,814
Redemption of noncontrolling OP units for common shares	—	—	—	39,747	—	211	—	—	(211)
Purchase of noncontrolling interest in consolidated joint venture	(27,958)	—	—	—	—	(25,058)	—	—	(2,900)
Issuance of common shares and deferred compensation amortization, net	229,390	—	—	20,580,816	2	229,388	—	—	—
Repurchase of common shares	(130,676)	—	—	(12,102,074)	(1)	(130,675)	—	—	—
Repurchase of common shares to settle tax obligations	(6,285)	—	—	(410,958)	—	(6,285)	—	—	—
Forfeiture of employee common shares	16	—	—	(140,947)	—	—	16	—	—
Dividends/distributions ($0.485 per common share)	(144,716)	—	—	—	—	—	(143,452)	—	(1,264)
Net income	116,243	—	—	—	—	—	113,783	—	2,460
Other comprehensive income	22,576	—	—	—	—	—	—	22,576	—
Company's share of other comprehensive income of non-consolidated entities	1,371	—	—	—	—	—	—	1,371	—
Balance December 31, 2022	$2,391,003	1,935,400	$94,016	291,719,310	$29	$3,320,087	$(1,079,087)	$17,689	$38,269
The accompanying notes are an integral part of the consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2021

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2020	$1,991,137	1,935,400	$94,016	277,152,450	$28	$3,196,315	$(1,301,726)	$(17,963)	$20,467
Issuance of partnership interest in real estate	21,901	—	—	—	—	—	—	—	21,901
Redemption of noncontrolling OP units for common shares	—	—	—	185,270	—	958	—	—	(958)
Redemption of noncontrolling OP units for real estate	(22,305)	—	—	—	—	(12,919)	—	—	(9,386)
Issuance of common shares and deferred compensation amortization, net	73,851	—	—	6,993,194	—	73,851	—	—	—
Repurchase of common shares to settle tax obligations	(6,134)	—	—	(567,924)	—	(6,134)	—	—	—
Forfeiture of employee common shares	2	—	—	(10,264)	—	—	2	—	—
Dividends/distributions ($0.4425 per common share)	(132,020)	—	—	—	—	—	(130,358)	—	(1,662)
Net income	385,091	—	—	—	—	—	382,648	—	2,443
Other comprehensive income	11,705	—	—	—	—	—	—	11,705	—
Reallocation of noncontrolling interests	—	—	—	—	—	435	—	—	(435)
Balance December 31, 2021	$2,323,228	1,935,400	$94,016	283,752,726	$28	$3,252,506	$(1,049,434)	$(6,258)	$32,370
The accompanying notes are an integral part of the consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2020

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance December 31, 2019	$1,724,719	1,935,400	$94,016	254,770,719	$25	$2,976,670	$(1,363,676)	$(1,928)	$19,612
Issuance of partnership interest in real estate	1,285	—	—	—	—	—	—	—	1,285
Redemption of noncontrolling OP units for common shares	—	—	—	327,453	—	1,614	—	—	(1,614)
Issuance of common shares and deferred compensation amortization, net	231,699	—	—	23,962,696	3	231,696	—	—	—
Repurchase of common shares	(11,042)	—	—	(1,329,940)	—	(11,042)	—	—	—
Repurchase of common shares to settle tax obligations	(2,623)	—	—	(576,011)	—	(2,623)	—	—	—
Forfeiture of employee common shares	1	—	—	(2,467)	—	—	1	—	—
Dividends/distributions ($0.4225 per common share)	(123,258)	—	—	—	—	—	(121,353)	—	(1,905)
Net income	186,391	—	—	—	—	—	183,302	—	3,089
Other comprehensive loss	(16,035)	—	—	—	—	—	—	(16,035)	—
Balance December 31, 2020	$1,991,137	1,935,400	$94,016	277,152,450	$28	$3,196,315	$(1,301,726)	$(17,963)	$20,467
The accompanying notes are an integral part of the consolidated financial statements

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2022	2021	2020
Cash flows from operating activities:
Net income	$116,243	$385,091	$186,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,419	179,523	164,260
Gains on sales of properties	(59,094)	(367,274)	(139,039)
Change in allowance for credit loss	93	—	—
Selling profit from sales-type leases	(47,059)	—	—
Debt satisfaction (gains) losses, net	119	13,894	(21,452)
Impairment charges	3,037	5,541	14,460
Straight-line rents	(11,363)	(12,275)	(13,602)
Amortization of right of use assets	3,980	3,726	3,763
Other non-cash expense, net	6,072	6,734	6,210
Equity in (earnings) losses of non-consolidated entities	(16,006)	190	169
Distributions of accumulated earnings from non-consolidated entities	17,024	—	—
Changes in assets and liabilities
Change in accounts payable and other liabilities	(1,574)	7,996	2,859
Change in rent receivable and prepaid rent, net	623	1,058	80
Change in accrued interest payable	700	2,138	1,866
Other adjustments, net	(1,945)	(5,996)	(4,130)
Net cash provided by operating activities	194,269	220,346	201,835
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(132,026)	(758,371)	(611,754)
Investment in real estate under construction	(276,706)	(288,519)	(53,971)
Capital expenditures	(32,562)	(15,207)	(17,250)
Net proceeds from sale of properties	194,472	728,360	192,560
Investment in loans receivable	—	(1,497)	—
Principal payments on loans receivable	27	8	—
Investments in non-consolidated entities, net	(3,225)	(4,533)	(7,528)
Distributions from non-consolidated entities in excess of accumulated earnings	19,930	8,347	8,055
Payments of deferred leasing costs	(5,156)	(7,297)	(4,841)
Change in real estate deposits, net	(1,673)	947	379
Net cash used in investing activities	(236,919)	(337,762)	(494,350)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(142,461)	(128,334)	(118,384)
Principal amortization payments	(11,275)	(13,552)	(19,441)
Principal payments on debt, excluding normal amortization	—	(14,581)	—
Proceeds of mortgages and notes payable	—	11,610	—
Revolving credit facility borrowings	280,000	555,000	170,000
Revolving credit facility payments	(280,000)	(555,000)	(170,000)
Proceeds from issuance of senior notes	—	399,032	396,932
Repurchase of senior notes	—	(188,756)	(112,312)
Payments for early extinguishment of debt	—	(12,664)	(11,094)
Deferred financing costs	(3,626)	(3,977)	(3,803)
Cash distributions to noncontrolling interests	(1,264)	(1,662)	(1,905)
Cash contributions from noncontrolling interests	7,814	21,411	1,285
Repurchase of common shares	(130,675)	—	(11,042)
Purchase of noncontrolling interest	(27,958)	—	—
Issuance of common shares, net of costs and repurchases to settle tax obligations	215,574	60,575	222,390
Net cash (used in) provided by financing activities	(93,871)	129,102	342,626
Change in cash, cash equivalents and restricted cash	(136,521)	11,686	50,111
Less restricted cash classified as held for sale	—	(80)	—
Cash, cash equivalents and restricted cash, at beginning of year	191,027	179,421	129,310
Cash, cash equivalents and restricted cash, at end of year	$54,506	$191,027	$179,421
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
As of December 31, 2022, the Company had ownership interests in approximately 116 consolidated properties located in 21 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
(2)Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Company and its consolidated subsidiaries. The Company consolidates wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not a primary beneficiary are accounted for under appropriate GAAP.
As of December 31, 2022, the Company had interests in seven consolidated joint ventures with developers, consisting of five on-going development projects and two land joint ventures, with ownership interests ranging from 80% to 95.5%. Each joint venture owns land parcels with the intention of developing industrial properties. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company's consolidated financial statements.
In addition, the Company is the primary beneficiary of certain other VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. (“LCIF”) is a consolidated VIE and the Company, as of December 31, 2022, has an approximate 99% ownership interest.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the consolidated balance sheets as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Real estate, net	$1,027,009	$810,087
Total assets	$1,125,558	$952,611
Total liabilities	$40,200	$47,011
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
Revenue Recognition. The Company recognizes operating lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. The Company evaluates the collectability of its rental payments and recognizes revenue on a cash basis when the Company believes it is no longer probable that it will receive substantially all of the remaining lease payments. Renewal options in leases are excluded from the calculation of straight-line rent if the renewals are not reasonably certain. If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred on the consolidated balance sheets. Sales-type lease income is recognized on an effective interest rate basis at a constant rate of return over the term of the applicable leases using the rate implicit in the leases. The investment in a sales-type lease balance is increased every period to reflect income on the net investment in the lease and reduced by the amount of lease payments collected during the period.
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of current and deferred accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans, the determination of the incremental borrowing rate for leases where the Company is the lessee, the determination of the term and fair value of sales-type leases, the estimate of credit losses for investments in sales-type leases and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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
The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationship values, is measured based on the lease revenue and market value of lease up costs avoided as a result of having an in-place lease on the acquisition date. This aggregate value is allocated between in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases is amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of tenant relationships is amortized to expense over the applicable lease term plus expected renewal periods.
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
Cost Capitalization. The Company capitalizes direct and indirect project costs associated with construction of a property or improvements, including interest and compensation costs of employees directly contributing to the completion of each construction project, up to the time the property is substantially complete and ready for its intended use. These costs are included within investments in real estate under construction for development projects and in construction in progress within real estate, at cost for improvements in the consolidated balance sheets. If activities and costs incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once construction is substantially complete on a vacant space, costs are no longer capitalized. The Company will reclassify a development project to real estate, at cost from investments in real estate under construction once in service upon stabilization. The Company considers stabilization to occur upon 90% occupancy of the property or one-year from substantial completion.

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the consolidated balance sheets. Properties are held for sale for a period longer than 12 months if events or circumstances out of the Company's control occur that delay the sale and while management continues to be committed to the plan of sale and is performing actions necessary to respond to the conditions causing the delay the properties held for sale remain salable in their current condition. The operating results of these properties are reflected as discontinued operations in the consolidated

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
statements of operations only if the sale of these assets represents a major strategic shift in operations; if not, the operating results are included in continuing operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Held for sale properties are evaluated quarterly to ensure that properties continue to meet the held for sale criteria. If properties are required to be reclassified from held for sale to held for use due to changes to a plan of sale, they are recorded at the lower of fair value or the carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used. Properties that do not meet the held for sale criteria are accounted for as operating properties.

Deferred Expenses. Deferred expenses consist primarily of revolving line of credit debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.
Investment in Sales-Type Leases. Investments in sales-type leases are accounted for under ASC 842 “Leases” (“ASC 842”). Upon lease commencement or lease modification, the Company assesses lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, the Company separately assesses the land and building components of the property to determine the classification of each component unless the effect of separately accounting for the land component will be insignificant. If the lease is determined to be a direct financing or sales-type lease, the Company records a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the lease classification and the collectability of the minimum lease payments. Initial direct costs are recognized as an expense if, at the commencement date, the fair value of the underlying asset is different from its carrying amount. If the fair value of the underlying asset equals its carrying amount, initial direct costs are deferred at the commencement date and included in the measurement of the net investment in the lease.

Allowance for Credit Losses. On January 1, 2020, the Company adopted ASC 326 “Financial Instruments-Credit Losses” (“ASC 326” or “CECL”), which requires that the Company measures and records current expected credit losses for its investments, the scope of which includes investment in sales-type leases in its consolidated balance sheets.
The Company has elected to use a discounted cash flow model to estimate the allowance for credit losses. This model requires us to develop cash flows which is used to project estimated credit losses over the life of the lease and discount these cash flows at the asset’s effective interest rate. The Company then records an allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.

Expected losses within the Company's cash flows are determined by estimating the probability of default of the tenant and their parent guarantors over the term of the lease. The Company evaluates the collectability of its investment in sales-type leases, net based various probability weighted default scenarios that include, but are not limited to, current payment status, the financial strength of its tenant and its parent guarantors, current economic conditions and 20 years of historical information on corporate defaults. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date.

The allowance is recorded as a reduction to our investment in sales-type leases, net, on the consolidated balance sheets. The Company is required to update its allowance on a quarterly basis with the resulting change being recorded in the consolidated statement of operations for the relevant period. The Company regularly evaluates the extent and impact of any credit deterioration that could affect performance and the value its investment in sales-type leases, as well as the financial and operating capability of the tenant. The Company also evaluates the tenant’s competency in managing and operating the secured property and considers the overall economic environment, real estate sector and geographic sub-market in which the secured property is located. If a tenant's credit deteriorates and it defaults under the terms of the sales-type lease, the Company puts the lease in non-accrual status until it is determined that all payments under the lease are probable of being collected. Write-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Derivative Financial Instruments. The Company accounts for its interest rate swap agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging ("Topic 815"). In accordance with Topic 815, these agreements are carried on the balance sheet at their respective fair values, as an asset if fair value is positive, or as a liability if fair value is negative. If the interest rate swap is designated as a cash flow hedge, the portion of the interest rate swap's change in fair value is reported as a component of other comprehensive income (loss). The Company also accounts for its share of cash flow hedges from non-consolidated entities as part of investment in non-consolidated entities and accumulated other comprehensive income (loss).
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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2022, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

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

On July 5, 2022, the Company transitioned its benchmark interest rate for its term loan from LIBOR to the Secured Overnight Financing Rate, or SOFR. The Company adopted ASU 2020-04 and the adoption of this standard did not have an impact on the Company's consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2022:

	2022	2021	2020
BASIC
Net income attributable to common shareholders	$107,307	$375,848	$176,788
Weighted-average number of common shares outstanding	279,887,760	277,640,835	266,914,843
Net income attributable to common shareholders - per common share basic	$0.38	$1.35	$0.66

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

	2022	2021	2020
DILUTED:
Net income attributable to common shareholders - basic	$107,307	$375,848	$176,788
Impact of assumed conversions	156	7,962	—
Net income attributable to common shareholders	$107,463	$383,810	$176,788

Weighted-average common shares outstanding - basic	279,887,760	277,640,835	266,914,843
Effect of dilutive securities:
Unvested share-based payment awards and options	457,597	989,177	1,267,709
Shares issuable under forward sales agreements	1,274,842	2,110,315	—
Operating Partnership Units	853,259	1,918,845	—
Series C Cumulative Convertible Preferred	—	4,710,570	—
Weighted-average common shares outstanding - diluted	282,473,458	287,369,742	268,182,552

Net income attributable to common shareholders - per common share diluted	$0.38	$1.34	$0.66
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4) Investments in Real Estate
The Company's real estate, net, consists of the following at December 31, 2022 and 2021:

	2022	2021
Real estate, at cost:
Buildings and building improvements	$3,335,029	$3,235,601
Land, land estates and land improvements	346,816	342,895
Construction in progress	9,221	5,482
Real estate intangibles:
In-place lease values	309,393	320,847
Tenant relationships	12,519	13,205
Above-market leases	6,695	7,351
Land held for development	84,412	104,160
Investments in real estate under construction	361,924	161,165
	4,466,009	4,190,706
Accumulated depreciation and amortization(1)	(800,470)	(655,740)
Real estate, net	$3,665,539	$3,534,966
(1)Includes accumulated amortization of real estate intangible assets of $173,443 and $151,041 in 2022 and 2021, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $31,971 in 2023, $26,487 in 2024, $22,558 in 2025, $19,550 in 2026 and $14,466 in 2027.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $11,214 and $14,401, respectively, as of December 31, 2022 and 2021. The estimated accretion for the next five years is $1,830 in 2023, $1,830 in 2024, $1,740 in 2025, $1,538 in 2026 and $1,292 in 2027.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company acquired or completed and placed into service the following assets during 2022 and 2021:
2022:

Market(1)	Acquisition/Completion Date	Initial Cost Basis	Primary Lease Expiration at Acquisition	Land	Building and Improvements	Lease in-place Value Intangible
Cincinnati/Dayton, OH(2)	February 2022	$23,382	N/A	$2,010	$21,372	$—
Cincinnati/Dayton, OH	February 2022	48,660	04/2032	4,197	40,944	3,519
Phoenix, AZ	April 2022	59,140	05/2037	5,366	50,281	3,493
Greenville-Spartanburg, SC(3)	December 2022	64,067	04/2035	2,484	61,583	—
		$195,249		$14,057	$174,180	$7,012

Weighted-average life of intangible assets (years)						12.7
(1)A land parcel located in Hebron, OH was also purchased for $747.
(2)Subsequent to acquisition, property was fully leased for approximately nine years.
(3)Development project substantially completed and placed into service. Initial basis excludes certain remaining costs, including developer partner promote.

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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(1)A land parcel located in Hebron, OH was also purchased for $371.
(2)Development project substantially completed and placed into service.
(3)Subsequent to acquisition, property fully leased for 5.5 years.
(4)Initial basis excludes certain remaining costs, including developer partner promote.
As of December 31, 2022, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft. (unaudited)	Estimated Project Cost(1)	GAAP Investment Balance as of 12/31/2022	Amount Funded as of 12/31/2022(2)	Actual/Estimated Building Completion Date (unaudited)	% Leased as of 12/31/2022
The Cubes at Etna East (95%)(3)	1	Columbus, OH	1,074,840	$72,850	$61,171	$58,455	3Q 2022	—%
Ocala (80%)	1	Central Florida	1,085,280	83,100	73,737	63,388	1Q 2023	—%
Mt. Comfort (80%)	1	Indianapolis, IN	1,053,360	65,500	59,379	49,848	1Q 2023	—%
South Shore (100%)	2	Central Florida	270,885	40,500	25,782	13,553	2Q 2023	—%
Cotton 303 (93%)(4)	2	Phoenix, AZ	880,678	84,200	64,682	56,570	1Q 2023 - 2Q 2023	45%
Smith Farms (90%)(5)	2	Greenville-Spartanburg, SC	1,396,884	101,550	77,173	67,780	1Q 2023 - 2Q 2023	—%
				$447,700	$361,924	$309,594
(1)    Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer partner promote, if any.
(2)    Excludes noncontrolling interests' share.
(3)     Base building achieved substantial completion. Property not in service as of December 31, 2022.
(4)    Pre-leased 392,278 square foot facility with a 10-year lease commencing upon substantial completion of the facility and notice to the tenant.
(5)    In December 2022, substantially completed and placed into service a 797,936 square foot facility subject to a 12-year lease that commenced upon substantial completion of the facility. Remaining two projects ongoing.
As of December 31, 2022, the Company's aggregate investment in development arrangements was $361,924, which included capitalized interest of $6,330 for the year ended December 31, 2022 and is presented as investments in real estate under construction in the accompanying consolidated balance sheets. For the year ended December 31, 2021, capitalized interest for development arrangements was $1,114.
As of December 31, 2022, the details of the land held for industrial development are as follows (in $000's, except acres):

Project (% owned)	Market	Approx. Developable Acres (unaudited)	GAAP Investment Balance as of 12/31/2022	LXP Amount Funded as of 12/31/2022(1)
Consolidated:
Reems & Olive (95.5%)(2)	Phoenix, AZ	320	$77,379	$73,957
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,301	4,213
ATL Fairburn (100%)	Atlanta, GA	14	1,732	1,736
		450	$84,412	$79,906
(1)Excludes noncontrolling interests' share.
(2)Ground leased approximately 100 acres of the original 420 acre development land parcel located in the Phoenix, Arizona market, subject to a 20-year ground lease (with three, 10-year extension options). The initial annual rental payments are $5,228 and escalate by 4% annually.
(5)Dispositions and Impairment
For the years ended December 31, 2022, 2021 and 2020, the Company disposed of its interests in various properties for an aggregate gross disposition price of $196,989, $823,966 and $432,843, respectively, which resulted in gains on sales of $59,094, $367,274 and $139,039, respectively, including, in 2021 the sale of 22 special purpose industrial assets to a newly-formed joint venture, NNN MFG Cold JV L.P. (“MFG Cold JV”), with an unaffiliated third-party.

Included in the 2021 dispositions are three non-industrial properties with a disposition price of $35,369, which was satisfied through (i) the redemption of 1,598,906 operating units ("OP units"), (ii) the assumption of $11,610 of third party mortgage financing that encumbered two of the properties and (iii) $1,497 of seller financing. The seller financing

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
note receivable has a fixed interest rate of 6.0% per annum and matures on August 1, 2025. As of December 31, 2022, the balance of the note receivable is $1,462.

Included in the 2020 dispositions are three properties which were conveyed to the lenders in forgiveness of the mortgage loan encumbering each property. The balances of the non-recourse mortgage loans were in excess of the value of the property collateral, resulting in aggregate debt satisfaction gains, net of $34,450. For the years ended December 31, 2021 and 2020, the Company recognized net debt satisfaction charges relating to properties sold of $229 and $2,879, respectively.

The Company had three and eight properties classified as held for sale at December 31, 2022 and December 31, 2021, respectively. Assets and liabilities of the held for sale properties consisted of the following:

	December 31, 2022	December 31, 2021
Assets:
Real estate, at cost	$131,557	$170,117
Real estate, intangible assets	9,942	9,454
Accumulated depreciation and amortization	(76,205)	(99,659)
Other	1,140	2,674
Total assets held for sale	$66,434	$82,586
Liabilities:
Accounts payable and other liabilities	$637	$1,908
Deferred revenue	143	483
Prepaid rent	370	1,077
Total liabilities held for sale	$1,150	$3,468
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
The Company's Fort Mill, South Carolina office properties that were held for sale as of December 31, 2021 were not sold as of December 31, 2022. It was determined that the properties were not salable in their current condition as of December 31, 2022 and were reclassified as held and used properties. The properties were reclassified to real estate assets, net at $18,625 as of December 31, 2022.
During 2022, 2021 and 2020, the Company recognized aggregate impairment charges on real estate properties of $3,037, $5,541 and $14,460, respectively. During 2022, 2021 and 2020, the aggregate impairment charges were recognized on properties that were primarily impaired due to a reduction in the anticipated holding period for those properties.
(6)Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2022	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$16,318	$—	$16,318	$—

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

		Fair Value Measurements Using
Description	2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$(6,258)	$—	$(6,258)	$—
Impaired real estate assets (1)	$12,735	$—	$—	$12,735
(1)    Represents non-recurring fair value measurement. The Company measured $12,735 of these fair values based on a discounted cash flow analysis, using a discount rate ranging from 8.0% to 10.0% and residual capitalization rates ranging from 7.5% to 8.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2022 and 2021, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment in a sales-type lease, net	$61,233	$60,984	$—	$—

Liabilities
Debt	$1,488,051	$1,293,239	$1,497,064	$1,491,868

The fair value of the Company's investment in a sales-type lease, net is primarily estimated utilizing Level 3 inputs by using a discounted cash flow analysis and an estimate of the unguaranteed residual value.

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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(7)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of December 31,		Equity in earnings (losses) of non-consolidated entities Years ended December 31,
Investment	December 31, 2022	2022	2021	2022	2021	2020
NNN MFG Cold JV L.P. ("MFG Cold JV")(1)	20%	$26,592	$30,752	$(2,050)	$—	$—
NNN Office JV L.P. ("NNN JV")(2)(6)	20%	12,900	24,112	18,156	(140)	(84)
Etna Park 70 LLC(3)	90%	12,975	12,874	(137)	(93)	(104)
Etna Park 70 East LLC(4)	90%	2,126	2,797	(174)	(114)	(89)
BSH Lessee L.P.(5)	25%	3,613	4,024	211	157	108
		$58,206	$74,559	$16,006	$(190)	$(169)
(1)During 2021, the Company disposed of 22 special purpose industrial assets to MFG Cold JV for an aggregate disposition price of $550,000, net of $2,775 of purchase price adjustments, and acquired a 20% interest in the MFG Cold JV. The Company recognized a gain of $239,386 in connection with the disposition of the assets, and, in addition, MFG Cold JV assumed $25,850 of non-recourse mortgage debt in the transaction. MFG Cold JV obtained $381,000 of non-recourse mortgage financing which bears interest at one month Term SOFR plus 245 basis points and has an initial term of two years but can be extended for three additional terms of one year each. MFG Cold JV entered into an interest rate agreement which caps the one-month Term SOFR component of the $381,000 mortgage financing at 3% for two years.
(2)NNN JV is a joint venture formed in 2018 and owns office properties formerly owned by the Company.
(3)Joint venture formed in 2017 with a developer entity to acquire a parcel of land.
(4)Joint venture formed in 2019 with a developer entity to acquire a parcel of land.
(5)A joint venture investment, which owns a single-tenant, net-leased asset.
(6)During 2022, NNN JV sold six assets and the Company recognized its share of aggregate gains on sale and impairment charges of $24,513 and $257, respectively, within equity in earnings (losses) of non-consolidated entities within its consolidated statement of operations. During 2020, NNN JV sold two assets and the Company recognized aggregate gains on the transactions of $557 within equity in earnings (losses) of non-consolidated entities within its consolidated statement of operations.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $5,615, $2,968 and $3,028 for the years ended December 31, 2022, 2021 and 2020.
(8)     Leases

Lessor
Operating Leases. The Company’s lease portfolio as a lessor primarily includes general purpose, single-tenant net-leased real estate assets. Most of the Company’s leases require tenants to pay fixed annual rental payments that escalate on an annual basis and variable payments for other operating expenses, such as real estate taxes, insurance, common area maintenance ("CAM"), and utilities, that are based on the actual expenses incurred.
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
Accounting guidance under ASC 842 requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease and determining the lease term when the contract has renewal, purchase or early termination provisions.

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
Certain tenants have been experiencing financial difficulties as a result of the current economic conditions. During the years ended December 31, 2022, 2021 and 2020, the Company wrote off an aggregate of $417, $370 and $389, respectively, accounts receivable, net, relating to certain tenants suffering from the current economic conditions.
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its consolidated statements of operations. The primary non-lease service included within rental revenue is CAM services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of December 31, 2022, 2021 and 2020, the Company incurred $2, $19 and $67, respectively, of costs that were not incremental to the execution of leases, which are included in property operating expenses in its consolidated statements of operations.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
Sales-Type Leases. During the year ended December 31 2022, the Company had three transactions that qualified as sales-type leases.
In 2022, the Company had two tenants that exercised the purchase option within their lease for an aggregate purchase option price of $34,841. The purchase options were not reasonably certain to be exercised at the commencement date of each lease, resulting in modifications of the operating leases. As a result of these modifications to the leases, the Company re-evaluated the lease classifications and classified both leases as sales-type leases. The Company recognized an aggregate of $10,184 in selling profit from sales-type leases in its consolidated statements of operations related to these transactions for the year ended December 31, 2022.
As of December 31, 2022, the Company had one ground lease for a 100-acre industrial development land parcel located in the Phoenix, Arizona market that is classified as a sales-type lease. At the commencement date of the lease, the Company evaluated the lease classification and classified the lease as a sales-type lease. The lease contains a purchase option in the amount of $20.00 per land square foot starting on the second anniversary date of the lease ending and ending on the third anniversary date. The Company determined that the purchase option is not reasonably certain of being exercised. The lease met the sales-type lease criteria because the present value of the lease payments was equal to substantially all of the fair value of the underlying asset on the lease commencement date. The Company recorded $60,984 in investment in a sales-type lease, net and derecognized $24,109 from land held for development in the consolidated balance sheets. The Company recognized $36,875 in selling profit from sales-type leases and $4,119 of direct costs to enter into the lease within transaction costs in the consolidated statements of operations for the year ended December 31, 2022. The interest income earned from sales-type leases is included in rental revenue in the consolidated statements of operations. The residual value of the land parcel at the end of the ground lease is estimated to equal it's fair value on the commencement date of the lease of $60,984 because land values typically appreciate over time but the accounting guidance does not allow the residual value at the end of the lease to be in excess of the fair value at the commencement date of the lease.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating and sales-type leases for the year ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
Classification	2022	2021	2020
Fixed	$267,644	$287,552	$293,457
Sales-type lease income	1,936	—	—
Variable(1)(2)	44,412	52,392	32,354
Total	$313,992	$339,944	$325,811
(1)    Primarily comprised of tenant reimbursements.
(2)    Variable lease payments contain termination revenue of $238, $15,371, and $857 for the years ending December 31, 2022, 2021 and 2020, respectively.

Future fixed rental receipts for operating and sales-type leases, assuming no new or re-negotiated leases as of December 31, 2022 were as follows:

Year ending December 31,	Operating	Sales-Type
2023	$263,035	$5,228
2024	240,160	5,263
2025	220,981	5,473
2026	201,251	5,692
2027	164,056	5,920
Thereafter	615,728	739,162
Total	$1,705,211	$766,738
Difference between undiscounted cash flow and present value		705,412
Investment in a sales-type lease		$61,326
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
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of December 31, 2022. The leases have remaining lease terms of up to 38 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
The accounting guidance under ASC 842 requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or termination provisions and determining the discount rate.

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
Supplemental information related to operating leases is as follows:

	Years Ended December 31,
	2022	2021
Weighted-average remaining lease term
Operating leases (years)	9.4	9.7
Weighted-average discount rate
Operating leases	4.0%	4.0%
The components of lease expense for the year ended December 31, 2022, 2021 and 2020 were as follows:

Income Statement Classification	Fixed	Variable	Total
2022:
Property operating	$3,543	$—	$3,543
General and administrative	1,520	122	1,642
Total	$5,063	$122	$5,185

2021:
Property operating	$3,645	$3	$3,648
General and administrative	1,380	70	1,450
Total	$5,025	$73	$5,098

2020:
Property operating	$3,969	$2	$3,971
General and administrative	1,348	105	1,453
Total	$5,317	$107	$5,424
The Company recognized sublease income of $3,320, $3,425 and $3,756 in 2022, 2021 and 2020, respectively.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following table shows the Company's maturity analysis of its operating lease liabilities as of December 31, 2022:

Year ending December 31,	Operating Leases
2023	$5,290
2024	5,199
2025	5,204
2026	4,174
2027	3,673
Thereafter	7,501
Total lease payments	31,041
Less: Imputed interest	(5,923)
Present value of lease liabilities	$25,118
(9) Allowance for Credit Loss
During 2022, the Company recognized a $93 credit loss allowance resulting from an investment in a sales-type lease. There were no allowances for credit losses in 2021 or 2020.
As of December 31, 2022, the lessee in the sales-type lease remains current on their obligations to the Company and, therefore, the investment is not on non-accrual status.

The following tables detail the allowance for credit loss as of December 31, 2022:

	As of December 31, 2022
	Amortized cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investment in a sales-type lease	$61,326	$(93)	$61,233	0.15%

(10) Mortgages and Notes Payable
The Company had the following mortgages and notes payable outstanding as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Mortgages and notes payable	$73,154	$84,429
Unamortized debt issuance costs	(1,051)	(1,337)
	$72,103	$83,092
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3% at December 31, 2022 and 2021, respectively, and all mortgages and notes payable mature between 2023 and 2031, as of December 31, 2022. The weighted-average interest rate at December 31, 2022 and 2021 was approximately 4.0%, respectively.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of December 31, 2022, are as follows:

	Maturity Date	Interest Rate
$600,000 Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300,000 Term Loan(2)	January 2025	Term SOFR + 1.00%
(1)In July 2022, the Company amended its revolving credit facility and the 2025 term loan to provide for a new revolving credit facility and the continuation of the 2025 term loan (the "2022 Credit Agreement"). The 2022 Credit Agreement, among other things: (i) extended the maturity date of the revolving portion from February 2023 to July 2026, with two six-month extension options, subject to certain conditions, (ii) reduced the applicable margin for the revolving portion of the credit facility by five basis points to a range from 0.725% to 1.400%, and allows for further reductions upon the achievement of to-be-determined sustainability metrics, (iii) amended the debt covenants by reducing the capitalization rate for determining asset value and (iv) transitioned the facility to SOFR. Simultaneously, the Company converted its interest rate swap agreements to Term SOFR, which resulted in a new fixed interest rate of 2.722% on the Company's 2025 term loan. The Company recognized $119 of debt

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
satisfaction losses in connection with the transaction. At December 31, 2022, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2)The aggregate unamortized debt issuance costs for the term loan was $1,041 and $1,554 as of December 31, 2022 and 2021, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at December 31, 2022.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.
Scheduled principal and balloon payments for mortgages, notes payable and term loan for the next five years and thereafter are as follows:

Year ending December 31,	Total
2023	$12,265
2024	5,373
2025	5,570
2026	5,773
2027	5,984
Thereafter	38,189
73,154
Unamortized debt issuance costs	(1,051)
$72,103

Included in the consolidated statements of operations, the Company recognized debt satisfaction charges, net, of $717 for the year ended 2021 due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $7,235, $2,974 and $1,745 of interest expense for the years ended 2022, 2021 and 2020, respectively.

(11)     Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2022 and 2021:

Issue Date	December 31, 2022	December 31, 2021	Interest Rate	Maturity Date	Issue Price
August 2021	$400,000	$400,000	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
	998,932	998,932
Unamortized debt discount	(3,228)	(3,655)
Unamortized debt issuance cost	(6,409)	(7,346)
	$989,295	$987,931
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
In August 2020, the Company issued $400,000 aggregate principal amount of 2.70% Senior Notes due 2030 ("2030 Senior Notes") at an issuance price of 99.233% of the principal amount. The Company issued the 2030 Senior Notes at an initial discount of $3,068 which is being recognized as additional interest expense over the term of the 2030 Senior Notes. The Company used the proceeds from the offering of the 2030 Notes to repurchase $61,244 and $51,068 aggregate principal balance of its outstanding 2023 Senior Notes and 4.40% Senior Notes 2024, respectively through a tender offer. The Company recognized a $10,199 debt satisfaction loss related to the aggregate repurchases, which included a write-off of the proportionate amount of unamortized discount and debt issuance costs related to the 2023 and 2024 senior notes.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, bear interest at a variable rate of three month LIBOR plus 170 basis points through maturity. The interest rate at December 31, 2022 was 6.115%. As of December 31, 2022 and 2021, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,426 and $1,525, respectively, of unamortized debt issuance costs.
Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2023	$—
2024	198,932
2025	—
2026	—
2027	—
Thereafter	929,120
1,128,052
Unamortized debt discounts	(3,228)
Unamortized debt issuance costs	(7,835)
$1,116,989
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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during 2022 and 2021.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
During July 2022, the Company transitioned its four interest rate swap agreements with its counterparties to a benchmark rate of Term SOFR. The swaps were designated as cash flow hedges of the risk in variability attributable to changes in the Term SOFR swap rates on its $300,000 SOFR-indexed variable rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the maturity of the term loan in January 2025. During the next 12 months, the Company estimates that an additional $9,373 will be reclassified as a decrease to interest expense if the swaps remain outstanding.
As of December 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets.

	As of December 31, 2022		As of December 31, 2021
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swap Liability	Other Assets	$16,318	Other Liabilities	$(6,258)

The table below present the effect of the Company's derivative financial instruments on the consolidated statements of operations for 2022 and 2021:

Derivatives in Cash Flow	Amount of Gain Recognized in OCI on Derivative December 31,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income (1) December 31,
Hedging Relationships	2022	2021	2022	2021
Interest Rate Swap	$22,578	$6,755	$(2)	$4,950
The Company's share of non-consolidated entity's interest rate cap	1,455	—	(84)	—
Total	$24,033	$6,755	$(86)	$4,950
(1) Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the consolidated statements of operations.

Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded was $45,417 and $46,708 for 2022 and 2021, respectively.

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2022, the Company had not posted any collateral related to the agreements.

(13)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2022, 2021 and 2020, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(14)Equity
Shareholders' Equity:

At-The-Market Offering Program. The Company maintains an At-The-Market offering program (“ATM program”) under which the Company can issue common shares, including through forward sales contracts.

During 2022, the Company issued 3,649,023 common shares previously sold on a forward basis in the first quarter of 2021 on the maturity date of the contracts and received $38,492 of net proceeds. During 2021, the Company settled 4,990,717 common shares previously sold on a forward basis on the maturity date of the contract and received $53,567 of net proceeds.

During 2021, the Company sold 1,052,800 common shares under the ATM program for net proceeds of $13,532. The Company did not sell common shares under the ATM program during the twelve months ended December 31, 2022.

During 2021, the Company amended the terms of its ATM offering program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of December 31, 2022, common shares with an aggregate value of $294,985 remain available for issuance under the ATM program.

Underwritten Equity Offerings. During 2021, the Company entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering that have not yet settled. The forward sale contracts were settled in December 2022, and the Company received $183,419 of net proceeds.

Stock Based Compensation. In addition, during the years ended December 31, 2022, 2021 and 2020, the Company issued 930,602, 949,573 and 756,380 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 10,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. During 2022, 12,102,074 common shares were repurchased and retired for an average price of $10.78 per share. During 2021, there were no share repurchases. As of December 31, 2022, 6,874,241 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of December 31, 2022.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at December 31, 2022. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2022, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Years ended December 31,
	2022	2021
Balance at beginning of period	$(6,258)	$(17,963)
Other comprehensive income (loss) before reclassifications	24,033	6,755
Amounts of loss reclassified from accumulated other comprehensive loss to interest expense	(86)	4,950
Balance at end of period	$17,689	$(6,258)

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

During 2021, LCIF redeemed and canceled 1,598,906 OP units in connection with the disposition of the three properties.

During 2022, 2021 and 2020, 39,747, 185,270 and 327,453 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $211, $958 and $1,614, respectively.

As of December 31, 2022, there were approximately 739,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2022	2021	2020
Net income attributable to LXP Industrial Trust shareholders	$113,783	$382,648	$183,302
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for reallocation of noncontrolling interests	—	435	—
Increase in additional paid-in-capital for redemption of noncontrolling OP units	211	958	1,614
Change from net income attributable to shareholders and transfers from noncontrolling interests	$113,994	$384,041	$184,916

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(15)Benefit Plans
Non-vested share activity for the years ended December 31, 2022 and 2021, is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance at December 31, 2020	2,704,729	$7.27
Granted	899,328	7.85
Vested	(1,303,149)	7.82
Forfeited	(10,264)	10.09
Balance at December 31, 2021	2,290,644	7.17
Granted	860,665	10.97
Vested	(951,472)	7.00
Forfeited	(140,947)	9.21
Balance at December 31, 2022	2,058,890	$8.70

During 2022 and 2021, the Company granted common shares to certain employees and trustees as follows:

	2022	2021
Performance Shares(1)
Shares issued:
Index	282,720	297,636
Peer	282,715	297,632

Grant date fair value per share:(2)
Index	$9.40	$7.13
Peer	$8.78	$6.23

Non-Vested Common Shares:(3)
Shares issued	295,230	304,060
Grant date fair value	$4,304	$3,080
(1)The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During 2022, all of the 552,121 performance shares issued in 2019 vested. During 2021, all of the 662,044 performance shares issued in 2018 vested.
(2)The fair value of grants was determined at the grant date using a Monte Carlo simulation model.
(3)The shares vest ratably over a three-year service period.

In addition, during 2022, 2021 and 2020, the Company issued 69,937, 50,245, and 47,130, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $849, $587, and $500, respectively.

As of December 31, 2022, of the remaining 2,058,890 non-vested shares, 533,827 are subject to time-based vesting and 1,525,063 are subject to performance-based vesting. At December 31, 2022, there are 4,094,587 awards available for grant. The Company has $7,968 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 1.7 years.
The Company has established a trust for a certain officer in which vested common shares granted for the benefit of the officers are deposited. The officer exerts no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2022 and 2021, there were 130,863 common shares in the trust.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $480, $426 and $393 of contributions are applicable to 2022, 2021 and 2020, respectively.
During 2022, 2021 and 2020, the Company recognized $6,636, $6,554 and $6,185, respectively, in expense relating to scheduled vesting of common share grants.

(16)    Related Party Transactions
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
The Company's provision for income taxes for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	2022	2021	2020
Current:
Federal	$—	$(26)	$(173)
State and local	(1,120)	(1,267)	(1,411)
Deferred federal(1)	18	—	—
Total	$(1,102)	$(1,293)	$(1,584)
(1)     The net deferred tax asset is included in Other assets on the accompanying consolidated balance sheets at December 31, 2022. This net deferred tax asset relates primarily to a net operating loss carryforward.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2022	2021	2020
Federal provision at statutory tax rate (21%)	$18	$(35)	$(195)
State and local taxes, net of federal benefit	—	—	(77)
Other	(1,120)	(1,258)	(1,312)
Total	$(1,102)	$(1,293)	$(1,584)

For the years ended December 31, 2022, 2021 and 2020, the “other” amount is comprised primarily of state franchise taxes of $1,121, $1,267 and $1,314, respectively.

As of December 31, 2022, the Company had estimated net operating loss carry forward for income tax reporting purposes of $84.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2022, is as follows:

	2022	2021	2020
Total dividends per share	$0.48	$0.43	$0.42
Ordinary income	81.26%	65.89%	95.10%
Qualifying dividend	—%	0.1%	0.6%
Capital gain	—	—	—
Return of capital	18.74%	34.01%	4.3%
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2022, is as follows:

	2022	2021	2020
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	100.00%	99.84%	99.38%
Qualifying dividend	—%	0.16%	0.62%
Capital gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

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
As of December 31, 2022, the Company had six ongoing consolidated development projects and expects to incur approximately $107,000 of costs in 2023, excluding noncontrolling interests' share, to substantially complete the construction of such projects. As of December 31, 2022, the Company had interests in various industrial land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(19)    Supplemental Disclosure of Statement of Cash Flow Information

	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$190,926	$178,795	$122,666
Restricted cash at beginning of period	101	626	6,644
Cash, cash equivalents and restricted cash at beginning of period	$191,027	$179,421	$129,310

Cash and cash equivalents at end of period	$54,390	$190,926	$178,795
Restricted cash at end of period	116	101	626
Cash, cash equivalents and restricted cash at end of period	$54,506	$191,027	$179,421
In addition to disclosures discussed elsewhere, during 2022, 2021 and 2020, the Company paid $48,675, $44,234 and $52,059, respectively, for interest and $1,265, $1,569 and $1,748, respectively, for income taxes.
During the year ended December 31, 2022, 2021 and 2020, the Company accrued additions for capital projects of $42,962, $41,100 and $12,666, respectively.
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
(20)    Subsequent Events
Subsequent to December 31, 2022, the Company borrowed $20,000, net, on its revolving credit facility.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
WAREHOUSE/DISTRIBUTION PROPERTIES
Stabilized:
Industrial	Chandler, AZ	$—	$10,733	$69,517	$80,250	$7,001	Nov-20
Industrial	Goodyear, AZ	—	5,247	36,115	41,362	6,738	Nov-18
Industrial	Goodyear, AZ	40,935	11,970	50,072	62,042	6,822	Nov-19
Industrial	Goodyear, AZ	—	1,614	16,222	17,836	1,975	Jan-20
Industrial	Goodyear, AZ	—	11,732	52,840	64,572	2,486	Nov-21	2021
Industrial	Phoenix, AZ	—	8,027	77,140	85,167	3,326	Dec-21
Industrial	Phoenix, AZ	—	5,366	50,281	55,647	1,575	Apr-22
Industrial	Tolleson, AZ	—	3,311	16,013	19,324	2,295	Oct-19
Industrial	Lakeland, FL	—	1,416	20,986	22,402	1,676	Jan-21
Industrial	Ocala, FL	—	4,113	49,991	54,104	5,469	Jun-20
Industrial	Orlando, FL	—	1,030	10,869	11,899	4,903	Dec-06
Industrial	Plant City, FL	—	2,610	45,983	48,593	3,161	Dec-21
Industrial	Tampa, FL	—	2,160	11,109	13,269	8,065	Jul-88
Industrial	Adairsville, GA	—	1,465	23,950	25,415	1,040	Dec-21
Industrial	Austell, GA	—	3,251	51,518	54,769	10,517	Jun-19
Industrial	Cartersville, GA	—	2,497	42,242	44,739	1,901	Dec-21
Industrial	Cartersville, GA	—	2,006	33,279	35,285	1,460	Dec-21
Industrial	Fairburn, GA	—	7,209	44,030	51,239	2,083	Nov-21	2021
Industrial	McDonough, GA	—	5,441	52,790	58,231	11,870	Aug-17
Industrial	McDonough, GA	—	3,253	30,956	34,209	5,286	Feb-19
Industrial	Pooler, GA	—	1,690	30,346	32,036	3,664	Apr-20
Industrial	Rincon, GA	—	3,775	34,357	38,132	3,414	Sep-20
Industrial	Savannah, GA	—	2,560	25,812	28,372	2,861	Jun-20
Industrial	Savannah, GA	—	1,070	7,458	8,528	830	Jun-20
Industrial	Union City, GA	—	2,536	22,830	25,366	3,528	Jun-19
Industrial	Edwardsville, IL	—	4,593	34,588	39,181	8,606	Dec-16
Industrial	Edwardsville, IL	—	3,649	41,310	44,959	8,388	Jun-18
Industrial	Minooka, IL	—	1,788	34,301	36,089	4,181	Jan-20
Industrial	Minooka, IL	—	3,432	40,949	44,381	5,325	Dec-19
Industrial	Minooka, IL	—	3,681	45,817	49,498	5,809	Jan-20
Industrial	Rantoul, IL	—	1,304	32,562	33,866	8,052	Jan-14	2014
Industrial	Rockford, IL	—	371	2,647	3,018	1,171	Dec-06
Industrial	Rockford, IL	—	509	5,921	6,430	2,391	Dec-06
Industrial	Lafayette, IN	—	662	15,814	16,476	4,203	Oct-17
Industrial	Lebanon, IN	—	2,100	29,996	32,096	7,230	Feb-17
Industrial	Whiteland, IN	—	741	14,486	15,227	785	Oct-21
Industrial	Whiteland, IN	—	1,991	39,334	41,325	2,195	Oct-21
Industrial	Whiteland, IN	—	695	13,956	14,651	755	Oct-21
Industrial	Whitestown, IN	—	1,162	11,825	12,987	992	Jan-21
Industrial	Whitestown, IN	—	1,954	17,011	18,965	2,917	Jan-19
Industrial	Whitestown, IN	—	1,208	12,052	13,260	1,014	Jan-21
Industrial	Whitestown, IN	—	8,335	80,054	88,389	3,695	Dec-21
Industrial	New Century, KS	—	—	13,424	13,424	3,515	Feb-17
Industrial	Walton, KY	—	2,010	21,457	23,467	790	Feb-22
Industrial	Walton, KY	—	4,197	41,043	45,240	1,504	Feb-22
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	618	Sep-12
Industrial	Byhalia, MS	—	1,006	35,795	36,801	10,679	May-11	2011
Industrial	Byhalia, MS	—	1,751	31,429	33,180	9,588	Sep-17
Industrial	Canton, MS	—	5,077	71,289	76,366	26,763	Mar-15
Industrial	Olive Branch, MS	—	2,500	48,907	51,407	9,176	Apr-18
Industrial	Olive Branch, MS	—	1,958	38,702	40,660	8,500	Apr-18
Industrial	Olive Branch, MS	—	2,646	40,446	43,092	6,238	May-19
Industrial	Olive Branch, MS	—	851	15,630	16,481	2,360	May-19
Industrial	Shelby, NC	—	1,421	18,862	20,283	7,978	Jun-11	2011
Industrial	Statesville, NC	—	891	21,994	22,885	7,831	Dec-06

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Industrial	Erwin, NY	—	1,648	12,514	14,162	4,956	Sep-12
Industrial	Long Island City, NY	25,046	—	42,759	42,759	27,976	Mar-13	2013
Industrial	Chillicothe, OH	—	735	10,939	11,674	4,719	Oct-11
Industrial	Columbus, OH	—	2,251	25,279	27,530	1,476	Aug-21
Industrial	Glenwillow, OH	—	2,228	24,530	26,758	10,168	Dec-06
Industrial	Hebron, OH	—	1,803	5,796	7,599	2,797	Dec-97
Industrial	Hebron, OH	—	2,052	10,316	12,368	4,716	Dec-01
Industrial	Lockbourne, OH	—	2,800	16,678	19,478	1,456	Mar-21	2021
Industrial	Monroe, OH	—	1,109	16,477	17,586	1,137	Dec-21
Industrial	Monroe, OH	—	544	14,120	14,664	1,912	Sep-19
Industrial	Monroe, OH	—	3,123	60,702	63,825	9,031	Sep-19
Industrial	Monroe, OH	—	3,950	88,422	92,372	12,667	Sep-19
Industrial	Streetsboro, OH	—	2,441	25,282	27,723	12,742	Jun-07
Industrial	Bristol, PA	—	2,508	15,863	18,371	9,909	Mar-98
Industrial	Duncan, SC	—	2,819	24,509	27,328	1,588	Jul-21
Industrial	Duncan, SC	—	1,169	23,070	24,239	1,469	Jul-21
Industrial	Duncan, SC	—	1,020	18,328	19,348	1,136	Jul-21
Industrial	Duncan, SC	—	1,710	27,817	29,527	1,782	Jul-21
Industrial	Duncan, SC	—	1,406	14,272	15,678	2,014	Oct-19
Industrial	Duncan, SC	—	1,257	13,252	14,509	1,877	Oct-19
Industrial	Duncan, SC	—	1,615	27,830	29,445	4,515	Apr-19
Industrial	Greer, SC	—	1,329	22,393	23,722	1,417	Jun-21
Industrial	Greer, SC	—	6,959	78,405	85,364	9,992	Dec-19
Industrial	Greer, SC	—	2,376	32,129	34,505	2,062	Jun-21
Industrial	Greer, SC	—	2,484	61,583	64,067	—	Jul-21	2022
Industrial	Spartanburg, SC	—	1,447	23,758	25,205	5,548	Aug-18
Industrial	Spartanburg, SC	—	1,186	15,820	17,006	1,394	Dec-20
Industrial	Antioch, TN	—	3,847	17,357	21,204	5,858	May-07
Industrial	Cleveland, TN	—	1,871	29,743	31,614	7,354	May-17
Industrial	Jackson, TN	—	1,454	49,134	50,588	11,038	Sep-17
Industrial	Lewisburg, TN	—	173	10,865	11,038	2,941	May-14
Industrial	Millington, TN	—	723	20,664	21,387	15,887	Apr-05
Industrial	Smyrna, TN	—	1,793	93,940	95,733	21,646	Sep-17
Industrial	Carrollton, TX	—	3,228	16,234	19,462	4,278	Sep-18
Industrial	Dallas, TX	—	2,420	23,330	25,750	3,613	Apr-19
Industrial	Deer Park, TX	—	6,489	28,470	34,959	2,070	May-21
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	4,289	Jun-17
Industrial	Houston, TX	—	15,055	57,949	73,004	17,586	Mar-13
Industrial	Hutchins, TX	—	1,307	8,472	9,779	974	May-20
Industrial	Lancaster, TX	—	3,847	25,037	28,884	2,195	Dec-20
Industrial	Missouri City, TX	—	14,555	5,895	20,450	5,895	Apr-12
Industrial	Northlake, TX	—	4,500	71,636	76,136	8,676	Feb-20
Industrial	Northlake, TX	—	3,938	37,189	41,127	3,466	Dec-20
Industrial	Pasadena, TX	—	4,272	22,295	26,567	1,604	May-21
Industrial	Pasadena, TX	—	2,202	17,135	19,337	1,843	Jun-20
Industrial	Pasadena, TX	—	1,792	9,089	10,881	648	May-21
Industrial	Pasadena, TX	—	4,057	17,810	21,867	3,526	Aug-18
Industrial	San Antonio, TX	—	1,311	36,644	37,955	8,669	Jun-17
Industrial	Chester, VA	—	8,544	53,067	61,611	10,757	Dec-18
Industrial	Winchester, VA	—	1,988	32,536	34,524	6,959	Dec-17
Industrial	Winchester, VA	—	2,818	24,422	27,240	2,497	Sep-20
Industrial	Winchester, VA	—	3,823	12,373	16,196	5,530	Jun-07
OTHER PROPERTIES
Other	Palo Alto, CA	7,173	12,400	16,977	29,377	28,131	Dec-06
Other	Owensboro, KY	—	819	2,439	3,258	1,401	Dec-06
Other	Baltimore, MD	—	4,605	—	4,605	—	Dec-06
Other	Fort Mill, SC	—	1,798	26,964	28,762	21,574	Aug-04

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Other	Fort Mill, SC	—	3,601	16,306	19,907	8,471	Dec-02

Construction in progress		—	—	—	9,221	—
Deferred loan costs, net		(1,051)	—	—	—	—

		$72,103	$346,816	$3,335,029	$3,691,066	$627,027

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Land estates	Up to 51 years
Tenant improvements	Shorter of useful life or term of related lease

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued
The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2022 for federal income tax purposes was approximately $4.4 billion.

	2022	2021	2020
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,583,978	$3,514,564	$3,320,574
Additions during year	229,962	860,311	580,861
Properties sold and impaired during the year	(161,393)	(653,247)	(354,218)
Other reclassifications	38,519	(137,650)	(32,653)
Balance at end of year	$3,691,066	$3,583,978	$3,514,564

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$504,699	$684,468	$675,596
Depreciation and amortization expense	144,163	138,879	127,504
Accumulated depreciation and amortization of properties sold and impaired during year	(43,521)	(244,751)	(102,261)
Other reclassifications	21,686	(73,897)	(16,371)
Balance at end of year	$627,027	$504,699	$684,468

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.
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

PART IV.
Item 15. Exhibits, Financial Statement Schedules

Exhibit No.		Description

3.1	—	Articles of Merger and Amended and Restated Declaration of Trust of the Company, dated December 31, 2006 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 8, 2007)(1)
3.2	—
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
Articles of Amendment to the Amended and Restated Declaration of Trust dated as of May 26, 2022 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 27, 2022 (the "05/27/22 8-K")(1)

3.5	—	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.6 to the Company's Quarterly Report on from 10-Q filed November 3, 2022)(1)
3.6	—
Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014)(1)

4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for year ended December 31, 2021)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
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

4.7	—	Indenture, dated as of May 9, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.8	—	First Supplemental Indenture, dated as of May 20, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)
4.9	—	Second Supplemental Indenture, filed as of August 28, 2020, between the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 28, 2020)(1)
4.10	—	Third Supplemental Indenture, dated as of August 30, 2021, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 30, 2021)(1)
4.11	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (2)
10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 13, 2019)(1)
10.2	—	LXP Industrial Trust Amended 2022 Equity-Based Award Plan (filed as Exhibit 10.1 to the 05/27/2022 8-K)(1, 4)
10.3	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2009)(1, 4)

10.4	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4)
10.5	—	Form of Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017)(1, 4)
10.6		Form of LXP Industrial Trust Restricted Share Agreement (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 17, 2023 (the "01/17/23 8-K"))(1, 4))
10.7		Form of LXP Industrial Trust Nonvested Share Agreement (Filed as Exhibit 10.2 to the 1/17/2023 8-K))(1, 4)
10.8	—	Executive Severance Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (filed on January 19, 2018)(1, 4)
10.9	—
Form of Executive Severance Agreement under the Executive Severance Plan adopted January 18, 2018 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022) (1, 2)

10.10	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.11	—	Funding Agreement, dated as of July 23, 2006, by and between LCIF and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.12	—
Second Amended and Restated Credit Agreement, dated as of July 5, 2022, among the Company, as borrower, each of the financial institutions initially signatory thereto together with their assignees pursuant to Section 12.5 therein and KeyBank, as agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 11, 2022)(1)

10.13	—
First Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2019, among the Company, as borrower, KeyBank, as agent, and each of the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 29, 2019)(1)

10.14	—
Equity Sales Agreement, dated as of November 27, 2019, between the Company and Jefferies LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, BofA Securities, Inc., Mizuho Securities USA LLC and Evercore Group L.L.C. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on November 29, 2019)(1)

10.15	—
Amendment to Equity Sales Agreement, dated as of February 19, 2021, between the Company and the Sales Agents and Bank of America, N.A. and Mizuho Markets Americas LLC (filed as of Exhibit 1.2 to the Company's Current Report on Form 8-K filed on February 22, 2021)(1)

10.16	—
Limited Partnership Agreement of NNN Office JV L.P., dated as of August 31, 2018, among LX JV Investor LLC, as a limited partner, NLSAF LP1 LLC, UHA LP2 LLC, and LXPDK GP LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 5, 2018)(1)

10.17	—
Limited Partnership Agreement of NNN MFG Cold JV L.P., dated as of December 29, 2021, among LX JV Investor II LLC, as a limited partner, LXP MFG C L.P., as a limited partner, and LXPDK II GP LLC, as a general partner (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 3, 2022)(1)

10.18	—
Amendment to Master Confirmation and Supplemental Confirmation of Registered Forward Transaction, dated as of May 6, 2022, between the Company and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2022)(1)

10.19	—
Amendment to Master Confirmation and Supplemental Confirmation of Registered Forward Transaction, dated as of May 6, 2022, between the Trust and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2022)(1)

10.20	—
Amendment to Master Confirmation and Supplemental Confirmation of Registered Forward Transaction, dated as of June 14, 2022, between the Company and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2022)(1)

10.21	—
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
(5)    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LXP Industrial Trust

Dated:	February 16, 2023	By:	/s/ T. Wilson Eglin
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

Signature	Title

/s/ T. Wilson Eglin T. Wilson Eglin	Chairman, Chief Executive Officer and President of the Trust (principal executive officer)

/s/ Beth Boulerice Beth Boulerice	Chief Financial Officer, Executive Vice President and Treasurer of the Trust (principal financial officer)

/s/ Mark Cherone Mark Cherone	Senior Vice President and Chief Accounting Officer of the Trust (principal accounting officer)

/s/ Richard S. Frary Richard S. Frary	Trustee of the Trust

/s/ Lawrence L. Gray Lawrence L. Gray	Trustee of the Trust

/s/ Arun Gupta Arun Gupta	Trustee of the Trust

/s/ Jamie Handwerker Jamie Handwerker	Trustee of the Trust

/s/ Derrick L. Johnson Derrick L. Johnson	Trustee of the Trust

/s/ Claire A. Koeneman Claire A. Koeneman	Trustee of the Trust

/s/ Nancy Elizabeth Noe Nancy Elizabeth Noe	Trustee of the Trust

/s/ Howard Roth Howard Roth	Trustee of the Trust
Each dated: February 16, 2023