Form 10-Q
period 2023-03-31
LXP Industrial Trust
filed 2023-05-03
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 292,580,615 common shares of beneficial interest, par value $0.0001 per share, as of May 1, 2023.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2023	December 31, 2022

Assets:
Real estate, at cost	$3,732,558	$3,691,066
Real estate - intangible assets	328,607	328,607
Land held for development	84,507	84,412
Investments in real estate under construction	349,827	361,924
Real estate, gross	4,495,499	4,466,009
Less: accumulated depreciation and amortization	845,338	800,470
Real estate, net	3,650,161	3,665,539
Assets held for sale	44,286	66,434
Right-of-use assets, net	22,967	23,986
Cash and cash equivalents	42,923	54,390
Restricted cash	120	116
Investments in non-consolidated entities	52,571	58,206
Deferred expenses, net	25,485	25,207
Investment in a sales-type lease, net (allowance for credit loss $172 in 2023 and $93 in 2022)	61,680	61,233
Rent receivable – current	4,141	3,030
Rent receivable – deferred	74,394	71,392
Other assets	26,353	24,314
Total assets	$4,005,081	$4,053,847

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$69,288	$72,103
Term loan payable, net	299,084	298,959
Senior notes payable, net	989,636	989,295
Trust preferred securities, net	127,719	127,694
Dividends payable	38,164	38,416
Liabilities held for sale	1,889	1,150
Operating lease liabilities	23,985	25,118
Accounts payable and other liabilities	57,170	74,261
Accrued interest payable	10,431	9,181
Deferred revenue - including below-market leases, net	10,959	11,452
Prepaid rent	15,994	15,215
Total liabilities	1,644,319	1,662,844

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 292,557,721 and 291,719,310 shares issued and outstanding in 2023 and 2022, respectively	29	29
Additional paid-in-capital	3,320,185	3,320,087
Accumulated distributions in excess of net income	(1,105,875)	(1,079,087)
Accumulated other comprehensive income	14,169	17,689
Total shareholders’ equity	2,322,524	2,352,734
Noncontrolling interests	38,238	38,269
Total equity	2,360,762	2,391,003
Total liabilities and equity	$4,005,081	$4,053,847
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Gross revenues:
Rental revenue	$83,417	$78,536
Other revenue	1,658	1,742
Total gross revenues	85,075	80,278
Expense applicable to revenues:
Depreciation and amortization	(45,741)	(44,506)
Property operating	(15,243)	(14,616)
General and administrative	(9,242)	(10,737)
Non-operating income	194	32
Interest and amortization expense	(11,393)	(10,682)
Impairment charges	(3,523)	—
Change in allowance for credit loss	(79)	—
Gains on sales of properties	7,879	255
Income before provision for income taxes and equity in earnings of non-consolidated entities	7,927	24
Provision for income taxes	(216)	(417)
Equity in earnings of non-consolidated entities	3,604	11,301
Net income	11,315	10,908
Less net income attributable to noncontrolling interests	(149)	(286)
Net income attributable to LXP Industrial Trust shareholders	11,166	10,622
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(72)	(61)
Net income attributable to common shareholders	$9,522	$8,989

Net income attributable to common shareholders - per common share basic	$0.03	$0.03
Weighted-average common shares outstanding – basic	290,080,508	283,640,465

Net income attributable to common shareholders - per common share diluted	$0.03	$0.03
Weighted-average common shares outstanding – diluted	291,040,466	289,067,778
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$11,315	$10,908
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	(3,190)	12,266
Company's share of other comprehensive loss of non-consolidated entities	(330)	—
Other comprehensive income (loss)	(3,520)	12,266
Comprehensive income	7,795	23,174
Comprehensive income attributable to noncontrolling interests	(149)	(286)
Comprehensive income attributable to LXP Industrial Trust shareholders	$7,646	$22,888
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Three Months Ended March 31, 2023	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2022	$2,391,003	1,935,400	$94,016	291,719,310	$29	$3,320,087	$(1,079,087)	$17,689	$38,269
Issuance of partnership interest in real estate	106	—	—	—	—	—	—	—	106
Redemption of noncontrolling OP units for common shares	—	—	—	3,572	—	18	—	—	(18)
Issuance of common shares and deferred compensation amortization, net	2,156	—	—	1,216,166	—	2,156	—	—	—
Repurchase of common shares to settle tax obligations	(2,076)	—	—	(204,780)	—	(2,076)	—	—	—
Forfeiture of employee common shares	—	—	—	(176,547)	—	—	—	—	—
Dividends/distributions ($0.125 per common share)	(38,222)	—	—	—	—	—	(37,954)	—	(268)
Net income	11,315	—	—	—	—	—	11,166	—	149
Other comprehensive loss	(3,190)	—	—	—	—	—	—	(3,190)	—
Company's share of other comprehensive loss of non-consolidated entities	(330)	—	—	—	—	—	—	(330)	—
Balance March 31, 2023	$2,360,762	1,935,400	$94,016	292,557,721	$29	$3,320,185	$(1,105,875)	$14,169	$38,238

Three Months Ended March 31, 2022
Balance December 31, 2021	$2,323,228	1,935,400	$94,016	283,752,726	$28	$3,252,506	$(1,049,434)	$(6,258)	$32,370
Issuance of partnership interest in real estate	4,109	—	—	—	—	—	—	—	4,109
Redemption of noncontrolling OP units for common shares	—	—	—	6,708	—	36	—	—	(36)
Purchase of noncontrolling interest in consolidated joint venture	(27,958)	—	—	—	—	(25,058)	—	—	(2,900)
Issuance of common shares and deferred compensation amortization, net	40,572	—	—	4,523,173	1	40,571	—	—	—
Repurchase of common shares to settle tax obligations	(6,285)	—	—	(410,958)	—	(6,285)	—	—	—
Dividends/distributions ($0.12 per common share)	(36,358)	—	—	—	—	—	(36,186)	—	(172)
Net income	10,908	—	—	—	—	—	10,622	—	286
Other comprehensive income	12,266	—	—	—	—	—	—	12,266	—
Balance March 31, 2022	$2,320,482	1,935,400	$94,016	287,871,649	$29	$3,261,770	$(1,074,998)	$6,008	$33,657

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities:	$37,546	$42,090
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	—	(72,148)
Investment in real estate under construction	(34,256)	(75,368)
Capital expenditures	(3,703)	(5,991)
Net proceeds from sale of properties	27,338	255
Principal payments on loans receivable	1,462	7
Investments in non-consolidated entities	(451)	(121)
Distributions from non-consolidated entities in excess of accumulated earnings	4,736	1,537
Deferred leasing costs	(410)	(536)
Change in real estate deposits, net	(245)	(167)
Net cash used in investing activities	(5,529)	(152,532)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(38,207)	(36,827)
Principal amortization payments	(2,887)	(2,779)
Revolving credit facility borrowings	25,000	—
Revolving credit facility payments	(25,000)	—
Cash contributions from noncontrolling interests	106	4,109
Cash distributions to noncontrolling interests	(268)	(172)
Repurchases to settle tax obligations	(2,076)	(6,285)
Purchase of noncontrolling interest	—	(27,958)
Issuance of common shares, net	(148)	38,495
Net cash used in financing activities	(43,480)	(31,417)
Change in cash, cash equivalents and restricted cash	(11,463)	(141,859)
Cash, cash equivalents and restricted cash, at beginning of period	54,506	191,027
Cash, cash equivalents and restricted cash, at end of period	$43,043	$49,168

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$54,390	$190,926
Restricted cash at beginning of period	116	101
Cash, cash equivalents and restricted cash at beginning of period	$54,506	$191,027

Cash and cash equivalents at end of period	$42,923	$49,063
Restricted cash at end of period	120	105
Cash, cash equivalents and restricted cash at end of period	$43,043	$49,168
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
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
As of March 31, 2023, the Company had ownership interests in approximately 116 consolidated real estate properties, located in 20 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2023 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023 (“Annual Report”).
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
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of March 31, 2023, the Company had interests in seven consolidated joint ventures with developers, consisting of five ongoing development projects and two land joint ventures with ownership interests ranging from 80% to 95.5%. Each joint venture owns land parcels with the intention of developing industrial properties. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company’s unaudited condensed consolidated financial statements.
In addition, the Company is the primary beneficiary of certain other VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. ("LCIF") is a consolidated VIE and the Company, as of March 31, 2023, had an approximate 99% ownership interest.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Real estate, net	$1,039,383	$1,027,009
Total assets	$1,141,236	$1,125,558
Total liabilities	$36,935	$40,200
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
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of current and deferred accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans, the determination of the incremental borrowing rate for leases where the Company is the lessee, the determination of the term and fair value of sales-type leases, the estimated credit losses for investments in sales-type leases and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
On July 5, 2022, the Company transitioned its benchmark interest rate for its term loan from LIBOR to the Secured Overnight Financing Rate, or SOFR. The Company adopted ASU 2020-04 and the adoption of this standard did not have an impact on the Company's unaudited condensed consolidated financial statements. The Company's Trust Preferred Securities will transition from LIBOR to SOFR after June 30, 2023. The Company does not expect a material impact to the financial statements as a result of the transition.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
BASIC
Net income attributable to common shareholders	$9,522	$8,989
Weighted-average number of common shares outstanding - basic	290,080,508	283,640,465

Net income attributable to common shareholders - per common share basic	$0.03	$0.03

DILUTED
Net income attributable to common shareholders - basic	$9,522	$8,989
Impact of assumed conversions	3	—
Net income attributable to common shareholders	$9,525	$8,989

Weighted-average common shares outstanding - basic	290,080,508	283,640,465
Effect of dilutive securities:
Unvested share-based payment awards	127,871	1,078,891
Shares issuable under forward sales agreements	—	4,348,422
Operating partnership units	832,087	—
Weighted-average common shares outstanding - diluted	291,040,466	289,067,778

Net income attributable to common shareholders - per common share diluted	$0.03	$0.03
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
The Company completed and placed into service the following warehouse/distribution facility during the three months ended March 31, 2023:

Market	Placed into Service Date	Initial Cost Basis	Lease Expiration Date	Land	Building and Improvements
Phoenix, Arizona(1)	March 2023	$37,118	08/2033	$7,552	$29,566
(1)    Initial basis excludes certain remaining costs, including developer partner promote, if any.
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
As of March 31, 2023, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft. (unaudited)	Estimated Project Cost(1)	GAAP Investment Balance as of 3/31/2023	Amount Funded as of 3/31/2023(2)	Actual/Estimated Building Completion Date	% Leased as of 3/31/2023
The Cubes at Etna East (95%)(3)	1	Columbus, OH	1,074,840	$72,850	$61,240	$59,888	3Q 2022	(4)
Ocala (80%)(3)	1	Central Florida	1,085,280	83,100	76,529	66,593	1Q 2023	—%
Mt. Comfort (80%)(3)	1	Indianapolis, IN	1,053,360	65,500	61,614	52,119	1Q 2023	—%
Smith Farms (90%)(5)	2	Greenville-Spartanburg, SC	1,396,772	101,550	85,290	72,690	2Q 2023	—%
South Shore (100%)	2	Central Florida	270,885	41,200	31,844	26,277	2Q 2023	—%
Cotton 303 (93%)(6)	1	Phoenix, AZ	488,400	44,100	33,310	31,458	3Q 2023	—%
	8		$5,369,537	$408,300	$349,827	$309,025
(1)    Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer partner promote, if any.
(2)    Excludes noncontrolling interests' share.
(3)     Base building achieved substantial completion. Property not in service as of March 31, 2023.
(4)    Subsequent to quarter end, the property was fully leased subject to a 10-year lease with initial annualized rent of approximately $5,213 with 3.5% annual escalations.
(5)    Subsequent to quarter end, the base building comprised of 1,091,888 square feet was substantially completed.
(6)    Originally a two building project. In March 2023, substantially completed and placed into service a 392,278 square foot facility subject to a 10-year lease. Remaining project ongoing.
As of March 31, 2023, the Company's aggregate investment in development arrangements was $349,827, which included capitalized interest of $1,794 for the three months ended March 31, 2023 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet. For the three months ended March 31, 2022, capitalized interest for development arrangements was $1,146.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of March 31, 2023, the details of the land held for industrial development are as follows (in $000's, except acres):

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 3/31/2023	LXP Amount Funded as of 3/31/2023 (1)
Consolidated:
Reems & Olive (95.5%)	Phoenix, AZ	320	$77,473	$74,109
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,303	4,250
ATL Fairburn JV (100%)	Atlanta, GA	14	1,731	1,736
		450	$84,507	$80,095
(1)    Excludes noncontrolling interests' share.

(4)Dispositions and Impairment
During the three months ended March 31, 2023 and 2022, the Company disposed of its interests in various properties for an aggregate gross disposition price of $27,910 and $289, respectively, and recognized aggregate gains on sales of properties of $7,879 and $255, respectively.
The Company had two and three properties classified as held for sale at March 31, 2023 and December 31, 2022, respectively. Assets and liabilities of the held for sale properties at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Assets:
Real estate, at cost	$54,654	$131,557
Real estate, intangible assets	1,777	9,942
Accumulated depreciation and amortization	(14,119)	(76,205)
Other	1,974	1,140
	$44,286	$66,434

Liabilities:
Accounts payable and liabilities	$863	$637
Deferred revenue	134	143
Prepaid rent	892	370
	$1,889	$1,150
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
During the three month period ended March 31, 2023, the Company recognized an impairment charge of $3,523 due to a potential sale of the property. The Company recognized no impairment charges on real estate during the three month period ended March 31, 2022.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$13,128	$—	$13,128	$—
Impaired real estate assets(1)	$28,869	$—	$28,869	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$16,318	$—	$16,318	$—
(1) Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date. The fair value of $28,869 was based on an observable contract less estimated costs to sell and the Company determined that the fair value of the property falls within Level 2 of the fair value reporting hierarchy.
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2023 and December 31, 2022, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment in a sales-type lease, net	$61,680	$61,852	$61,233	$60,984

Liabilities
Debt	$1,485,727	$1,296,744	$1,488,051	$1,293,239
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
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Company estimates that the fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates carrying value due to the relatively short maturity of the instruments.

(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of		Equity in earnings (losses) of non-consolidated entities
Investment	March 31, 2023	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
NNN MFG Cold JV L.P. ("MFG Cold JV")(1)	20%	$24,320	$26,592	$(802)	$(150)
NNN Office JV L.P. ("NNN JV")(2)	20%	12,769	12,900	(131)	11,451
Etna Park 70 LLC(3)	90%	13,347	12,975	(38)	(25)
Etna Park East LLC(4)	90%	2,135	2,126	(33)	(24)
BSH Lessee L.P.(5)	25%	—	3,613	4,608	49
		$52,571	$58,206	$3,604	$11,301
(1)    MFG Cold JV is a joint venture formed in 2021 that owns special purpose industrial properties formerly owned by the Company.
(2)    NNN JV is a joint venture formed in 2018 that owns office properties formerly owned by the Company. During 2022, NNN JV sold two assets and the Company recognized its share of aggregate gains on sale of $11,315 within equity in earnings of non-consolidated entities within its unaudited condensed consolidated statements of operations.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land.
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land.
(5)    A joint venture investment which sold its sole single-tenant, net-leased asset in January 2023 and the Company recognized its share of the gain on sale of $4,791 within equity in earnings of non-consolidated entities within its unaudited condensed consolidated statements of operations.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments for the three months ended March 31, 2023 and 2022 were $1,208 and $1,451, respectively.

(7)Debt
The Company had the following mortgages and notes payable outstanding as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Mortgages and notes payable	$70,266	$73,154
Unamortized debt issuance costs	(978)	(1,051)
Mortgage notes payable, net	$69,288	$72,103
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3%, at March 31, 2023 and December 31, 2022, respectively, and all mortgages and notes payable mature between 2023 and 2031 as of March 31, 2023. The weighted-average interest rate at March 31, 2023 and December 31, 2022 was approximately 4.0%, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company had the following senior notes outstanding as of March 31, 2023 and December 31, 2022:

Issue Date	March 31, 2023	December 31, 2022	Interest Rate	Maturity Date	Issue Price
August 2021	$400,000	$400,000	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
	998,932	998,932
Unamortized debt discount	(3,122)	(3,228)
Unamortized debt issuance costs	(6,174)	(6,409)
Senior notes payable, net	$989,636	$989,295
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus any potential make-whole premium.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of March 31, 2023, are as follows:

	Maturity Date	Interest Rate
$600,000 Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300,000 Term Loan(2)	January 2025	Term SOFR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to July 2027, subject to certain conditions. The interest rates range from 0.725% to 1.400%, and the revolving credit facility allows for further reductions upon the achievement of to-be-determined sustainability metrics. At March 31, 2023, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2)    The Term SOFR portion of the interest rate was swapped to obtain a current fixed rate of 2.722% per annum. The aggregate unamortized debt issuance costs for the term loan was $916 and $1,041 as of March 31, 2023 and December 31, 2022, respectively.
The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at March 31, 2023.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option and bear interest at a variable rate of three-month LIBOR plus 170 basis points through maturity. The interest rate at March 31, 2023 was 6.502%. As of March 31, 2023 and December 31, 2022, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,401 and $1,426, respectively, of unamortized debt issuance costs. The variable rate will transition from LIBOR to SOFR after June 30, 2023.
The Company capitalized $1,996 and $1,166 of interest expense for the three months ended March 31, 2023 and 2022, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2023 and 2022.
During July 2022, the Company transitioned its four interest rate swap agreements with its counterparties to a benchmark rate of Term SOFR. The swaps were designated as cash flow hedges of the risk in variability attributable to changes in the Term SOFR swap rates on its $300,000 SOFR-indexed variable rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the maturity of the term loan in January 2025. During the next 12 months, the Company estimates that an additional $8,826 will be reclassified as a decrease in interest expense if the swaps remain outstanding.
As of March 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets:

	As of March 31, 2023		As of December 31, 2022
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Assets	$13,128	Other Assets	$16,318

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives March 31,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income(1) March 31,
Hedging Relationships	2023	2022	2023	2022
Interest Rate Swaps	$(1,019)	$11,078	$(2,171)	$1,188
The Company's share of non-consolidated entity's interest rate cap	(45)	—	(285)	—
Total	$(1,064)	$11,078	$(2,456)	$1,188
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statements of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations, in which the effects of cash flow hedges are recorded was $11,393 and $10,682 for the three months ended March 31, 2023 and 2022, respectively.
The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2023, the Company had not posted any collateral related to the agreements.

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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
There were no write offs for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company wrote off an aggregate of $84, accounts receivable, net, relating to certain tenants suffering from the current economic conditions.
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service included within rental revenue is CAM services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the three months ended March 31, 2023 and 2022, the Company incurred no costs that were not incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
Sales-Type Leases. As of March 31, 2023, the Company had one lease that qualified as a sales-type lease.
The Company has one ground lease for a 100-acre industrial development land parcel located in the Phoenix, Arizona market that is classified as a sales-type lease. At the commencement date of the lease, the Company evaluated the lease classification and classified the lease as a sales-type lease. The lease contains a purchase option in the amount of $20.00 per land square foot starting on the second anniversary date of the lease and ending on the third anniversary date. The Company determined that the purchase option is not reasonably certain of being exercised. The lease met the sales-type lease criteria because the present value of the lease payments was equal to substantially all of the fair value of the underlying asset on the lease commencement date. For the three months ended March 31, 2023, the interest income earned from sales-type leases of $1,833 is included in rental revenue in the unaudited condensed consolidated statements of operations. The Company earned no interest income from sales-type leases in 2022.
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating leases and sales-type lease for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Classification	2023	2022
Fixed	$68,087	$66,982
Sales-type lease income	1,833	—
Variable(1)	13,497	11,554
Total	$83,417	$78,536
(1)    Primarily comprised of tenant reimbursements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Future fixed rental receipts for operating and sales-type leases, assuming no new or re-negotiated leases as of March 31, 2023 were as follows:

	Operating	Sales-Type
2023 - remainder	$199,952	$3,921
2024	251,668	5,263
2025	234,021	5,473
2026	214,776	5,692
2027	178,082	5,920
2028	147,815	6,156
Thereafter	500,439	733,006
Total	$1,726,753	$765,431
Difference between undiscounted cash flow and present value		(703,579)
Investment in a sales-type lease		$61,852
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
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of March 31, 2023. The leases have remaining lease terms of up to 38 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Supplemental information related to operating leases is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted-average remaining lease term
Operating leases (years)	9.2	9.5
Weighted-average discount rate
Operating leases	4.0%	4.0%
The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

Income Statement Classification	Fixed	Variable	Total
2023:
Property operating	$886	$7	$893
General and administrative	377	39	416
Total	$1,263	$46	$1,309

2022:
Property operating	$886	$—	$886
General and administrative	377	35	412
Total	$1,263	$35	$1,298
The Company recognized sublease income of $830 for the three months ended March 31, 2023 and 2022, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of March 31, 2023:

Operating Leases
2023 - remainder	$3,914
2024	5,199
2025	5,204
2026	4,174
2027	3,673
2028	1,061
Thereafter	6,440
Total lease payments	$29,665
Less: Imputed interest	(5,680)
Present value of lease liabilities	$23,985

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)Allowance for Credit Loss
As of March 31, 2023, the Company had a $172 credit loss allowance resulting from an investment in a sales-type lease. There were no allowances for credit losses in 2022. The activity for the credit loss allowance related to the sales-type lease is as follows:

	For the Three Months Ended March 31, 2023
	Balance at Beginning of Period	Write-Offs	General Allowance	Balance at End of Period
Allowance for credit loss	$93	$—	$79	$172
As of March 31, 2023, the lessee in the sales-type lease remains current on their obligations to the Company and, therefore, the investment is not on non-accrual status.
The following table details the investment in a sales-type lease as of March 31, 2023:

	As of March 31, 2023
	Amortized cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investment in a sales-type lease	$61,852	$(172)	$61,680	0.28%

(11)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2023 and 2022, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(12)Equity
Shareholders' Equity:
During the three months ended March 31, 2023 and 2022, the Company granted common shares to certain employees as follows:

	Three Months Ended March 31,
	2023	2022
Performance Shares:(1)
Shares granted:
Index - 1Q	407,611	282,720
Peer - 1Q	407,606	282,715
Grant date fair value per share:(2)
Index - 1Q	$6.96	$9.40
Peer - 1Q	$6.50	$8.78

Non-Vested Common Shares:(3)
Shares issued	376,480	295,230
Grant date fair value	$4,010	$4,304
(1) The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of peer companies. Dividends are not paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2023, 266,812 performance shares of the remaining 443,359 issued in 2020 vested.
(2)    The fair value of awards granted was determined at the grant date using a Monte Carlo simulation model.
(3)    The shares vest ratably over a three-year service period.
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.
During the three months ended March 31, 2023 and 2022, the Company did not sell shares under the ATM Program.
During the three months ended March 31, 2022, the Company issued 3,649,023 common shares previously sold on a forward basis in the first quarter of 2021 on the maturity date of the contracts and received $38,492 of net proceeds. No shares were sold on a forward basis during the three months ended March 31, 2023.

During 2021, the Company amended the terms of its ATM program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of March 31, 2023, common shares with an aggregate value of $294,985 remain available for issuance under the ATM program.

Stock Based Compensation. During the three months ended March 31, 2023 and 2022, the Company issued 24,008 and 13,304, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $240 and $232, respectively.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 10,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. There were no common shares repurchased during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, 6,874,241 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of March 31, 2023.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at March 31, 2023. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of March 31, 2023, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$17,689	$(6,258)
Other comprehensive income (loss) before reclassifications	(1,064)	11,078
Amounts of loss reclassified from accumulated other comprehensive income (loss) to interest expense	(2,456)	1,188
Balance at end of period	$14,169	$6,008
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
As of March 31, 2023 and 2022, 3,572 and 6,708 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $18 and $36, respectively.
As of March 31, 2023, there were approximately 736,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months Ended March 31,
	2023	2022
Net income attributable to LXP Industrial Trust shareholders	$11,166	$10,622
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	18	36
Change from net income attributable to shareholders and transfers from noncontrolling interests	$11,184	$10,658

(13)Related Party Transactions
There were no related party transactions other than those disclosed elsewhere in these unaudited condensed consolidated financial statements.

(14)Commitments and Contingencies
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
As of March 31, 2023, the Company had six ongoing consolidated development projects and expects to incur approximately $76,000 of costs during the remainder of 2023, excluding noncontrolling interests' share, to substantially complete the construction of such projects. As of March 31, 2023, the Company has interests in various industrial land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.
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

(15)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2023 and 2022, the Company paid $11,320 and $9,261, respectively, for interest and $126 and $36, respectively, for income taxes.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
During the three months ended March 31, 2023 and 2022, the Company accrued additions for capital projects of $34,924 and $40,985, respectively.

(16)Subsequent Events
Subsequent to March 31, 2023, the Company borrowed $20,000, net, on its revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
Unless stated otherwise or the context otherwise requires, the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us,” we refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests are held, and all of the property operating activities are conducted through special purposes entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2023. The results of operations contained herein for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for a full year.
When we use the term “REIT,” we mean real estate investment trust. All references to 2023 and 2022, refer to the periods ending March 31, 2023 and 2022, respectively and our fiscal year ended December 31, 2022.
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
The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of LXP Industrial Trust for the three months ended March 31, 2023 and 2022, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 16, 2023, which we refer to as the Annual Report. Historical results may not be indicative of future performance.
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

Overview
As of March 31, 2023, we had equity ownership interests in approximately 116 consolidated real estate properties, located in 20 states and containing an aggregate of approximately 54.2 million square feet of space, approximately 99.5% of which was leased.
As of March 31, 2023, our portfolio consisted of 109 warehouse/distribution facilities and seven other properties. Our warehouse/distribution portfolio is primarily focused in our target markets within the Sunbelt and Midwest. We expect to grow these markets by executing on our development pipeline and opportunistically acquiring facilities in these markets.
First Quarter 2023 Transaction Summary.
The following summarizes our significant transactions during the three months ended March 31, 2023.
Leasing Activity:
•During the first quarter of 2023, we entered into lease extensions encompassing 2.3 million square feet. The average fixed rent on these extended leases was $4.25 per square foot compared to the average fixed rent on these leases before extension of $3.30 per square foot. The weighted-average cost of tenant improvements and lease commissions was $1.10 per square foot for extended leases.
Investments:
•Completed construction and placed into service a 0.4 million square foot warehouse/distribution facility in the Phoenix, Arizona market subject to a 10-year lease.
•Completed construction of two warehouse/distribution facilities containing an aggregate of 2.1 million square feet in the Central Florida and Indianapolis, Indiana markets.
•Invested an aggregate of $34.6 million in development activities, including $31.0 million in six ongoing development projects.
Capital Recycling:
•Disposed of our interest in a warehouse/distribution property for a gross sales price of $27.9 million.
•BSH Lessee L.P disposed of its only asset for $82.0 million and satisfied an aggregate of $48.9 million of non-recourse debt, we owned 25% of the joint venture and received net proceeds of $8.1 million.
Acquisition/Development Activity:
During the three months ended March 31, 2023, we completed and placed into service the following warehouse/distribution asset:

Market	Square Feet	Initial Capitalized Cost (millions)	Placed into Service Date	Approximate Lease Term (years)	% Leased
Phoenix, Arizona	392,278	$37.1	March 2023	10.0	100%
Increased financing costs have slowed transaction activity and development starts in our target markets and the markets where we own properties. Proceeds from our dispositions are expected to be used to fund our development obligations and reduce leverage.
As of March 31, 2023, we had six consolidated development projects in process with an aggregate estimated total cost of $408.3 million. We anticipate our remaining funding obligation to substantially complete the construction and estimated tenant improvements and leasing costs of these six projects, exclusive of our joint venture partners' share, to be approximately $76.0 million. However, the risks associated with development, including supply chain issues, could adversely impact our estimates.

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
We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the three months ended March 31, 2023, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.
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
Expected losses within our cash flows are determined by estimating the probability of default of our tenant and their parent guarantors over the term of the lease. We evaluate the collectability of our investment in a sales-type lease based various probability weighted default scenarios that include, but are not limited to, current payment status, the financial strength of our tenant and its parent guarantors, current economic conditions and 20 years of historical information on corporate defaults for entities with similar credit. Estimates in the discounted cash flow model are highly subjective. We have engaged a nationally recognized data analytics firm to assist us with estimating the probability of default of our tenant and their parent guarantor.
We regularly evaluate the extent and impact of any credit deterioration that could affect performance and the value of our investment in a sales-type lease, as well as the financial and operating capability of the tenant. We also evaluate the tenant’s competency in managing and operating the secured property and consider the overall economic environment, real estate sector and geographic sub-market in which the secured property is located. If a tenant's credit deteriorates and it defaults under the terms of the sales-type lease, we put the lease in non-accrual status until it is determined that all payments under the lease are probable of being collected. The criteria evaluated to determine when a lease is in non-accrual status is subjective.

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
At March 31, 2023, our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. In addition, certain of our subsidiaries are obligated to fund the construction of our development projects and we sometimes guaranty these obligations. We believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($42.9 million at March 31, 2023), property sale proceeds and borrowing capacity under our unsecured revolving credit facility ($600.0 million at March 31, 2023, subject to covenant compliance).
Cash flows from operations were $37.5 million for the three months ended March 31, 2023 as compared to $42.1 million for the three months ended March 31, 2022. The decrease was primarily related to property sales, partially offset by the impact of cash flow generated from acquiring properties and stabilizing development assets. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $5.5 million and $152.5 million during the three months ended March 31, 2023 and 2022, respectively. Cash used in investing activities in 2023 related primarily to investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash provided by investing activities primarily related to net proceeds received from the disposition of real estate and distributions from non-consolidated entities. During the three months ended March 31, 2022, cash used in investing activities included additional acquisition and development activity when compared to 2023.
Net cash used in financing activities totaled $43.5 million and $31.4 million during the three months ended March 31, 2023 and 2022, respectively. Cash used in financing activities in 2023 was primarily related to dividend and debt service payments. Cash used in financing activities in 2022 was primarily related to the purchase of a noncontrolling interest and dividend and debt service payments, offset by common stock issuances.
Common Share Issuances:
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares, including through forward sales contracts.

We did not sell shares under the ATM program during the three months ended March 31, 2023 and March 31, 2022, respectively.

During the three months ended March 31, 2022, we settled 3.6 million common shares previously sold on a forward basis on the maturity date of the contract and received $38.5 million of net proceeds. No shares were sold on a forward basis during the three months ended March 31, 2023.

In February 2021, we amended the terms of our ATM program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of March 31, 2023, common shares with an aggregate value of $295.0 million remain available for issuance under the ATM program.

The volatility in the capital markets primarily resulting from the effects of the current economic conditions may negatively affect our ability to access the capital markets through our ATM program and other offerings.
Share Repurchase Program. During 2022, our Board of Trustees authorized the repurchase of an additional 10.0 million common shares under our share repurchase program with no expiration date. We did not repurchase any common shares during the three months ended March 31, 2023 and 2022, respectively. Approximately 6.9 million common shares remained available for repurchase under the current authorization as of March 31, 2023. We, in the future, may repurchase our common shares in the context of our overall capital plan and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.

Dividends. Dividends paid to our common and preferred shareholders were $38.2 million and $36.8 million in the three months ended March 31, 2023 and 2022, respectively.
We declared a quarterly dividend of $0.125 per common share during the three months ended March 31, 2023, which is an increase of $0.005 per common share from the $0.12 per common share quarterly dividend declared during the three months ended March 31, 2022.
UPREIT Structure. As of March 31, 2023, 0.7 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $8.5 million based on our closing price of $10.31 per common share as of March 31, 2023 and a redemption factor of approximately 1.13 common shares per OP unit.

Financings. The following senior notes were outstanding as of March 31, 2023:

Issue Date	Face Amount (millions)	Interest Rate	Maturity Date	Issue Price
August 2021	$400.0	2.375%	October 2031	99.758%
August 2020	400.0	2.70%	September 2030	99.233%
May 2014	198.9	4.40%	June 2024	99.883%
Senior note payable	$998.9
Each series of senior notes is unsecured and requires payment of interest semi-annually in arrears. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the senior notes being redeemed plus any potential make-whole premium.
A summary of the maturity dates and interest rates of our unsecured credit agreement, as of March 31, 2023, are as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300.0 Million Term Loan(2)	January 2025	Term SOFR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to July 2027 at our option, subject to certain conditions. The interest rate ranges from SOFR plus 0.725% to 1.40%. At March 31, 2023, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)    The Term SOFR portion of the interest rate was swapped to obtain a current fixed rate of 2.722%.

As of March 31, 2023, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Contractual Obligations

As of March 31, 2023, we had six ongoing consolidated development projects and expect to incur approximately $76.0 million of costs in the remaining of 2023, excluding noncontrolling interests' share, to substantially complete the construction of such projects. As of March 31, 2023, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate the timing of any required fundings for potential development projects on these parcels.

Results of Operations
Three months ended March 31, 2023 compared with three months ended March 31, 2022. The increase in net income attributable to common shareholders of $0.5 million was primarily due to the items discussed below.
The increase in total gross revenues of $4.8 million was primarily due to an increase in rental revenue and an increase in tenant reimbursement income due to acquisitions and properties placed into service, partially offset by a decrease in rental revenue due to property sales in 2022.
The increase in property operating expense of $0.6 million was primarily due to an increase in operating expense responsibilities at certain properties.
The increase in depreciation and amortization expense of $1.2 million is primarily related to properties acquired and / or completed and placed into service subsequent to March 31, 2022.
The decrease in general and administrative expenses of $1.5 million was primarily due to a decrease in costs related to shareholder activism.
The increase in interest and amortization expense of $0.7 million related primarily to an increase of $1.5 million from our variable-rate unsecured debt. The increase was partially offset by an increase in capitalized interest on our development projects during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
The increase in gains on sales of properties of $7.6 million was related to the timing of property dispositions.
The increase in impairment charges of $3.5 million was related to the timing of impairment charges recognized on certain properties. The impairment in 2023 was primarily due to a potential sale.
The decrease in equity in earnings of non-consolidated entities of $7.7 million was primarily due to property sales related to NNN JV in 2022 that resulted in an increase in equity in earnings of $11.3 million. The decrease was partially offset from recognizing our share of a property sale related to BSH Lessee L.P. in 2023 that resulted in an increase in equity in earnings of $4.8 million.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned, included in our portfolio for two comparable reporting periods. We define NOI as operating revenues (rental income (less GAAP rent adjustments, non-cash income related to sales-type leases and lease termination income, net), and other property income) less property operating expenses. As same-store NOI excludes the change in NOI from acquired and disposed of properties, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the three months ended March 31, 2023 and 2022 ($000's):

	Three Months Ended March 31,
	2023	2022
Total cash base rent	$60,456	$57,902
Tenant reimbursements	12,698	11,506
Property operating expenses	(13,317)	(12,450)
Same-store NOI	$59,837	$56,958
Our reported same-store NOI increased from 2022 compared to 2023 by 5.1%, primarily due to an increase in cash base rents. As of March 31, 2023 and 2022, our historical same-store square footage leased was 99.8% , respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months Ended March 31,
	2023	2022
Net income	$11,315	$10,908

Interest and amortization expense	11,393	10,682
Provision for income taxes	216	417
Depreciation and amortization	45,741	44,506
General and administrative	9,242	10,737
Transaction costs	4	89
Non-operating/advisory fee income	(1,402)	(1,483)
Gains on sales of properties	(7,879)	(255)
Impairment charges	3,523	—
Equity in earnings of non-consolidated entities	(3,604)	(11,301)
Straight-line adjustments	(3,087)	(3,502)
Lease incentives	96	134
Amortization of above/below market leases	(449)	(480)
Sales-types lease adjustments	(447)	—
NOI	64,662	60,452

Less NOI:
Acquisitions, developments and dispositions	(4,825)	(3,494)
Same-Store NOI	$59,837	$56,958

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three months ended March 31, 2023 and 2022 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2023	2022
Basic and Diluted:
Net income attributable to common shareholders	$9,522	$8,989
Adjustments:
Depreciation and amortization	44,860	43,850
Impairment charges - real estate	3,523	—
Noncontrolling interests - OP units	3	89
Amortization of leasing commissions	881	656
Joint venture and noncontrolling interest adjustment	2,400	3,150
Gains on sales of properties, including our share of non-consolidated entities	(12,654)	(11,526)
FFO available to common shareholders and unitholders - basic	48,535	45,208
Preferred dividends	1,572	1,572
Amount allocated to participating securities	72	61
FFO available to all equityholders and unitholders - diluted	50,179	46,841
Allowance for credit losses	79	—
Transaction costs(1)	4	89
Other non-recurring costs(2)	—	1,181
Noncontrolling interest adjustments	(4)	—
Adjusted Company FFO available to all equityholders and unitholders - diluted	$50,258	$48,111

Per Common Share and Unit Amounts
Basic:
FFO	$0.17	$0.16

Diluted:
FFO	$0.17	$0.16
Adjusted Company FFO	$0.17	$0.16

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	290,080,508	283,640,465
Operating partnership units(3)	832,087	871,037
Weighted-average common shares outstanding - basic FFO	290,912,595	284,511,502

Diluted:
Weighted-average common shares outstanding - diluted EPS	291,040,466	289,067,778
Operating partnership units(3)	—	871,037
Unvested share-based payment awards	—	59,384
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	295,751,036	294,708,769
(1) Includes costs related to entering into a sales-type lease and other investments costs.
(2) Includes strategic alternatives and costs related to shareholder activism.
(3) Includes OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of March 31, 2023, we had investments in various real estate entities with varying structures. The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $503.9 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $129.1 million at March 31, 2023 and 2022, which represented 8.6%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended March 31, 2023 and 2022, our variable-rate indebtedness had a weighted-average interest rate of 6.3% and 1.9%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2023 and 2022 would have increased $0.5 million and $0.3 million, respectively. At each of March 31, 2023 and 2022, our aggregate principal consolidated fixed-rate debt was $1.4 billion, which represented 91.4%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2023. We believe the fair value is indicative of the interest rate environment as of March 31, 2023, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.2 billion as of March 31, 2023.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2023, we had four interest rate swap agreements (see Note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2023.
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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended March 31, 2023 pursuant to publicly announced repurchase plans (1):

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid for Share/Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2023	—	$—	—	6,874,241
February 1 - 28, 2023	—	$—	—	6,874,241
March 1 - 31, 2023	—	$—	—	6,874,241
First quarter 2023	—	$—	—	6,874,241

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

3.3	—	Articles of Amendment to the Amended and Restated Declaration of Trust, dated as of December 14, 2021 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2021)(1)
3.4	—	Articles of Amendment to the Amended and Restated Declaration of Trust, dated as of May 26, 2022 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 27, 2022)(1)
3.5	—	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.6 to the Company's Quarterly Report on from 10-Q filed November 3, 2022)(1)
3.6	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K filed February 26, 2014)(1)
3.7	—
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

4.4	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.5	—
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

4.7		Indenture, dated as of May 9, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.8	—
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

4.11	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (2)
10.1		Form of LXP Industrial Trust Restricted Share Agreement (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 17, 2023 (the "01/17/23 8-K"))(1, 4)
10.2		Form of LXP Industrial Trust Nonvested Share Agreement (Filed as Exhibit 10.2 to the 1/17/2023 8-K))(1, 4)
31.1	—	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2023 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	May 3, 2023	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	May 3, 2023	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)