Form 10-Q
period 2023-09-30
LXP Industrial Trust
filed 2023-10-31
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 292,634,575 common shares of beneficial interest, par value $0.0001 per share, as of October 30, 2023.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2023	December 31, 2022

Assets:
Real estate, at cost	$3,706,146	$3,691,066
Real estate - intangible assets	318,549	328,607
Land held for development	84,708	84,412
Investments in real estate under construction	380,446	361,924
Real estate, gross	4,489,849	4,466,009
Less: accumulated depreciation and amortization	893,031	800,470
Real estate, net	3,596,818	3,665,539
Assets held for sale	11,691	66,434
Right-of-use assets, net	20,390	23,986
Cash and cash equivalents	35,421	54,390
Restricted cash	211	116
Investments in non-consolidated entities	52,351	58,206
Deferred expenses, net	31,350	25,207
Investment in a sales-type lease, net (allowance for credit loss $64 in 2023 and $93 in 2022)	62,887	61,233
Rent receivable – current	6,636	3,030
Rent receivable – deferred	78,665	71,392
Other assets	32,584	24,314
Total assets	$3,929,004	$4,053,847

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$63,390	$72,103
Term loan payable, net	299,334	298,959
Senior notes payable, net	990,318	989,295
Trust preferred securities, net	127,769	127,694
Dividends payable	38,304	38,416
Liabilities held for sale	1,083	1,150
Operating lease liabilities	21,269	25,118
Accounts payable and other liabilities	57,296	74,261
Accrued interest payable	10,681	9,181
Deferred revenue - including below-market leases, net	9,889	11,452
Prepaid rent	15,531	15,215
Total liabilities	1,634,864	1,662,844

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 292,611,107 and 291,719,310 shares issued and outstanding in 2023 and 2022, respectively	29	29
Additional paid-in-capital	3,324,790	$3,320,087
Accumulated distributions in excess of net income	(1,177,212)	(1,079,087)
Accumulated other comprehensive income	14,362	17,689
Total shareholders’ equity	2,255,985	2,352,734
Noncontrolling interests	38,155	38,269
Total equity	2,294,140	2,391,003
Total liabilities and equity	$3,929,004	$4,053,847
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross revenues:
Rental revenue	$83,844	$78,274	$252,326	$234,749
Other revenue	1,578	1,814	5,221	5,392
Total gross revenues	85,422	80,088	257,547	240,141
Expense applicable to revenues:
Depreciation and amortization	(45,570)	(44,946)	(137,304)	(134,645)
Property operating	(14,693)	(13,961)	(45,681)	(42,279)
General and administrative	(8,614)	(9,060)	(26,866)	(29,093)
Non-operating income	394	242	731	353
Interest and amortization expense	(10,965)	(11,255)	(32,502)	(32,758)
Debt satisfaction losses, net	—	(119)	—	(119)
Impairment charges	—	(628)	(16,490)	(2,457)
Change in allowance for credit loss	(2)	—	29	—
Gains on sales of properties	7,154	24,841	15,033	52,951
Selling profit from sales-type lease	—	—	—	9,314
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	13,126	25,202	14,497	61,408
Provision for income taxes	(220)	(271)	(646)	(951)
Equity in earnings (losses) of non-consolidated entities	(5)	(1,340)	2,585	15,580
Net income	12,901	23,591	16,436	76,037
Less net income attributable to noncontrolling interests	(237)	(201)	(654)	(727)
Net income attributable to LXP Industrial Trust shareholders	12,664	23,390	15,782	75,310
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(52)	(41)	(186)	(151)
Net income attributable to common shareholders	$11,039	$21,776	$10,878	$70,441

Net income attributable to common shareholders - per common share basic	$0.04	$0.08	$0.04	$0.25
Weighted-average common shares outstanding – basic	290,291,609	277,535,717	290,187,124	281,559,058

Net income attributable to common shareholders - per common share diluted	$0.04	$0.08	$0.04	$0.25
Weighted-average common shares outstanding – diluted	291,253,005	278,521,946	291,148,809	284,609,950
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,901	$23,591	$16,436	$76,037
Other comprehensive income:
Change in unrealized gain/(loss) on interest rate swaps, net	(1,423)	7,028	(2,474)	22,844
Company's share of other comprehensive income (loss) of non-consolidated entities	(415)	1,182	(853)	1,182
Other comprehensive income (loss)	(1,838)	8,210	(3,327)	24,026
Comprehensive income	11,063	31,801	13,109	100,063
Comprehensive income attributable to noncontrolling interests	(237)	(201)	(654)	(727)
Comprehensive income attributable to LXP Industrial Trust shareholders	10,826	31,600	12,455	99,336
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Three months ended September 30, 2023	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance June 30, 2023	$2,318,723	1,935,400	$94,016	292,581,929	$29	$3,322,499	$(1,151,924)	$16,200	$37,903
Issuance of partnership interest in real estate	211	—	—	—	—	—	—	—	211
Redemption of noncontrolling OP units for common shares	—	—	—	5,058	—	24	—	—	(24)
Issuance of common shares and deferred compensation amortization, net	2,267	—	—	24,120	—	2,267	—	—	—
Dividends/distributions ($0.125 per common share)	(38,124)	—	—	—	—	—	(37,952)	—	(172)
Net income	12,901	—	—	—	—	—	12,664	—	237
Other comprehensive loss	(1,423)	—	—	—	—	—	—	(1,423)	—
Company's share of other comprehensive loss of non-consolidated entities	(415)	—	—	—	—	—	—	(415)	—
Balance September 30, 2023	$2,294,140	1,935,400	$94,016	292,611,107	$29	$3,324,790	$(1,177,212)	$14,362	$38,155

Three Months Ended September 30, 2022
Balance June 30, 2022	$2,259,650	1,935,400	$94,016	281,670,437	$28	$3,189,713	$(1,068,408)	$9,558	$34,743
Issuance of partnership interest in real estate	663	—	—	—	—	—	—	—	663
Redemption of noncontrolling OP units for common shares	—	—	—	13,146	—	68	—	—	(68)
Issuance of common shares and deferred compensation amortization, net	1,916	—	—	22,516	—	1,916	—	—	—
Repurchase of common shares	(56,958)	—	—	(5,604,048)	—	(56,958)	—	—	—
Forfeiture of employee common shares	1	—	—	(1,720)	—	—	1	—	—
Dividends/distributions ($0.12 per common share)	(34,561)	—	—	—	—	—	(34,390)	—	(171)
Net income	23,591	—	—	—	—	—	23,390	—	201
Other comprehensive income	7,028	—	—	—	—	—	—	7,028	—
Company's share of other comprehensive income of non-consolidated entities	1,182	—	—	—	—	—	—	1,182	—
Balance September 30, 2022	$2,202,512	1,935,400	$94,016	276,100,331	$28	$3,134,739	$(1,079,407)	$17,768	$35,368
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Nine Months Ended September 30, 2023	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2022	$2,391,003	1,935,400	$94,016	291,719,310	$29	$3,320,087	$(1,079,087)	$17,689	$38,269
Issuance of partnership interest in real estate	507	—	—	—	—	—	—	—	507
Redemption of noncontrolling OP units for common shares	—	—	—	9,944	—	49	—	—	(49)
Issuance of common shares and deferred compensation amortization, net	6,730	—	—	1,263,180	—	6,730	—	—	—
Repurchase of common shares to settle tax obligations	(2,076)	—	—	(204,780)	—	(2,076)	—	—	—
Forfeiture of employee common shares	—	—	—	(176,547)	—	—	—	—	—
Dividends/distributions ($0.375 per common share)	(115,133)	—	—		—	—	(113,907)	—	(1,226)
Net income	16,436	—	—	—	—	—	15,782	—	654
Other comprehensive loss	(2,474)	—	—	—	—	—	—	(2,474)	—
Company's share of other comprehensive loss of non-consolidated entities	(853)	—	—	—	—	—	—	(853)	—
Balance September 30, 2023	$2,294,140	1,935,400	$94,016	292,611,107	$29	$3,324,790	$(1,177,212)	$14,362	$38,155

Nine Months Ended September 30, 2022
Balance December 31, 2021	$2,323,228	1,935,400	$94,016	283,752,726	$28	$3,252,506	$(1,049,434)	$(6,258)	$32,370
Issuance of partnership interest in real estate	6,444	—	—	—	—	—	—	—	6,444
Redemption of noncontrolling OP units for common shares	—	—	—	33,378	—	177	—	—	(177)
Purchase of noncontrolling interest in consolidated joint venture	(27,958)	—	—	—	—	(25,058)	—	—	(2,900)
Issuance of common shares and deferred compensation amortization, net	44,075	—	—	4,557,892	1	44,074	—	—	—
Repurchase of common shares	(130,676)	—	—	(11,702,074)	(1)	(130,675)	—	—	—
Repurchase of common shares to settle tax obligations	(6,285)	—	—	(410,958)	—	(6,285)	—	—	—
Forfeiture of employee common shares	9	—	—	(130,633)	—	—	9	—	—
Dividends/distributions ($0.36 per common share)	(106,388)	—	—	—	—	—	(105,292)	—	(1,096)
Net income	76,037	—	—	—	—	—	75,310	—	727
Other comprehensive income	22,844	—	—	—	—	—	—	22,844	—
Company's share of other comprehensive income of non-consolidated entities	1,182	—	—	—	—	—	—	1,182	—
Balance September 30, 2022	$2,202,512	1,935,400	$94,016	276,100,331	$28	$3,134,739	$(1,079,407)	$17,768	$35,368

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities:	$153,523	$154,113
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(15,018)	(132,026)
Investment in real estate under construction	(88,058)	(209,862)
Capital expenditures	(12,226)	(25,593)
Net proceeds from sale of properties	73,822	145,906
Principal payments on loans receivable	1,462	20
Investments in non-consolidated entities	(2,872)	(307)
Distributions from non-consolidated entities in excess of accumulated earnings	5,836	19,250
Deferred leasing costs	(1,928)	(4,017)
Change in real estate deposits, net	(7,498)	(1,524)
Net cash used in investing activities	(46,480)	(208,153)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(114,019)	(107,939)
Principal amortization payments	(8,928)	(8,416)
Revolving credit facility borrowings	100,000	210,000
Revolving credit facility payments	(100,000)	(80,000)
Deferred financing costs	—	(3,626)
Cash contributions from noncontrolling interests	507	6,444
Cash distributions to noncontrolling interests	(1,226)	(1,096)
Repurchase of common shares to settle tax obligations	(2,076)	(6,285)
Purchase of noncontrolling interest	—	(27,958)
Issuance of common shares, net	(175)	38,436
Repurchase of common shares	—	(127,027)
Net cash used in financing activities	(125,917)	(107,467)
Change in cash, cash equivalents and restricted cash	(18,874)	(161,507)
Cash, cash equivalents and restricted cash, at beginning of period	54,506	191,027
Cash, cash equivalents and restricted cash, at end of period	$35,632	$29,520

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$54,390	$190,926
Restricted cash at beginning of period	116	101
Cash, cash equivalents and restricted cash at beginning of period	$54,506	$191,027

Cash and cash equivalents at end of period	$35,421	$29,407
Restricted cash at end of period	211	113
Cash, cash equivalents and restricted cash at end of period	$35,632	$29,520
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
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
As of September 30, 2023, the Company had ownership interests in approximately 115 consolidated real estate properties, located in 19 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2023 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023 (“Annual Report”).
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
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of September 30, 2023, the Company had interests in seven consolidated joint ventures with developers, consisting of five ongoing development projects and two land joint ventures with ownership interests ranging from 80% to 95.5%. Each joint venture owns land parcels with the intention of developing industrial properties. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company’s unaudited condensed consolidated financial statements.
In addition, the Company is the primary beneficiary of certain other VIEs as it has a controlling financial interest in these entities. Lepercq Corporate Income Fund L.P. ("LCIF") is a consolidated VIE and the Company, as of September 30, 2023, had an approximate 99% ownership interest.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Real estate, net	$1,036,258	$1,027,009
Total assets	$1,164,943	$1,125,558
Total liabilities	$33,385	$40,200
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
Recently Issued Accounting Guidance. In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of reference rate reform. The guidance in ASU 2020-04 is optional, and applies for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform on financial reporting, in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of LIBOR and may be elected over time as reference rate reform activities occur. As of March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
On July 5, 2022, the Company transitioned its benchmark interest rate for its term loan from LIBOR to the Secured Overnight Financing Rate, or SOFR. The Company adopted ASU 2020-04 and the adoption of this standard did not have an impact on the Company's unaudited condensed consolidated financial statements. During the quarter, the Company's Trust Preferred Securities transitioned from LIBOR to SOFR. The impact on the financial statements was immaterial as a result of the transition.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
BASIC
Net income attributable to common shareholders	$11,039	$21,776	$10,878	$70,441
Weighted-average number of common shares outstanding - basic	290,291,609	277,535,717	290,187,124	281,559,058

Net income attributable to common shareholders - per common share basic	$0.04	$0.08	$0.04	$0.25

DILUTED
Net income attributable to common shareholders - basic	$11,039	$21,776	$10,878	$70,441
Impact of assumed conversions	15	11	(63)	147
Net income attributable to common shareholders	$11,054	$21,787	$10,815	$70,588

Weighted-average common shares outstanding - basic	290,291,609	277,535,717	290,187,124	281,559,058
Effect of dilutive securities:
Shares issuable under forward sales agreements	—	—	—	1,699,789
Unvested share-based payment awards	136,054	139,371	133,032	491,877
Operating partnership units	825,342	846,858	828,653	859,226
Weighted-average common shares outstanding - diluted	291,253,005	278,521,946	291,148,809	284,609,950

Net income attributable to common shareholders - per common share diluted	$0.04	$0.08	$0.04	$0.25
For per common share amounts, generally all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Calculation of dilutive earnings requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the dilutive earnings per share calculation as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested share-based payment awards	—	—	—	23,175
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570

(3)Investments in Real Estate
The Company acquired or completed and placed in service the following warehouse/distribution facilities during the nine months ended September 30, 2023:

Market	Acquired/Placed in Service Date	Initial Cost Basis	Lease Expiration Date	Land	Building and Improvements
Phoenix, Arizona(1)	March 2023	$37,173	08/2033	$7,552	$29,621
Dallas, Texas	July 2023	15,018	N/A	2,100	12,918
		$52,191		$9,652	$42,539
(1)    Initial cost basis excludes certain remaining costs, including developer partner promote, if any.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of September 30, 2023, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost(1)	GAAP Investment Balance as of 9/30/2023(2)	LXP Amount Funded as of 9/30/2023(3)	Actual/Estimated Base Building Completion Date	% Leased as of 9/30/2023	Estimated Placed in Service Date
Development Projects Leased:
ETNA Cubes (95%)	1	Columbus, OH	1,074,840	$76,600	$64,101	$67,927	3Q 2022	100%	4Q 2023 (4)
Smith Farms (90%)	1	Greenville-Spartanburg, SC	304,884	25,000	21,535	19,745	2Q 2023	100%	4Q 2023
Cotton 303 (93%)	1	Phoenix, AZ	488,400	55,300	42,814	38,814	4Q 2023	100%	1Q 2024
	3		1,868,124	$156,900	$128,450	$126,486
Development Projects Available for Lease:
Ocala (80%)	1	Central Florida	1,085,280	$83,900	$79,034	$69,317	1Q 2023	—%	—
Mt. Comfort (80%)	1	Indianapolis, IN	1,053,360	66,100	63,871	58,071	1Q 2023	—%	—
Smith Farms (90%)	1	Greenville-Spartanburg, SC	1,091,888	76,600	71,644	65,595	2Q 2023	—%	—
South Shore (100%)	2	Central Florida	270,885	42,500	37,447	34,808	2Q 2023 - 3Q 2023	(5)	—
	5		3,501,413	$269,100	$251,996	$227,791

	8		5,369,537	$426,000	$380,446	$354,277
(1)    Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer partner promote, if any.
(2)    Excludes leasing costs.
(3)     Excludes noncontrolling interests' share.
(4)    Subsequent to September 30, 2023, property placed into service.
(5)    Subsequent to September 30, 2023, 57,690 square feet was leased for a five-year term.

As of September 30, 2023, the Company's aggregate investment in development arrangements was $380,446, which included capitalized interest of $8,170 for the nine months ended September 30, 2023 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet. For the nine months ended September 30, 2022, capitalized interest for development arrangements was $4,888.
As of September 30, 2023, the details of the land held for industrial development are as follows (in $000's, except acres):

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 9/30/2023	LXP Amount Funded as of 9/30/2023 (1)

Reems & Olive (95.5%)	Phoenix, AZ	320	$77,653	$74,913
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,323	4,279
ATL Fairburn JV (100%)	Atlanta, GA	14	1,732	1,740
		450	$84,708	$80,932
(1)    Excludes noncontrolling interests' share.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(4)Dispositions and Impairment
During the nine months ended September 30, 2023 and 2022, the Company disposed of its interests in various properties for an aggregate gross disposition price of $75,980 and $147,345, respectively, and recognized aggregate gains on sales of properties of $15,033 and $52,951, respectively.
The Company had three properties classified as held for sale at September 30, 2023 and December 31, 2022, respectively. Assets and liabilities of the held for sale properties at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Assets:
Real estate, at cost	$12,277	$131,557
Real estate, intangible assets	7,872	9,942
Accumulated depreciation and amortization	(9,325)	(76,205)
Right-of-use assets	508	—
Other	359	1,140
	$11,691	$66,434

Liabilities:
Accounts payable and other liabilities	$36	$637
Operating lease liabilities	515	—
Deferred revenue	84	143
Prepaid rent	448	370
	$1,083	$1,150
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
During the nine months ended September 30, 2023, the Company recognized aggregate impairment charges of $16,490 due to potential property sales. The Company recognized an impairment charge on real estate of $2,457 during the nine months ended September 30, 2022 due to vacancy at the property.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$13,844	$—	$13,844	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$16,318	$—	$16,318	$—
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2023 and December 31, 2022, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment in a sales-type lease, net	$62,887	$63,580	$61,233	$60,984

Liabilities
Debt	$1,480,811	$1,273,011	$1,488,051	$1,293,239
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of		Equity in earnings (losses) of non-consolidated entities
Investment	September 30, 2023	September 30, 2023	December 31, 2022	September 30, 2023	September 30, 2022
NNN MFG Cold JV L.P. ("MFG Cold JV")(1)	20%	$21,082	$26,592	$(2,418)	$(1,243)
NNN Office JV L.P. ("NNN JV")(2)	20%	15,850	12,900	720	16,870
Etna Park 70, LLC(3)	90%	13,297	12,975	(184)	(101)
Etna Park East LLC(4)	90%	2,122	2,126	(141)	(90)
BSH Lessee L.P.(5)	25%	—	3,613	4,608	144
		$52,351	$58,206	$2,585	$15,580
(1)    MFG Cold JV is a joint venture formed in 2021 that owns special purpose industrial properties formerly owned by the Company.
(2)    NNN JV is a joint venture formed in 2018 that owns office properties formerly owned by the Company. During 2023 and 2022, NNN JV sold one and three assets, respectively, and the Company recognized its share of aggregate gains on sale of $1,010 and $22,896, respectively, within equity in earnings of non-consolidated entities within its unaudited condensed consolidated statements of operations.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. In the second quarter of 2023, the joint venture commenced development of a 250,020 square foot industrial speculative development project for an estimated cost of $29,200. In July 2023, the Company, through a wholly-owned subsidiary entered into an agreement to fund all of the construction costs to complete the project until a point at which the portion of the improved land can be sub-divided and sold to the Company. As of September 30, 2023, the Company paid approximately $8,500 which is accounted for as a deposit on the anticipated purchase of the property. The deposit is included in other assets within the unaudited condensed consolidated balance sheet.
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land.
(5)    A joint venture investment which sold its sole single-tenant, net-leased asset in January 2023 and the Company recognized its share of the gain on sale of $4,791 within equity in earnings of non-consolidated entities within its unaudited condensed consolidated statements of operations.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments for the nine months ended September 30, 2023 and 2022 were $3,328 and $4,263, respectively.

(7)Debt
The Company had the following mortgages and notes payable outstanding as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Mortgages and notes payable	$64,226	$73,154
Unamortized debt issuance costs	(836)	(1,051)
Mortgage notes payable, net	$63,390	$72,103
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3%, at September 30, 2023 and December 31, 2022, respectively, and all mortgages and notes payable mature between 2023 and 2031 as of September 30, 2023. The weighted-average interest rate at September 30, 2023 and December 31, 2022 was approximately 4.0%, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company had the following senior notes outstanding as of September 30, 2023 and December 31, 2022:

Issue Date	September 30, 2023	December 31, 2022	Interest Rate	Maturity Date	Issue Price
August 2021	$400,000	$400,000	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
	998,932	998,932
Unamortized debt discount	(2,910)	(3,228)
Unamortized debt issuance costs	(5,704)	(6,409)
Senior notes payable, net	$990,318	$989,295
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus any potential make-whole premium.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of September 30, 2023, are as follows:

	Maturity Date	Interest Rate
$600,000 Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300,000 Term Loan(2)	January 2025	Term SOFR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to July 2027, subject to certain conditions. The interest rate includes a 0.10% adjustment. The interest rate spread ranges from 0.725% to 1.400%, and the revolving credit facility allows for further reductions upon the achievement of to-be-determined sustainability metrics. At September 30, 2023, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2)    The Term SOFR portion of the interest rate was swapped to obtain a current fixed rate of 2.722% per annum. The aggregate unamortized debt issuance costs for the term loan was $666 and $1,041 as of September 30, 2023 and December 31, 2022, respectively.
The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at September 30, 2023.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option and bear interest at a variable rate of three-month SOFR plus a 0.26% adjustment plus a spread of 170 basis points through maturity. The interest rate at September 30, 2023 was 7.331%. As of September 30, 2023 and December 31, 2022, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,351 and $1,426, respectively, of unamortized debt issuance costs. The variable rate transitioned from LIBOR to SOFR after June 30, 2023.
The Company capitalized $8,447 and $4,927 of interest expense for the nine months ended September 30, 2023 and 2022, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2023 and 2022.
During July 2022, the Company transitioned its four interest rate swap agreements with its counterparties to a benchmark rate of Term SOFR. The swaps were designated as cash flow hedges of the risk in variability attributable to changes in the Term SOFR swap rates on its $300,000 SOFR-indexed variable rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire coterminous with the maturity of the term loan in January 2025. During the next 12 months, the Company estimates that an additional $10,871 will be reclassified as a decrease in interest expense if the swaps remain outstanding.
As of September 30, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets:

	As of September 30, 2023		As of December 31, 2022
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Assets	$13,844	Other Assets	$16,318

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022:

Derivatives in Cash Flow	Amount of Gain Recognized in OCI on Derivatives September 30,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income(1) September 30,
Hedging Relationships	2023	2022	2023	2022
Interest Rate Swaps	$5,029	$21,316	$(7,503)	$1,528
The Company's share of non-consolidated entity's interest rate cap	235	—	(1,088)	—
Total	$5,264	$21,316	$(8,591)	$1,528
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statements of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations, in which the effects of cash flow hedges are recorded was $32,502 and $32,758 for the nine months ended September 30, 2023 and 2022, respectively.
The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2023, the Company had not posted any collateral related to the agreements.

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
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service included within rental revenue is CAM services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the nine months ended September 30, 2023, the Company incurred a nominal amount of costs that were not incremental to the execution of leases. For the nine months ended September 30, 2022, the Company incurred $30 of costs that were not incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
Sales-Type Leases. As of September 30, 2023, the Company had one lease that qualified as a sales-type lease.
The Company has one ground lease for a 100-acre industrial development land parcel located in the Phoenix, Arizona market that is classified as a sales-type lease. At the commencement date of the lease, the Company evaluated the lease classification and classified the lease as a sales-type lease. The lease contains a purchase option in the amount of $20.00 per land square foot starting on the second anniversary date of the lease and ending on the third anniversary date. The Company determined that the purchase option is not reasonably certain of being exercised. The lease met the sales-type lease criteria because the present value of the lease payments was equal to substantially all of the fair value of the underlying asset on the lease commencement date. For the nine months ended September 30, 2023, the interest income earned from sales-type leases of $5,546 is included in rental revenue in the unaudited condensed consolidated statements of operations.
In 2022, the Company had one tenant that exercised the purchase option within their lease for an aggregate purchase option price of $28,000. The purchase option was not reasonably certain to be exercised at the commencement date of the lease, resulting in a modification of the operating lease. As a result of this modification to the lease, the Company re-evaluated the lease classification and classified the lease as a sales-type lease. The Company recognized an aggregate of $9,314 in selling profit from sales-type leases in its unaudited condensed consolidated statements of operations related to this transaction for the nine months ended September 30, 2022. The Company also earned $639 in interest income from this sales-type lease in 2022.
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating leases and sales-type lease for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2023	2022	2023	2022
Fixed	$68,849	$66,597	$205,984	$200,326
Sales-type lease income	1,865	359	5,546	639
Variable(1)	13,130	11,318	40,796	33,784
Total	$83,844	$78,274	$252,326	$234,749
(1)    Primarily comprised of tenant reimbursements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Future fixed rental receipts for operating and sales-type leases, assuming no new or re-negotiated leases as of September 30, 2023 were as follows:

	Operating	Sales-Type
2023 - remainder	$66,047	$1,307
2024	253,391	5,263
2025	235,340	5,473
2026	216,334	5,692
2027	180,019	5,920
2028	149,755	6,156
Thereafter	500,883	733,006
Total	$1,601,769	$762,817
Difference between undiscounted cash flow and present value		(699,866)
Investment in a sales-type lease		$62,951
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
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of September 30, 2023. The leases have remaining lease terms of up to 37 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Supplemental information related to operating leases is as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Weighted-average remaining lease term
Operating leases (years)	9.3	9.4
Weighted-average discount rate
Operating leases	4.1%	4.0%
The components of lease expense for the nine months ended September 30, 2023 and 2022 were as follows:

Income Statement Classification	Fixed	Variable	Total
2023:
Property operating	$2,657	$7	$2,664
General and administrative	1,144	215	1,359
Total	$3,801	$222	$4,023

2022:
Property operating	$2,657	$—	$2,657
General and administrative	1,144	81	1,225
Total	$3,801	$81	$3,882
The Company recognized sublease income of $2,490 for the nine months ended September 30, 2023 and 2022, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of September 30, 2023:

Operating Leases
2023 - remainder	$1,257
2024	5,199
2025	5,204
2026	4,174
2027	3,673
2028	1,061
Thereafter	6,440
Total lease payments	27,008
Less: Imputed interest	(5,224)
Present value of lease liabilities	21,784
Less: Held for Sale	(515)
Present value of lease liabilities, excluding held for sale	$21,269

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)Allowance for Credit Loss
As of September 30, 2023, the Company had a $64 credit loss allowance resulting from an investment in a sales-type lease. There were no allowances for credit losses in 2022. The activity for the credit loss allowance related to the sales-type lease is as follows:

	For the Nine Months Ended September 30, 2023
	Balance at Beginning of Period	Write-Offs	General Allowance	Balance at End of Period
Allowance for credit loss	$93	$—	$(29)	$64
As of September 30, 2023, the lessee in the sales-type lease remains current on their obligations to the Company and, therefore, the investment is not on non-accrual status.
The following table details the investment in a sales-type lease as of September 30, 2023:

	As of September 30, 2023
	Amortized cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investment in a sales-type lease	$62,951	$(64)	$62,887	0.10%

(11)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2023 and 2022, no single tenant represented greater than 10% of rental revenues.
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
During the nine months ended September 30, 2023 and 2022, the Company did not sell shares under the ATM program.
During the nine months ended September 30, 2022, the Company issued 3,649,023 common shares previously sold on a forward basis in the first quarter of 2021 on the maturity date of the contracts and received $38,492 of net proceeds. No shares were sold on a forward basis during the nine months ended September 30, 2023.

During 2021, the Company amended the terms of its ATM program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of September 30, 2023, common shares with an aggregate value of $294,985 remain available for issuance under the ATM program.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Stock Based Compensation. During the nine months ended September 30, 2023 and 2022, the Company issued 70,072 and 47,505, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $714 and $616, respectively.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 10,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. There were no common shares repurchased during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, 11,702,074 common shares were repurchased and retired for an average price of $10.84 per share. As of September 30, 2023, 6,874,241 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of September 30, 2023.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at September 30, 2023. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of September 30, 2023, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$17,689	$(6,258)
Other comprehensive income before reclassifications	5,264	22,469
Amounts of (income) loss reclassified from accumulated other comprehensive income (loss) to interest expense	(8,591)	1,557
Balance at end of period	$14,362	$17,768
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
During the nine months ended September 30, 2023 and 2022, 9,944 and 33,378 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $49 and $177, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of September 30, 2023, there were approximately 731,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with the LCIF partnership agreement. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the LCIF partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months Ended September 30,
	2023	2022
Net income attributable to LXP Industrial Trust shareholders	$15,782	$75,310
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	49	177
Change from net income attributable to shareholders and transfers from noncontrolling interests	$15,831	$75,487

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
As of September 30, 2023, the Company had six ongoing consolidated development projects and expects to incur approximately $23,500 and $29,100 of costs during the remainder of 2023 and 2024, respectively, excluding noncontrolling interests' share, to substantially complete the construction and estimated tenant improvements and leasing costs of such projects. Etna Park 70, LLC, a joint venture in which the Company has a 90% ownership interest, commenced construction of an industrial facility estimated to cost $29,200. During the third quarter, the Company, through a wholly-owned subsidiary entered into an agreement to fund construction of the property until the land is subdivided. As of September 30, 2023, the Company expects to incur approximately $9,500 during the remainder of 2023 and 2024, respectively, to complete the development of the facility. As of September 30, 2023, the Company has interests in various industrial land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.
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
September 30, 2023 and 2022
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

(15)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2023 and 2022, the Company paid $36,990 and $33,430, respectively, for interest and $975 and $1,218, respectively, for income taxes.
During the nine months ended September 30, 2023 and 2022, the Company accrued additions for capital projects of $20,866 and $52,049, respectively.

(16)Subsequent Events
Subsequent to September 30, 2023, the Company borrowed $25,000 on its revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
Unless stated otherwise or the context otherwise requires, when we use the terms the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us,” we refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests are held, and all of the property operating activities are conducted through special purposes entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023. The results of operations contained herein for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for a full year.
When we use the term “REIT,” we mean real estate investment trust. All references to 2023 and 2022, refer to the periods ending September 30, 2023 and 2022, respectively and our fiscal year ended December 31, 2022.
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
The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of LXP Industrial Trust for the three and nine months ended September 30, 2023 and 2022, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 16, 2023, which we refer to as the Annual Report. Historical results may not be indicative of future performance.
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

Overview
As of September 30, 2023, we had equity ownership interests in approximately 115 consolidated real estate properties, located in 19 states and containing an aggregate of approximately 53.9 million square feet of space, approximately 99.0% of which was leased.
As of September 30, 2023, our portfolio consisted of 110 warehouse/distribution facilities and five other properties. Our warehouse/distribution portfolio is primarily focused in our target markets within the Sunbelt and Midwest. We expect to grow these markets by executing on our development pipeline and opportunistically acquiring facilities in these markets.
Third Quarter 2023 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2023.
Leasing Activity:
•Entered into new and extended leases encompassing 0.8 million square feet, including leasing one speculative development project containing 0.3 million square feet, located in the Greenville-Spartanburg, South Carolina market. The average fixed rent on the extended lease was $6.19 per square foot compared to the average fixed rent on this lease before extension of $4.90 per square foot. The weighted-average tenant improvements and lease commissions was $1.61 per square foot for new leases.
Investments:
•Completed construction of the core and shell for one warehouse/distribution facility containing 0.1 million square feet in the Central Florida market.
•Invested an aggregate of $36.5 million in development activities, including $23.8 million in six ongoing consolidated development projects.
Capital recycling:
•Disposed of two office properties for an aggregate gross sale price of $48.1 million.
Acquisition/Development Activity:
During the nine months ended September 30, 2023, we acquired or completed and placed in service the following warehouse/distribution assets:

Market	Square Feet	Initial Capitalized Cost (millions)	Acquired/Placed in Service Date	Approximate Lease Term (years)	% Leased
Phoenix, Arizona	392,278	$37.2	March 2023	10.0	100%
Dallas, Texas	124,450	15.0	July 2023	N/A	—%
	516,728	$52.2
Increased financing costs have slowed transaction activity and development starts in our target markets and the markets where we own properties. Proceeds from our dispositions are expected to be used to fund our development obligations and reduce leverage.
As of September 30, 2023, we had six consolidated development projects in process with an aggregate estimated total cost of $426.0 million. We anticipate our remaining funding obligation to substantially complete the construction and estimated tenant improvements and leasing costs of these six projects, exclusive of our joint venture partners' share, to be approximately $52.6 million. However, the risks associated with development, including supply chain issues, could adversely impact our estimates.
Critical Accounting Estimates
Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these estimates during the nine months ended September 30, 2023.

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
At September 30, 2023, our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. In addition, certain of our subsidiaries are obligated to fund the construction of our development projects and we sometimes guaranty these obligations. We believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($35.4 million at September 30, 2023), property sale proceeds and borrowing capacity under our unsecured revolving credit facility ($600.0 million at September 30, 2023, subject to covenant compliance).
Cash flows from operations were $153.5 million for the nine months ended September 30, 2023 as compared to $154.1 million for the nine months ended September 30, 2022. The decrease was primarily related to property sales, partially offset by the impact of cash flow generated from acquiring properties and stabilizing development assets. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $46.5 million and $208.2 million during the nine months ended September 30, 2023 and 2022, respectively. Cash used in investing activities in 2023 related primarily to an acquisition, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash used in investing activities primarily related to acquisitions and investments in real estate under construction offset by net proceeds received from the disposition of real estate and distributions from non-consolidated entities. During the nine months ended September 30, 2022, cash used in investing activities included additional acquisition and development activity when compared to 2023. Additional property sales in 2022 compared to 2023 generated more proceeds from sales than in 2023.
Net cash used in financing activities totaled $125.9 million and $107.5 million during the nine months ended September 30, 2023 and 2022, respectively. Cash used in financing activities in 2023 was primarily related to dividend and debt service payments, offset by revolving credit facility borrowings. Cash used in financing activities in 2022 was primarily related to the repurchase of common stock, the purchase of a noncontrolling interest and dividend and debt service payments, offset by common stock issuances and revolving credit facility borrowings.
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares, including through forward sales contracts.

We did not sell shares under the ATM program during the nine months ended September 30, 2023 and September 30, 2022, respectively.

During the nine months ended September 30, 2022, we settled 3.6 million common shares previously sold on a forward basis on the maturity date of the contract and received $38.5 million of net proceeds. No shares were sold on a forward basis during the nine months ended September 30, 2023.

In February 2021, we amended the terms of our ATM program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of September 30, 2023, common shares with an aggregate value of $295.0 million remain available for issuance under the ATM program.

The volatility in the capital markets primarily resulting from the effects of the current economic conditions may negatively affect our ability to access the capital markets through our ATM program and other offerings.

Share Repurchase Program. During 2022, our Board of Trustees authorized the repurchase of an additional 10.0 million common shares under our share repurchase program with no expiration date. We did not repurchase any common shares during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we repurchased and retired approximately 11.7 million common shares at an average price of $10.84 per share. Approximately 6.9 million common shares remained available for repurchase under the current authorization as of September 30, 2023. We, in the future, may repurchase our common shares in the context of our overall capital plan and to the extent we believe market volatility offers prudent investment opportunities based on our common share price versus net asset value per share.

Dividends. Dividends paid to our common and preferred shareholders were $114.0 million and $107.9 million in the nine months ended September 30, 2023 and 2022, respectively.
We declared a quarterly dividend of $0.125 per common share during the three months ended September 30, 2023, which is an increase of $0.005 per common share from the $0.12 per common share quarterly dividend declared during the three months ended September 30, 2022.
Operating Partnership. As of September 30, 2023, 0.7 million units of limited partner interests, or OP units, in our operating partnership, LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of such OP units was $7.3 million based on our closing price of $8.90 per common share as of September 30, 2023 and a redemption factor of approximately 1.13 common shares per OP unit. We expect that LCIF will be merged with and into us as of December 31, 2023 and each outstanding OP unit, not including OP units held by us, will be converted into the right to receive our common shares on a 1 for 1.126 basis.
Financings. The following senior notes were outstanding as of September 30, 2023:

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
A summary of the maturity dates and interest rates of our unsecured credit agreement, as of September 30, 2023, are as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300.0 Million Term Loan(2)	January 2025	Term SOFR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to July 2027 at our option, subject to certain conditions. The interest rate includes a 0.10% adjustment. The interest rate spread ranges from SOFR plus 0.725% to 1.40%. At September 30, 2023, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)    The Term SOFR portion of the interest rate was swapped to obtain a current fixed rate of 2.722%.

As of September 30, 2023, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.
We also have $129.1 million of outstanding Trust Preferred Securities that are due in 2037. The current interest rate is three-month SOFR plus a 0.26% adjustment plus a spread of 170 basis points.

Development Costs

As of September 30, 2023, we had six ongoing consolidated development projects and expect to incur approximately $23.5 million and $29.1 million of costs during the remainder of 2023 and 2024, respectively, excluding noncontrolling interests' share, to substantially complete the construction of such projects. Etna Park 70, LLC, a joint venture that we have a 90%

ownership interest, commenced construction of an industrial facility estimated to cost $29.2 million. During the third quarter, through our wholly-owned subsidiary, we entered into an agreement to fund construction of the property until the land is subdivided and sold to us. As of September 30, 2023, we expect to incur approximately $9.5 million during the remainder of 2023 and 2024, respectively, to complete the development of the facility. As of September 30, 2023, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate the timing of any required funding for potential development projects on these parcels.

Results of Operations
Three months ended September 30, 2023 compared with three months ended September 30, 2022. The decrease in net income attributable to common shareholders of $10.7 million was primarily due to the items discussed below.
The increase in total gross revenues of $5.3 million was primarily due to an increase of $3.5 million in base rental revenue and a $2.0 million increase in tenant reimbursement income primarily due to acquisitions, properties placed in service and leasing, partially offset by a decrease in rental revenue due to property sales.
The increase in depreciation and amortization expense of $0.6 million was primarily due to properties acquired and/or completed and placed in service subsequent to September 30, 2022.
The increase in property operating expense of $0.7 million was primarily due to an increase in operating expense responsibilities at certain properties.
The decrease in impairment charges of $0.6 million was primarily related to the timing of impairment charges recognized on certain properties during the third quarter of 2022. There were no impairment charges during the third quarter of 2023.
The decrease in gains on sales of properties of $17.7 million was related to the timing of property dispositions.
The increase in equity in earnings (losses) of non-consolidated entities of $1.3 million was primarily due to recognizing our share of gains on sale of one property from the NNN Office JV L.P. in 2023 in the amount of $1.0 million. Additionally, in 2022, we recognized $0.7 million of losses due to property sales and impairment charges related to NNN Office JV L.P.
Nine months ended September 30, 2023 compared with nine months ended September 30, 2022. The decrease in net income attributable to common shareholders of $59.6 million was primarily due to the items discussed below.
The increase in total gross revenues of $17.4 million was primarily due to an increase of $10.4 million in base rental revenue and a $7.2 million increase in tenant reimbursement income primarily due to acquisitions, properties placed in service and leasing, partially offset by property sales.
The increase in depreciation and amortization expense of $2.7 million was primarily due to properties acquired and/or completed and placed in service subsequent to January 1, 2022.
The increase in property operating expense of $3.4 million was primarily due to an increase in operating expense responsibilities at certain properties.
The decrease of $2.2 million in general and administrative expense is primarily related to a decrease of $2.6 million in costs incurred related to the Board of Trustees' strategic alternatives review and consulting costs related to shareholder activism in 2022. There were no consulting costs incurred related to shareholder activism during the nine months ended September 30, 2023.
The increase in impairment charges of $14.0 million was primarily related to the timing of impairment charges recognized on certain properties. The impairments in 2023 were taken on office assets primarily due to potential sales.
The decrease in gains on sales of properties of $37.9 million was related to the timing of property dispositions.
The decrease in selling profit from sales-type lease of $9.3 million is due to a tenant exercising its purchase option resulting in a change in lease classification from an operating lease to a sales-type lease in 2022 with no comparable transaction in 2023.
The decrease in equity in earnings (losses) of non-consolidated entities of $13.0 million was primarily due to the timing of property sales within our non-consolidated entities.

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
The following presents our consolidated same-store NOI, for the three and nine months ended September 30, 2023 and 2022 ($000's):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total cash base rent	$61,738	$59,637	$176,270	$169,634
Tenant reimbursements	12,200	10,000	33,852	28,566
Property operating expenses	(12,595)	(11,065)	(35,322)	(30,581)
Same-store NOI	$61,343	$58,572	$174,800	$167,619
Our same-store NOI increased for the three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022 by 4.7% and 4.3%, respectively, primarily due to an increase in cash base rents. As of September 30, 2023 and 2022, our same-store properties were 99.2% and 99.3% leased, respectively, for the three months and 99.5% and 99.8% leased, respectively, for the nine months.

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,901	$23,591	$16,436	$76,037

Interest and amortization expense	10,965	11,255	32,502	32,758
Provision for income taxes	220	271	646	951
Depreciation and amortization	45,570	44,946	137,304	134,645
General and administrative	8,614	9,060	26,866	29,093
Transaction costs	—	1	4	56
Non-operating/advisory fee income	(1,514)	(1,630)	(4,059)	(4,616)
Gains on sales of properties	(7,154)	(24,841)	(15,033)	(52,951)
Impairment charges	—	628	16,490	2,457
Selling profit from sales-type lease	—	—	—	(9,314)
Debt satisfaction losses, net	—	119	—	119
Equity in (earnings) losses of non-consolidated entities	5	1,340	(2,585)	(15,580)
Lease termination income, net	—	(238)	—	(238)
Straight-line adjustments	(2,213)	(2,078)	(7,938)	(8,893)
Lease incentives	109	128	314	391
Amortization of above/below market leases	(449)	(455)	(1,347)	(1,416)
Sales-types lease adjustments	(556)	13	(1,654)	—
NOI	$66,498	$62,110	$197,946	$183,499

Less NOI:
Acquisitions, developments and dispositions	(5,155)	(3,538)	(23,146)	(15,880)
Same-Store NOI	$61,343	$58,572	$174,800	$167,619

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three and nine months ended September 30, 2023 and 2022 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2023	2022	2023	2022
Basic and Diluted:
Net income attributable to common shareholders	$11,039	$21,776	$10,878	$70,441
Adjustments:
Depreciation and amortization - real estate	44,596	44,227	134,484	132,600
Impairment charges - real estate, including our share of non-consolidated entities	—	1,256	16,490	7,299
Noncontrolling interests - OP units	15	11	(63)	147
Amortization of leasing commissions	974	719	2,820	2,045
Joint venture and noncontrolling interest adjustment	1,839	2,612	6,168	8,585
Gains on sales of properties, including our share of non-consolidated entities	(8,164)	(24,842)	(20,818)	(75,803)
FFO available to common shareholders and unitholders - basic	50,299	45,759	149,959	145,314
Preferred dividends	1,573	1,573	4,718	4,718
Amount allocated to participating securities	52	41	186	151
FFO available to all equityholders and unitholders - diluted	51,924	47,373	154,863	150,183
Selling profit from sales-type lease(1)	—	—	—	(9,314)
Allowance for credit losses	2	—	(29)	—
Debt satisfaction losses, net, including our share of non-consolidated entities	—	119	—	1,614
Non-recurring costs(2)	—	640	4	2,629
Noncontrolling interest adjustments	—	—	1	—
Adjusted Company FFO available to all equityholders and unitholders - diluted	$51,926	$48,132	$154,839	$145,112

Per Common Share and Unit Amounts
Basic:
FFO	$0.17	$0.16	$0.52	$0.51

Diluted:
FFO	$0.18	$0.17	$0.52	$0.52
Adjusted Company FFO	$0.18	$0.17	$0.52	$0.50

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	290,291,609	277,535,717	290,187,124	281,559,058
Operating partnership units(3)	825,342	846,858	828,653	859,226
Weighted-average common shares outstanding - basic FFO	291,116,951	278,382,575	291,015,777	282,418,284

Diluted:
Weighted-average common shares outstanding - diluted EPS	291,253,005	278,521,946	291,148,809	284,609,950
Unvested share-based payment awards	—	—	—	23,175
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	295,963,575	283,232,516	295,859,379	289,343,695
(1) Gain recognized upon exercise of the tenant's purchase option in the lease.
(2) Includes costs related to transactions, strategic alternatives and shareholder activism.
(3) Includes OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of September 30, 2023, we had investments in various real estate entities with varying structures. The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $469.0 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $129.1 million and $259.1 million, respectively, at September 30, 2023 and 2022, which represented 8.7% and 15.9%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended September 30, 2023 and 2022, our variable-rate indebtedness had a weighted-average interest rate of 7.0% and 3.5%, respectively, and had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2023 and 2022 would have increased by $0.4 million and $0.6 million, respectively. During the nine months ended September 30, 2023 and 2022, our variable-rate indebtedness had a weighted-average interest rate of 6.7% and 2.7%, respectively, and had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2023 and 2022 would have increased $1.4 million and $1.5 million, respectively. At each of September 30, 2023 and 2022, our aggregate principal consolidated fixed-rate debt was $1.4 billion, respectively, which represented 91.3% and 84.1%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of September 30, 2023. We believe the fair value is indicative of the interest rate environment as of September 30, 2023, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.2 billion as of September 30, 2023.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2023, we had four interest rate swap agreements (see Note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares/OP units during the three months ended September 30, 2023 pursuant to publicly announced repurchase plans (1):

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid for Share/Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2023	—	$—	—	6,874,241
August 1 - 31, 2023	—	$—	—	6,874,241
September 1 - 30, 2023	—	$—	—	6,874,241
Third quarter 2023	—	$—	—	6,874,241

(1)    Share repurchase authorization of an additional 10.0 million common shares announced on August 4, 2022, which has no expiration date.
ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information
During the three months ended September 30, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2023 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	October 31, 2023	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	October 31, 2023	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)