Form 10-K
period 2023-12-31
LXP Industrial Trust
filed 2024-02-15
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of LXP Industrial Trust held by non-affiliates as of June 30, 2023, which was the last business day of the registrant's most recently completed second fiscal quarter, was $2,797,660,954 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $9.75 per share.
Number of common shares outstanding as of February 13, 2024 was 294,289,569.
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

Defined Terms
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
When we use the term “REIT,” we mean real estate investment trust. All references to 2023, 2022 and 2021 refer to our fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.
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
When we use the term “Annualized Cash Base Rent,” (“ABR”) we mean the period end cash base rent multiplied by 12. For leases with free rent periods or that were signed prior to the end of the year but have not commenced, the first cash base rent payment is multiplied by 12.
When we use “Stabilized Portfolio,” we mean all real estate properties other than acquired or developed properties that have not achieved 90% occupancy within one-year of acquisition or cessation of major construction activities. Non-stabilized, substantially completed development projects are classified within investments in real estate under construction.
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

PART I.
Item 1. Business
General
We are a Maryland real estate investment trust, qualified as a REIT for federal income tax purposes, focused on investing in single-tenant warehouse/distribution real estate investments. A majority of our properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, certain leases provide that the landlord is responsible for certain operating expenses.
As of December 31, 2023, we had equity ownership interests in approximately 115 consolidated real estate properties, located in 18 states and containing an aggregate of approximately 54.6 million square feet of space, approximately 99.8% of which was leased.
History and Current Corporate Structure
We became a Maryland REIT in December 1997. Prior to that, our predecessor was organized in the state of Delaware in October 1993 upon the rollup of two partnerships focused on investments in diversified net-leased assets. Primarily all of our business is conducted through wholly-owned subsidiaries, but historically we conducted a portion of our business through an operating partnership subsidiary, Lepercq Corporate Income Fund L.P., which we refer to as LCIF.
On December 31, 2023, we merged LCIF with and into us, with us as the surviving entity. As a result of the merger 0.7 million LCIF partnership units not already owned by us were converted on a 1 for 1.126 basis into 0.8 million of our common shares for a total value of $7.8 million.
Since December 31, 2015 through December 31, 2023, we transitioned our portfolio from approximately 16% warehouse/distribution assets to approximately 99.7% warehouse/distribution assets. As of December 31, 2023, our portfolio consisted of 112 warehouse/distribution facilities and three other properties.

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
We target markets that we believe have strong growth prospects for us to build a concentration of assets. Strong growth prospects are generally determined by:
•Expanding transportation and logistics networks;
•Distances to major population centers;
•Population growth;
•Physical and regulatory constraints;
•Labor cost and availability;
•Utility costs;
•Land cost and availability; and
•Re-tenanting opportunities and costs.
We focus our investments in the Sunbelt and Midwest. Our current target markets consist of the following:

LXP Industrial Trust Target Markets

Chicago
IL
IN
Indianapolis
OH
Columbus
Cincinnati/Dayton
AZ
Phoenix
NM
TX
Dallas/Ft. Worth
San Antonio
Houston
LA
Memphis
Nashville
TN
MS
AL
GA
Atlanta
Savannah
SC
Greenville-Spartanburg
FL
Central Florida
Lower Midwest
Sunbelt

We expect to grow in these markets by executing on our development pipeline, including through build-to-suits, and opportunistically acquiring facilities in these markets.

We currently expect to opportunistically dispose of properties outside of our target markets as opportunities and the need for liquidity arise.

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
The average age of our warehouse/distribution properties as of December 31, 2023, was approximately 9.5 years.

Tenants. We believe we have a diversified tenant base and are not dependent upon any one tenant. While we invest primarily in single-tenant facilities, we believe our tenant credit strength mitigates somewhat against binary risk in occupancy. As of December 31, 2023, our largest tenant represented 6.9% of our ABR and 49.9% of our ABR was from tenants with investment grade credit ratings (either tenant, guarantor or parent/ultimate parent). See “Item 2—Properties—Tenant Diversification.”

Institutional Fund Management. We also provide advisory services and co-invest with high-quality institutional investors in non-consolidated entities. One of these institutional joint ventures, NNN Office JV L.P. (“Office JV”), in which we have a 20% interest, was formed in 2018 upon our disposition of a portfolio of office assets and has seven office properties and a land parcel remaining. Another one of these institutional joint ventures, NNN MFG Cold JV L.P. (“MFG Cold JV”) in which we have a 20%

interest, was formed in 2021 upon our disposition of a portfolio of 22 special purpose industrial properties outside of our core warehouse/distribution strategy.

MFG Cold JV has additional equity commitments of $250 million, of which our proportionate share is $50 million, for the acquisition of special purpose industrial properties outside of our core warehouse/distribution focus. We believe investing in special purpose industrial properties in a joint venture structure allows us to mitigate the risk of investing in these types of industrial assets while earning certain fees related to the operation and growth of the joint venture. MFG Cold JV has not made any acquisitions since its original formation transaction.

Our institutional joint ventures use non-recourse mortgage loans to finance their investments.

Insurance
We maintain comprehensive property, liability and pollution insurance policies with limits and deductibles that we believe are appropriate for our portfolio. Our property insurance policy includes business interruption, windstorm coverage and terrorism coverage, subject to certain exclusions. The premiums for our property, liability and pollution insurance are generally reimbursed by our tenants. We also maintain Directors and Officers, Crime, Fiduciary Liability, Employment Practices Liability, Cyber and Miscellaneous Professional Liability insurance.

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
As of December 31, 2023, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business, financial condition, or results of operations. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations that could be material. See “Risks Related to Our Business” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations.

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
Human Capital
While our investment focus is on physical assets, human capital is critical to our success. We believe investing in our team will result in value creation for our shareholders. We strive to maintain a supportive work atmosphere that values community and promotes professional and personal growth, work autonomy and health and wellness. We rely on our employees and the employees of our contractors and vendors to operate our business and implement our strategy.
Employees. As of December 31, 2023, we had 64 full-time employees. None of our employees are covered by a collective bargaining agreement. Each of our employees work in one or more of the following departments: Investments, Asset Management, Accounting, Tax, Corporate, Legal and Information Technology.
On at least an annual basis, our Chief Executive Officer submits a management succession plan that provides for the ordinary course and emergency succession for our Chief Executive Officer and other key members of management, which is reviewed by the Nominating and ESG Committee of our Board of Trustees and, ultimately, our Board of Trustees.

Attraction & Retention of Talent. We compete for talent by providing competitive compensation and benefits and by working to maintain a culture that is supportive and collaborative and that provides opportunities for both personal and professional growth. Some of our benefit highlights are:

•The compensation for employees above a certain level generally includes long-term equity awards, giving them ownership in us in an effort to retain their services.
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
•Anniversary bonuses for employees who have reached certain tenure amounts.

Due to the small size of our employee base, our turnover is generally low. In 2023, three employees voluntarily or involuntarily separated service from us and we hired one employee for a net change of two employees.

Demographics. We believe there are many benefits to diversity in our employee base. Of our 64 full-time employees at December 31, 2023, 57.8% were female and 46.9% were non-white. Of our eight executive employees at December 31, 2023, 25.0% were female and 12.5% were non-white.
We maintain a diversity, equity and inclusion policy that acknowledges our commitment to cultivating a culture of diversity, equity and inclusion and related initiatives and provides a process for employees to report violations of the policy.

Training and Development. In addition to our professional development policy, we maintain a variety of training programs for our employees, including annual trainings for sustainability, accounting, cybersecurity, human rights, harassment (for managers and non-managers) and anti-corruption/bribery. During 2023, none of our employees violated our anti-corruption/bribery policies and we did not pay any fines for violating anti-corruption/bribery laws or regulations.

Employee Engagement. We regularly engage our employees through the following methods:
•During 2023, we conducted a mid-year performance review for our non-executive employees and a year-end performance review for all of our employees. The year-end performance review consisted of a 180-degree review where non-executive employees reviewed their immediate supervisor. We believe this 180-degree review provides an objective measurement of our employees' performance. The performance of each of our executive-titled employees is reviewed by our Chief Executive Officer, which is presented to, and discussed by, the Compensation Committee of our Board of Trustees.
•During 2023, we engaged our employees with several surveys, including an employee satisfaction survey. The participation rate for the employee satisfaction survey was 88% and we achieved an 86% overall satisfaction rate.
Human Rights. We believe respect for human rights is essential. We maintain an enterprise level human rights policy that acknowledges our efforts to promote human rights in accordance with the UN Guiding Principles on Business and Human Rights and the UN Universal Declaration of Human Rights. We respect freedom of association in our employment practices.

Vendors and Contractors. We outsource the following material functions:
•Information Technology. We engaged a third-party provider of virtual desktop and digital workspaces for managed IT services and a national accounting firm through its digital product line, for virtual chief technology officer services, including as our chief information security officer, or CISO.

•Internal Audit. We engaged a “big-four” accounting firm to assist with our internal audit function.
•Property Management. We primarily engage CBRE, Cushman & Wakefield and Jones Lang LaSalle for the management of our properties where we have operating responsibilities. We also use the management affiliates of the developer/sellers of properties we acquire and develop for the management of such properties if we have operating responsibilities and we believe it is important for such management affiliates to continue to manage the property.
•ESG. We engaged RE Tech Advisors to assist us with our environmental, social and governance, or ESG, initiatives. The 2022 energy, GHG emissions, water and waste data in our corporate responsibility report was independently verified by Lucideon CICS, a private limited company providing in verification and certification services.

We maintain a supplier code of conduct for our vendors and contractors.

Corporate Responsibility
Due to the properties in our portfolio primarily being subject to net leases where tenants are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices, our ability to implement ESG+R initiatives throughout our portfolio may be limited.
We understand the importance of aligning with our stakeholders on environmental, social, governance, and resilience, or ESG+R, matters. Our goal is to continue building a sustainable ESG+R platform that enhances both our company and shareholder value. We are committed to implementing sustainability measures across our organization, from the way in which we assess investment decisions to the business practices we promote at both the corporate and property levels. We believe our publicly disclosed ESG+R objectives will continue to evolve as our platform grows and contribute to our ongoing long-term success on behalf of our stakeholders, including our shareholders, employees, tenants, suppliers, creditors, and local communities.

We find that communicating and engaging with our stakeholders to learn their needs enhances our knowledge and enables us to take actions that we believe may increase the value of our assets. We understand that each stakeholder has a specific point-of-view and unique needs. We seek to continuously identify avenues to engage with our stakeholders to better understand those needs, and we maintain a stakeholder engagement policy. During 2023, we held various meetings with our shareholders and tenants. We held townhall meetings with our employees, we completed questionnaires from shareholders and industry groups, and we engaged our tenants and employees with satisfaction surveys and newsletters.
The Nominating and ESG Committee of our Board of Trustees oversees our ESG+R strategy and initiatives.

Environmental, Sustainability and Climate Change
Developing strategies that reduce our environmental impact and operational costs is a critical component of our ESG+R program. When feasible, we implement base building upgrades and provide tenants with improvement allowance funds to complete sustainability efforts.
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
• Evaluate opportunities to increase renewable energy usage across the portfolio.

Performance:
•Benchmarked landlord paid energy, water, waste, and recycling across the portfolio and working to expand tenant-paid utility data coverage.
•Completed a Greenhouse Gas (GHG) Inventory of our 2022 Scope 1, 2, and 3 GHG Emissions.
•Obtained green building certifications for eight properties and submitted ENERGY STAR applications for six properties in our portfolio during 2023.
•Circulated and maintained sustainability-focused resources for tenants and property managers, including a Tenant Fit-Out Guide and an Industrial Tenant Sustainability Guide.
•Evaluated sustainability and efficiency initiatives across the portfolio in an effort to reduce energy consumption and drive down greenhouse gas emissions.
•Included ESG+R in metrics for executive cash incentive awards.
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
•Awarded as a 2023 Best Company to Work for in New York.
•Maintained a women's mentorship program, where female employees are paired with female mentors for career related advice and support.
•Named 2023 Green Lease Leader with Gold recognition by the Institution for Market Transformation and the U.S. Department of Energy’s Better Buildings Alliance.
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
◦Achieved a Real Estate Benchmark score of 74, a five-point increase compared to 2022; and,
◦Received Public Disclosure Score of 96 (A), above the comparison group and global average, and placed first in the U.S. Industrial Peer Group.
•Published our 2022 Corporate Responsibility Report, aligned with GRI, SASB, SDGs and TCFD.
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

Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the Investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our declaration of trust and by-laws, charters for the Audit and Cyber Risk Committee, Compensation Committee and Nominating and ESG Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistleblower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers or other people performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding LXP at http://www.sec.gov. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings with or documents furnished to the SEC.
Our Investor Relations Department can be contacted at LXP Industrial Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2023.

Item 1A. Risk Factors

In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Company. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described on page four above.

Risks Related to Our Business

We are subject to risks related to defaults under, or termination or expiration of, our leases.

We focus our investment activities on industrial real estate properties that are generally net leased to single tenants, and certain of our tenants and/or their guarantors constitute a significant percentage of our rental revenues. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property and result in a non-cash impairment charge. If the tenant represents a significant portion of our rental revenues, the impact on our financial position may be material. Further, in any such event, we will be responsible for 100% of the operating costs following a vacancy at a single-tenant building.

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

Our plan to grow through the acquisition and development of new properties could be adversely affected by trends in the real estate and financing businesses. For example, our ability to grow will be influenced by the relationship between our expected returns on available acquisition and development opportunities in our target markets and our cost of available capital. Our ability to implement our strategy may also be impeded because we may have difficulty finding opportunities that meet our investment criteria, in addition, our acquisitions and developments may fail to perform in accordance with expectations, including operating and leasing expectations. If we are unable to carry out our growth strategy, our financial condition and results of operations could be adversely affected.

Some of our acquisitions and developments may be financed using short-term financing, such as our line of credit, with the expectation of providing permanent financing in the future, such as through an equity or debt offering. If permanent debt or equity financing is not available on attractive terms to refinance this short-term financing, further acquisitions and developments may be curtailed, or cash available to satisfy our debt service obligations and distributions to shareholders may be adversely affected.

Our investment and disposition activity may lead to dilution.

Our strategy is to increase our investment in general purpose, well located warehouse/distribution assets and reduce our direct exposure to all other asset types. We believe this strategy will lessen capital expenditures over time and mitigate revenue reductions on renewals and re-tenanting. To implement this strategy, we have been selling non-industrial assets and recapitalizing special purpose industrial assets, which generally have higher capitalization rates, and buying warehouse and distribution properties, which generally have lower capitalization rates. We also may sell industrial properties outside of our target markets at capitalization rates higher than we expect to reinvest in our target markets. This strategy adversely impacts returns and cash flows in the short-term. There can be no assurance that the implementation of our strategy will lead to improved results or that we will be able to execute our strategy as contemplated or on terms acceptable to us.

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

Properties where we have operating responsibilities involve risks not typically encountered in real estate properties which are fully operated by a single tenant. The ownership of properties which are not fully operated by a single tenant expose us to the risk of potential “CAM slippage,” which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the operating expenses paid by tenants and/or the amounts budgeted. Depending on the tenant’s leverage in the lease negotiation, the tenant may be successful in negotiating for caps on certain operating expenses and we are responsible for any amounts in excess of any cap.

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

We carry comprehensive liability, property, fire, extended coverage and rent loss insurance on certain of the properties in which we have an interest, with policy specifications and insured limits that we believe are customary for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain rent loss insurance. In addition, certain of our leases require the tenant to maintain all insurance on the property, and the failure of the tenant to maintain the proper insurance could adversely impact our investment in a property in the event of a loss. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition and results of operations.

In addition, the cost of property and related coverage insurance has increased significantly in recent years due to the rise in construction costs and property values and the decrease in capacity in the insurance market.

Cybersecurity incidents may adversely affect our business.

Cybersecurity incidents may result in disrupted operations, including as a result of the loss of access to our information systems, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant, investor and/or vendor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Although we have implemented processes, procedures and internal controls to mitigate these risks, we have in the past and may in the future be subject to cybersecurity incidents.

We are also subject to third-party cybersecurity incident risks. As a landlord, we are also susceptible to cyber attacks on our tenants and their payment systems. In addition, we outsource the maintenance of our information technology systems to third party vendors.

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

Further information relating to cybersecurity risk management is discussed in Item 1C. “Cybersecurity” in this Annual Report.

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

Industry and Economic Risks

Public health emergencies could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows.

In recent years, public health emergencies, including COVID-19, have caused significant and widespread damage to the economy and the financial markets.

The COVID-19 pandemic contributed to labor shortages, supply chain issues, including longer lead times for construction materials and increased construction costs, capital markets disruptions and inflationary conditions. Future public health emergencies, and the steps governments take to control them, may negatively affect (i) the operation of our properties, (ii) the effectiveness of our strategic decision making, (iii) the operation of our key information systems, (iv) our ability to make timely filings with the SEC and (v) our ability to maintain an effective control environment.

Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to obtain financing on reasonable terms, the value of our real estate investments, and have other adverse effects on us.

Concerns over possible economic recession, high interest rates, bank failures, the upcoming U.S. elections, geopolitical issues, including military conflicts, trade wars, labor shortages, and inflation may contribute to increased financial market volatility.

The United States financial markets have periodically experienced significant dislocations and liquidity disruptions due to a variety of factors. Uncertainty in the financial markets may negatively impact our ability to access additional financing on reasonable terms, which may negatively affect our ability to execute our growth strategy. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. Volatile financial markets may also have an adverse effect on our tenants.

Natural disasters could adversely impact our results.

We invest in properties on a nationwide basis. Natural disasters, including earthquakes, storms, tornados, floods and hurricanes, could impact our properties in these and other areas in which we operate. Incurring losses, costs or business interruptions related to natural disasters may adversely affect our operating and financial results.

We are exposed to the potential direct and indirect impacts of climate change.

We are exposed to physical risks from changes in climate. Our properties, especially the properties near seaports, may be exposed to rare catastrophic weather events, such as severe storms, drought, earthquakes, floods, wildfires or other extreme weather events. If the frequency of extreme weather events increases, our exposure to these events could increase and could impact our tenants' operations and their ability to pay rent. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located given climate change risk.

We may be adversely impacted in the future by potential impacts to the supply chain or stricter energy efficiency standards or greenhouse gas regulations for the commercial building sectors. Compliance with new laws or regulations relating to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

Risks Related to our Indebtedness

We have a substantial amount of indebtedness.

We have a substantial amount of debt. Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill our obligations under the documents governing our unsecured indebtedness and otherwise adversely impact our business and growth prospects.

We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2023, our total consolidated indebtedness was approximately $1.8 billion and we had approximately $600.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.

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

We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. Interest rates rose significantly in 2022 and 2023. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2023, we had $129.1 million of trust preferred securities that mature in April 2037 that are SOFR indexed. In addition, we have a $300.0 million unsecured term loan which matures January 2027 that is Term SOFR indexed and is subject to interest rate swap agreements through January 2025. Also, our unsecured revolving credit facility is subject to a variable interest rate. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Higher interest rates could also adversely affect the ability of prospective buyers to obtain financing for properties we intend to sell.

We have engaged and may engage in hedging transactions that may limit gains or result in losses.

We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2023, we had aggregate interest rate swap agreements on $300.0 million of borrowings until January 31, 2025. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance or default by the counterparties. Further, additional risks, including losses on a hedge position, may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. We may also have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

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

Some of the properties in which we have an interest, primarily non-consolidated properties, are subject to non-recourse mortgages, which generally provide that a lender's only recourse upon an event of default is to foreclose on the property. In the event these properties are conveyed via foreclosure to the lenders thereof, we would lose all of our interest in these properties. The loss of a significant number of properties to foreclosure or through bankruptcy of a property owner subsidiary could adversely affect our financial condition and results of operations, relationships with lenders and ability to obtain additional financing in the future.

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

Our ability to issue additional shares. Our declaration of trust authorizes 1,400,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 600,000,000 common shares, 100,000,000 preferred shares and 700,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2023, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, which may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

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

Ownership Limits in Our Declaration of Trust. For us to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of our outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined for federal income tax purposes to include certain entities) during the last half of each taxable year, and these capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year for which a REIT election is made). Our declaration of trust includes certain restrictions regarding transfers of our capital shares and ownership limits.

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

ITEM 1C. CYBERSECURITY

We believe we maintain an information technology and cybersecurity program appropriate for a company our size taking into account our operations.

Management and Board Oversight

Our enterprise risk management framework was developed in conjunction with a third-party that objectively assessed key stakeholder responses to questionnaires on our operations and business functions, including information technology and cybersecurity. Our internal controls over financial reporting include key controls covering certain information technology and cybersecurity processes that are documented and tested annually.

The Audit and Cyber Risk Committee of our Board of Trustees assists our Board of Trustees on oversight of management in connection with regularly assessing our key risks and engaging in enterprise-wide risk management as they relate to cybersecurity and our technology and information systems, including with respect to strategies, objectives, capabilities, initiatives, policies and investments. A member of our Board of Trustees and the Audit and Cyber Risk Committee of our Board of Trustees is a recognized cybersecurity expert as a member of the Tech & Cybersecurity Advisory Committee for U.S. Senator Mark Warner and having been an investor in and director of private and public technology-focused companies.

We employ a Director of Information Technology who works exclusively on information technology and cybersecurity matters and has over 28 years of related experience. We employ a Director of ESG and Corporate Operations who spends part of her business time on information technology matters, specifically business applications, and has 11 years of related experience. Both employees report to our Chief Operating Officer.

Due to our size and the size of our employee base, we use third-party vendors to assist us with our network and information technology requirements. Since 2019, BDO USA, LLC (“BDO”) has acted as our outsourced chief technology officer/chief information security officer (“CTO/CISO”) and provided us with the following services through a dedicated partner in BDO Digital’s Security & Compliance:

•Overseeing chief security role and informing leadership of cybersecurity risks and the role of staff in protecting information, including, but not limited to:
◦Monitoring emerging risks, suggesting and overseeing implementation of mitigations;
◦Championing security awareness and training programs; and
◦Reporting significant security events to leadership.
•Guidance regarding incidence response, business continuity and disaster recovery program, strategy and testing.
•Oversight and guidance on vendor risk management processes and individual vendor profiles.
•IT strategy advice.
•Monitoring the relationship with our information technology managed services provider.
•Technical, policy and procedure recommendations.

Together with our Director of Information Technology, BDO reports frequently to our Chief Operating Officer and General Counsel and to the Audit and Cyber Risk Committee of our Board of Trustees on a quarterly basis.

We outsource our information technology managed services to a third-party provider of customized private cloud solutions featuring virtual desktops and servers. Our Director of Information Technology, together with BDO, oversees the third-party managed service provider (“MS Provider”).

We maintain a critical systems vendor management program with the assistance of a third-party provider of vendor risk intelligence data, including cybersecurity vulnerabilities, business health and credit risk.

In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems we use, we utilize a regularly updated incident response plan. Our incident response plan was developed to guide the internal response to incidents taking into account a recognized third party cybersecurity framework. Pursuant to our incident response plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the incident response team is made up of two teams: the information security response team and the business response team. The information security response team is generally led by our Chief Operating Officer and includes our CTO/CISO, our Director of Information Technology, our MS Provider account manager, our Chief Financial Officer and other members of our senior leadership. The business response team includes primary and secondary contacts for each impacted business area. These individuals assist with any necessary customer notification procedures. The incident response team regularly reports to senior management, including the CEO, in the event of a significant incident, and our Chief Operating Officer and Chief Financial Officer provide reports to our Audit and Cyber Risk Committee and our Board of Trustees.

The Audit and Cyber Risk Committee oversees, on behalf of the Board of Trustees, our information technology and cybersecurity strategy and initiatives. Our Board of Trustees has determined that one of the members of our Audit and Cyber Risk Committee is an information technology/cybersecurity expert and has significant experience in, among other areas, emerging technologies and coordinating national security and technology policy. On at least a quarterly basis, our Chief Operating Officer, CTO/CISO and Director of Information Technology report to our Audit and Cyber Risk Committee on information technology matters, including cybersecurity. Our Audit and Cyber Risk Committee then updates the Board of Trustees following management’s update. On a periodic basis, our Audit and Cyber Risk Committee commissions an external assessment of our cybersecurity practices and receives a report from the third-party firm performing our internal audit function. The most recent assessment was completed in 2023.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

Our cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents, and (3) containing, eradicating, recovering from, and reporting cybersecurity events.

Prevention and Preparation

As noted above, we utilize our MS Provider for cloud-based information technology services. This third-party solution includes 24/7 monitoring and is built to the NISI/ISO framework. We also engage a nationally recognized public accounting firm to perform periodic cybersecurity assessments, which entail performing a qualitative current state evaluation of our cybersecurity program in line with specific domains within the recognized third party framework. In addition, we take the following preventative measures:

•We engage a third party to perform internal and external penetration tests on an annual basis.
•We require multi-factor authentication for our network and primary applications.
•We utilize geolocation-based blocking.

We recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of our prevention efforts is annual employee training on cybersecurity around phishing, malware and other cyber risks. We use a third-party provider of security awareness training and simulated phishing for our email phishing reporting and cyber security training. Our employees are required to complete quarterly cybersecurity training programs.

We maintain comprehensive business continuity and disaster recovery plans, which update on at least an annual basis and we test through tabletop exercises on an annual basis. We do not maintain any on-premises data or servers.

We are exposed to risks from interactions with vendors and other third parties. To mitigate this risk, we perform due diligence on our vendors and third-party service providers. We believe we work with reputable vendors and require SOC reports from critical vendors and IT service providers.

We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications, employee notifications, and notification from external parties (e.g., our third-party information technology provider). Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event (e.g. ransomware or personal data breach) and assessing the severity of the event and sensitivity of any compromised data.

Containment, Eradication, Recovery, and Reporting

In the event of a cybersecurity incident, our first priority is to contain the cybersecurity incident as quickly as possible consistent with the procedures in our incident response plan. A representative of our third-party information technology provider is a member of the incident response team. Our third-party information technology provider takes the lead on assisting us with the steps and procedures to contain the incident. If our third-party information technology provider is unable to contain the incident, we expect to work with our CTO/CISO and cybersecurity insurer to engage the appropriate vendor for containment.

Once a cybersecurity incident is contained our focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions, validation of files or data that may have been affected, increased network monitoring or logging to identify recurring attacks, or employee re-training, among other things. We have specific recovery time objectives and recovery point objectives in our disaster recovery plan.

Our incident response plan provides clear communication protocols, including with respect to members of senior management, including the CEO, CFO and COO, internal and external counsel, our management disclosure committee and the Audit and Cyber Risk Committee and the Board of Trustees. With respect to our SEC reporting obligations related to a cybersecurity incident, as set forth in the incident response plan, the leaders of the incident response plan regularly brief the management disclosure committee on developments related to an incident. In addition, the COO and CTO/CISO engage with external legal counsel with respect to other regulatory reporting obligations related to an incident.

Following the conclusion of an incident the incident response team will generally assess the effectiveness of the cybersecurity program and make adjustments as appropriate.

Cybersecurity Risks

As of December 31, 2023, we are not aware of any material cybersecurity incidents in the last three years. However, we routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams that we are able to prevent or sufficiently mitigate harm from. Although we make efforts to maintain the security and integrity of the third party networks and systems we use, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a security incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third party providers, will be effective. See “Item 1A–Risk Factors–Cybersecurity incidents may adversely affect our business.”

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2023, we had ownership interests in approximately 115 consolidated real estate properties containing approximately 54.6 million square feet of rentable space, which were approximately 99.8% leased based upon net rentable square feet. All properties in which we have an interest are held through at least one property owner subsidiary.

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

Office Leases. We lease our headquarters office space in New York, New York and our satellite offices in Dallas, Texas and West Palm Beach, Florida.

Property-Level Leverage. As of December 31, 2023, we had outstanding consolidated mortgages and notes payable of approximately $60.9 million with a weighted-average interest rate of approximately 4.0% and a weighted-average maturity of 6.4 years.

Property Charts. The following tables list our properties by type, their locations, the net rentable square feet, the expiration of the current lease term and percent leased, as applicable, as of December 31, 2023.

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2023
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
Stabilized Properties:
3405 S. McQueen Rd.	Chandler	AZ	201,784	3/31/2033	100%
16811 W. Commerce Dr.	Goodyear	AZ	540,349	4/30/2026	100%
17510 W. Thomas Rd.	Goodyear	AZ	468,182	11/30/2036	100%
255 143rd Ave.	Goodyear	AZ	801,424	9/30/2030	100%
3595 N Cotton Ln.	Goodyear	AZ	392,278	8/31/2033	100%
4445 N. 169th Ave.	Goodyear	AZ	160,140	12/31/2025	100%
1515 South 91st Ave.	Phoenix	AZ	496,204	12/31/2027	100%
8989 W Buckeye Rd.	Phoenix	AZ	268,872	5/31/2037	100%
Parcel Number: 501-42-015B	Phoenix	AZ	—	11/5/2042	100%
9494 W. Buckeye Rd.	Tolleson	AZ	186,336	9/30/2026	100%
5275 Drane Field Rd.	Lakeland	FL	222,134	5/31/2036	100%
3400 NW 35th Street Rd.	Ocala	FL	617,055	8/31/2030	100%
2455 Premier Row	Orlando	FL	205,016	3/31/2026	100%
3775 Fancy Farms Rd.	Plant City	FL	510,484	3/31/2028	100%
3102 Queen Palm Dr.	Tampa	FL	229,605	2/28/2026	100%
95 International Pkwy.	Adairsville	GA	225,211	3/31/2025	100%
7875 White Rd. SW	Austell	GA	604,852	5/31/2025	100%
41 Busch Dr.	Cartersville	GA	396,000	9/30/2031	100%
51 Busch Dr.	Cartersville	GA	328,000	7/31/2031	100%
1625 Oakley Industrial Blvd.	Fairburn	GA	907,675	10/31/2028	100%
490 Westridge Pkwy.	McDonough	GA	1,121,120	1/31/2028	100%
493 Westridge Pkwy.	McDonough	GA	676,000	10/31/2030	100%
335 Morgan Lakes Industrial Blvd.	Pooler	GA	499,500	7/31/2027	100%
1004 Trade Center Pkwy.	Savannah	GA	419,667	7/31/2026	100%
1315 Dean Forest Rd.	Savannah	GA	88,503	8/31/2025	100%
1319 Dean Forest Rd.	Savannah	GA	355,527	6/30/2025	100%
7225 Goodson Rd.	Union City	GA	370,000	5/31/2029	100%
3931 Lakeview Corporate Dr.	Edwardsville	IL	769,500	9/30/2026	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2023
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
4015 Lakeview Corporate Dr.	Edwardsville	IL	1,017,780	5/31/2030	100%
6225 E. Minooka Rd.	Minooka	IL	1,034,200	9/30/2029	100%
1460 Cargo Court	Minooka	IL	705,661	11/30/2029	100%
200 International Pkwy. S.	Minooka	IL	473,280	12/31/2029	100%
1001 Innovation Rd.	Rantoul	IL	813,126	10/31/2034	100%
3686 South Central Ave.	Rockford	IL	93,000	12/31/2027	100%
749 Southrock Dr.	Rockford	IL	150,000	12/31/2024	100%
1627 Veterans Memorial Pkwy. E.	Lafayette	IN	309,400	9/30/2029	100%
1285 W. State Road 32	Lebanon	IN	741,880	1/31/2029	100%
180 Bob Glidden Blvd.	Whiteland	IN	179,530	12/31/2026	100%
19 Bob Glidden Blvd.	Whiteland	IN	530,400	3/31/2031	100%
76 Bob Glidden Blvd.	Whiteland	IN	168,480	12/31/2026	100%
4600 Albert S White Dr.	Whitestown	IN	149,072	12/31/2024	100%
4900 Albert S White Dr.	Whitestown	IN	149,072	8/31/2025	100%
5352 Performance Way	Whitestown	IN	380,000	7/31/2025	100%
5424 Albert S. White Dr.	Whitestown	IN	1,016,244	11/30/2031	100%
27200 West 157th St.	New Century	KS	446,500	1/31/2027	100%
200 Richard Knock Way	Walton	KY	232,500	12/31/2031	100%
300 Richard Knock Way	Walton	KY	544,320	4/30/2032	100%
1700 47th Ave. North	Minneapolis	MN	18,620	12/31/2025	100%
1550 Hwy 302	Byhalia	MS	615,600	9/30/2027	100%
549 Wingo Rd.	Byhalia	MS	855,878	3/31/2030	100%
554 Nissan Pkwy.	Canton	MS	1,466,000	2/28/2027	100%
11555 Silo Dr.	Olive Branch	MS	927,742	8/31/2024	100%
11624 S. Distribution Cv.	Olive Branch	MS	1,170,218	6/30/2029	100%
6495 Polk Ln.	Olive Branch	MS	269,902	5/31/2028	100%
8500 Nail Rd.	Olive Branch	MS	716,080	7/31/2029	100%
671 Washburn Switch Rd.	Shelby	NC	673,425	5/31/2036	100%
2203 Sherrill Dr.	Statesville	NC	639,800	10/31/2026	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2023
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
736 Addison Rd.	Erwin	NY	408,000	11/30/2026	100%
29-01 Borden Ave./29-10 Hunters Point Ave.	Long Island City	NY	140,330	3/31/2028	100%
351 Chamber Dr.	Chillicothe	OH	489,150	12/31/2031	100%
1860 Walcutt Rd.	Columbus	OH	292,730	11/21/2029	100%
9800 Schuster Way	Etna	OH	1,074,840	10/31/2033	100%
7005 Cochran Rd.	Glenwillow	OH	458,000	7/31/2025	100%
191 Arrowhead Dr.	Hebron	OH	250,410	2/28/2034	100%
200 Arrowhead Dr.	Hebron	OH	400,522	8/31/2027	100%
2155 Rohr Rd.	Lockbourne	OH	320,190	3/31/2024	100%
575-599 Gateway Blvd.	Monroe	OH	194,936	6/30/2024	100%
600 Gateway Blvd.	Monroe	OH	994,013	8/31/2027	100%
675 Gateway Blvd.	Monroe	OH	143,664	2/28/2032	100%
700 Gateway Blvd.	Monroe	OH	1,299,492	6/30/2030	100%
10345 Philipp Pkwy.	Streetsboro	OH	649,250	10/31/2026	100%
250 Rittenhouse Cir.	Bristol	PA	241,977	11/30/2026	100%
230 Apple Valley Rd.	Duncan	SC	275,400	4/30/2029	100%
231 Apple Valley Rd.	Duncan	SC	196,000	1/31/2026	100%
235 Apple Valley Rd.	Duncan	SC	177,320	10/31/2026	100%
402 Apple Valley Rd.	Duncan	SC	235,600	12/31/2029	100%
417 Apple Valley Rd.	Duncan	SC	195,000	3/31/2027	100%
425 Apple Valley Rd.	Duncan	SC	327,360	9/30/2026	100%
70 Tyger River Dr.	Duncan	SC	408,000	1/31/2029	100%
140 Smith Farms Pkwy.	Greer	SC	304,884	2/28/2029	100%
170 Smith Farms Pkwy.	Greer	SC	797,936	4/30/2035	100%
21 Inland Pkwy.	Greer	SC	1,318,680	12/31/2034	100%
7820 Reidville Rd.	Greer	SC	210,820	12/31/2027	100%
7870 Reidville Rd.	Greer	SC	396,073	9/30/2025	100%
1021 Tyger Lake Rd.	Spartanburg	SC	213,200	2/28/2031	100%
5795 North Blackstock Rd.	Spartanburg	SC	341,660	7/31/2029	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2023
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
6050 Dana Way	Antioch	TN	674,528	6/30/2031	100%
1520 Lauderdale Memorial Hwy.	Cleveland	TN	851,370	3/31/2031	100%
201 James Lawrence Rd.	Jackson	TN	1,062,055	10/31/2027	100%
633 Garrett Pkwy.	Lewisburg	TN	310,000	3/31/2026	100%
3820 Micro Dr.	Millington	TN	701,819	9/30/2024	100%
200 Sam Griffin Rd.	Smyrna	TN	1,505,000	4/30/2027	100%
2115 East Belt Line Rd.	Carrollton	TX	356,855	6/30/2035	100%
3737 Duncanville Rd.	Dallas	TX	510,400	9/30/2026	100%
4600 Underwood Rd.	Deer Park	TX	402,648	12/31/2026	100%
4005 E. I-30	Grand Prairie	TX	215,000	3/31/2037	100%
13600/13901 Industrial Road	Houston	TX	132,449	3/31/2038	100%
1704 S. I-45	Hutchins	TX	120,960	6/30/2030	100%
3201 N. Houston School Rd.	Lancaster	TX	468,300	1/31/2030	100%
13930 Pike Rd.	Missouri City	TX	—	4/30/2032	100%
17505 Interstate Hwy. 35W	Northlake	TX	500,556	10/31/2034	100%
8601 E. Sam Lee Ln.	Northlake	TX	1,214,526	8/31/2029	100%
10535 Red Bluff Rd.	Pasadena	TX	257,835	4/30/2029	100%
10565 Red Bluff Rd.	Pasadena	TX	248,240	4/30/2025	100%
4100 Malone Dr.	Pasadena	TX	233,190	8/31/2028	100%
9701 New Decade Dr.	Pasadena	TX	102,863	8/31/2024	100%
16407 Applewhite Rd.	San Antonio	TX	849,275	4/30/2027	100%
2601 Bermuda Hundred Rd.	Chester	VA	1,034,470	6/30/2030	100%
150 Mercury Way	Winchester	VA	324,535	11/30/2024	100%
291 Parkside Dr.	Winchester	VA	344,700	5/31/2031	100%
80 Tyson Dr.	Winchester	VA	400,400	12/18/2031	100%
	Stabilized total		54,126,539		100%

Non-Stabilized Properties:
1075 NE 30th St. (2)	Ruskin	FL	57,690	1/31/2029	42%
3115 N Houston School Rd.	Lancaster	TX	124,450	N/A	—%
	Non-Stabilized total		182,140		21.9%

	Warehouse/Distribution total		54,308,679		99.8%

(1) Includes industrial development leased land.
(2) During 2023, a portion of a 138,673 square foot warehouse/distribution facility reached substantial completion and was placed into service upon the tenant taking occupancy. The remaining 80,983 square feet of the facility remains in real estate under construction until the property is stabilized.
As of December 31, 2023, annualized cash base rent for the warehouse/distribution portfolio, excluding assets primarily consisting of land leases was $4.66 per square foot. The weighted-average remaining lease term was 6.0 years.

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART OTHER
As of December 31, 2023
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
30 Light St.	Baltimore	MD	—	12/31/2048	100%
3480 Stateview Blvd.	Fort Mill	SC	169,218	5/31/2024	100%
3476 Stateview Blvd.	Fort Mill	SC	169,083	5/31/2024	100%
	Other total		338,301		100%
	Consolidated portfolio total		54,646,980		99.8%
As of December 31, 2023, annualized cash base rent for the other portfolio was $12.50 per square foot, excluding Baltimore, Maryland. The weighted-average remaining lease term was 2.1 years.
As of December 31, 2023, annualized cash base rent for the consolidated portfolio was $4.71 per square foot, excluding assets primarily consisting of land leases. The weighted-average remaining lease term was 6.0 years.

LXP NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2023
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
Office/Other properties:
2500 Patrick Henry Pkwy.	McDonough	GA	20%	111,911	6/30/2029	100%
3902 Gene Field Rd.	St. Joseph	MO	20%	98,849	6/30/2027	100%
1210 AvidXchange Ln.	Charlotte	NC	20%	201,450	4/30/2032	100%
2221 Schrock Rd.	Columbus	OH	20%	42,290	7/6/2027	100%
500 Olde Worthington Rd.	Westerville	OH	20%	97,747	3/31/2026	86%
4001 International Pkwy.	Carrollton	TX	20%	138,443	12/31/2025	100%
8900 Freeport Pkwy.	Irving	TX	20%	261,305	5/31/2033	23.2%
	Office/Other total			951,995		77.5%

Special purpose industrial properties:
318 Pappy Dunn Blvd.	Anniston	AL	20%	276,782	11/24/2029	100%
4801 North Park Dr.	Opelika	AL	20%	165,493	5/31/2042	100%
1020 W. Airport Rd.	Romeoville	IL	20%	188,166	10/31/2031	100%
10000 Business Blvd.	Dry Ridge	KY	20%	336,350	6/30/2031	100%
730 North Black Branch Rd.	Elizabethtown	KY	20%	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	20%	539,592	6/30/2025	100%
301 Bill Bryan Blvd.	Hopkinsville	KY	20%	424,904	6/30/2025	100%
4010 Airpark Dr.	Owensboro	KY	20%	211,598	6/30/2025	100%
113 Wells St.	North Berwick	ME	20%	993,685	4/30/2029	100%
904 Industrial Rd.	Marshall	MI	20%	246,508	9/30/2028	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	20%	311,612	10/31/2030	100%
26700 Bunert Rd.	Warren	MI	20%	260,243	10/31/2032	100%
2880 Kenny Biggs Rd.	Lumberton	NC	20%	423,280	11/30/2026	100%
5670 Nicco Way	North Las Vegas	NV	20%	180,235	9/30/2034	100%
10590 Hamilton Ave.	Cincinnati	OH	20%	264,598	12/31/2027	100%
590 Ecology Ln.	Chester	SC	20%	420,597	7/14/2025	100%
50 Tyger River Dr.	Duncan	SC	20%	221,833	8/31/2027	100%
900 Industrial Blvd.	Crossville	TN	20%	222,200	9/30/2033	100%
120 Southeast Pkwy. Dr.	Franklin	TN	20%	289,330	12/31/2028	100%

LXP NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2023
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
7007 F.M. 362 Rd.	Brookshire	TX	20%	262,095	3/31/2035	100%
13863 Industrial Rd.	Houston	TX	20%	187,800	3/31/2035	100%
901 East Bingen Point Way	Bingen	WA	20%	124,539	12/31/2032	100%
	Special purpose industrial total			6,719,210		100%

	Non-consolidated portfolio total			7,671,205		97.2%
In addition, we have two non-consolidated joint ventures with a developer, which own developable parcels of land in Etna, Ohio.
As of December 31, 2023, the annualized cash base rent for the non-consolidated portfolio was $7.58 per square foot and the weighted-average remaining lease term was 6.8 years.

Development Projects
The following is a summary of our warehouse/distribution ongoing development projects as of December 31, 2023:
Ongoing Development Projects

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost(1)	GAAP Investment Balance as of 12/31/2023 ($000)(2)	LXP Amount Funded as of 12/31/2023 ($000)(3)	Building Completion Date	% Leased as of 12/31/2023	Placed in Service Date
Consolidated:
Development Projects Leased
Cotton 303 (93%)(4)	1	Phoenix, AZ	488,400	$55,300	$50,716	$44,523	1Q 2024	100%	1Q 2024
	1		488,400	55,300	50,716	44,523
Development Projects Available for Lease:
Ocala (80%)	1	Central Florida	1,085,280	$85,200	$80,184	$70,605	1Q 2023	—%	—
Mt. Comfort (80%)	1	Indianapolis, IN	1,053,360	66,400	64,489	58,736	1Q 2023	—%	—
Smith Farms (90%)	1	Greenville-Spartanburg, SC	1,091,888	76,500	72,411	69,244	2Q 2023	—%	—
South Shore (100%)(5)	2	Central Florida	213,195	33,500	29,739	29,771	2Q 2023 - 3Q 2023	—%	—
ETNA Building D (100%)(6)	1	Columbus, OH	250,020	30,200	21,816	15,928	1Q 2024	—%	—
	6		3,693,743	$291,800	$268,639	$244,284

	7		4,182,143	$347,100	$319,355	$288,807
Land Held for Industrial Development

Project (% owned)	Market	Approximate Acres	GAAP Investment Balance as of 12/31/2023 ($000)	LXP Amount Funded as of 12/31/2023 ($000)(2)
Consolidated:
Reems & Olive (95.5%)(7)	Phoenix, AZ	320	$73,683	$74,308
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,328	4,283
ATL Fairburn (100%)	Atlanta, GA	14	1,732	1,751
		450	$80,743	$80,342

Project (% owned)	Market	Approximate Acres	GAAP Investment Balance as of 12/31/2023 ($000)(2)	LXP Amount Funded as of 12/31/2023 ($000)(3)
Non-consolidated:
Etna Park 70 (90%)	Columbus, OH	52	$10,320	$13,778
Etna Park 70 East (90%)	Columbus, OH	21	2,245	2,674
		73	$12,565	$16,452
(1)Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer fee or partner promote, if any.
(2)Excludes leasing costs.
(3)Excludes noncontrolling interests' share.
(4)Subsequent to December 31, 2023, the property was placed in service.
(5)During the fourth quarter of 2023, a 57,690 square foot portion of the project, representing 23% of the total project was occupied by the tenant and placed in service.
(6)During the fourth quarter of 2023, a wholly-owned subsidiary of LXP purchased approximately 14 acres of land and the partially completed leasehold improvements from ETNA Park 70.
(7)During the fourth quarter of 2023, a perpetual utility easement was granted in exchange for $6.2 million.

Tenant Diversification
We believe our tenant mix is well diversified. Below are the industries in our warehouse/distribution portfolio based on 2023 ABR for consolidated properties owned as of December 31, 2023:

Aerospace/Defense, 0.6%
Healthcare, 0.5%
Retail Department, 2.0%
Other, 0.4%
Technology, 2.1%
Specialty, 2.2%
Consumer Products, 25.1%
Apparel, 2.3%
Food, 9.2%
Construction/Materials, 10.4%
Automotive, 11.3%
Transportation/Logistics, 19.8%
E-Commerce, 14.1%

Lease Term. As a primarily single-tenant investor, we generally maintain a weighted-average lease term that is longer than most industrial REITs, favoring certainty of cash flow over lease-rollover risk inherent in single-tenant properties. However, we will invest in shorter-term leases if we are optimistic about the location in a releasing context. As of December 31, 2023, the weighted-average lease term in our industrial portfolio was 6.0 years.

The following table sets forth information about the 15 largest tenants/guarantors in our portfolio as of December 31, 2023 based on total annualized base rental revenue as of December 31, 2023 ($000s, except square feet).

Tenants(1)	Property Type	Lease Expirations	Number of Leases	Square Feet Leased	Square Feet Leased as a % of the Consolidated Portfolio(2)(3)	ABR	Percentage of ABR(2)(4)
Amazon	Industrial	2026-2033	6	3,864,731	7.1%	$18,593	6.9%
Nissan	Industrial	2027	2	2,971,000	5.4%	13,082	4.8%
Kellogg	Industrial	2027 & 2029	3	2,801,916	5.1%	9,738	3.6%
Black and Decker	Industrial	2029 & 2033	2	2,289,366	4.2%	9,427	3.5%
Wal-Mart	Industrial	2027-2031	3	2,351,917	4.3%	8,915	3.3%
GXO Logistics	Industrial	2024-2028	3	1,697,475	3.1%	7,604	2.8%
Watco	Industrial	2038	1	132,449	0.2%	6,445	2.4%
FedEx	Industrial	2028	2	292,021	0.5%	6,263	2.3%
Owens Corning	Industrial	2025-2027	3	863,242	1.6%	5,975	2.2%
Mars Wrigley	Industrial	2025	1	604,852	1.1%	5,473	2.0%
Undisclosed (5)	Industrial	2034	1	1,318,680	2.4%	5,315	2.0%
Aligned Data Centers (6)	Industrial	2042	1	—	—%	5,228	1.9%
Olam	Industrial	2024 & 2037	2	1,196,614	2.2%	5,103	1.9%
Georgia-Pacific	Industrial	2028 & 2031	2	1,283,102	2.4%	4,989	1.8%
Asics	Industrial	2030	1	855,878	1.6%	4,541	1.7%
			33	22,523,243	41.3%	$116,691	43.1%
(1)Tenant, guarantor or parent.
(2)Total shown may differ from detail amounts due to rounding.
(3)Excludes vacant square feet.
(4)Based on ABR for consolidated properties owned as of December 31, 2023.
(5)Lease restricts certain disclosures
(6)Industrial development leased land, which is included in industrial portfolio.

In 2023, 2022 and 2021, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio at December 31, 2023:

Year	Number of Lease Expirations	Square Feet	ABR ($000's)	Percentage of ABR
2024	13	3,224,253	$16,030	5.9%
2025	13	3,137,998	18,313	6.8%
2026	25	7,052,764	32,861	12.1%
2027	16	8,765,734	37,114	13.7%
2028	8	3,074,237	18,139	6.7%
2029	18	8,864,350	35,840	13.2%
2030	10	6,950,840	30,147	11.1%
2031	12	5,060,431	22,237	8.2%
2032	3	687,984	5,348	2.0%
2033	3	1,668,902	12,335	4.6%
The following chart sets forth ABR ($000's) based on the credit rating of our consolidated tenants at December 31, 2023(1):

	ABR	Percentage of ABR
Investment Grade	$135,165	49.9%
Non-investment Grade	48,086	17.8%
Unrated	87,429	32.3%
	$270,680	100.0%
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

Holders. As of February 13, 2024, we had 2,229 common shareholders of record.

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
Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2023, with respect to our 2022 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	$2,994,544
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	$2,994,544

Recent Sales of Unregistered Securities.
We did not issue any common shares during 2023 on an unregistered basis.

Share Repurchase Program.

There were no common share repurchases during the quarter and year ended December 31, 2023 under our share repurchase authorization most recently announced on August 4, 2022, which has no expiration date. There were 6,874,241 shares that may yet be repurchased under our share repurchase authorization as of December 31, 2023.

Insider Trading.

During the year ended December 31, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Introduction
The following is a discussion and analysis of the consolidated financial condition and results of operations of LXP Industrial Trust for the years ended December 31, 2023 and 2022, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with our accompanying consolidated financial statements included herein and notes thereto.
Summary of 2023 Transactions
The following summarizes certain of our transactions during 2023.

Leasing Activity.

•We entered into new leases and lease extensions encompassing 6.8 million square feet. The average fixed rent on the second generation new and extended leases was $5.40 per square foot compared to the average fixed rent on these leases before extension of $3.85 per square foot. The weighted-average cost of tenant improvements and lease commissions was $12.31 per square foot for new first generation leases and $1.82 per square foot for second generation new and extended leases.

Investments.

•Acquired one warehouse/distribution facility for a cost of $15.0 million.
•Acquired a 13.8-acre parcel of land and partially completed 250,000 square foot warehouse/distribution facility in Etna, Ohio from a non-consolidated joint venture for $15.9 million.
•Completed core and shell construction of seven warehouse/distribution facilities containing an aggregate of 4.2 million square feet in four target markets.
•Placed into service warehouse/distribution facilities containing an aggregate of 1.8 million square feet in four target markets.
•Invested an aggregate of $122.1 million in development activities, including $85.8 million in ongoing consolidated development projects.

Capital Recycling.

•Disposed of our interests in certain properties and one land parcel for an aggregate gross disposition price of $100.2 million.
•Received $8.1 million and satisfied our share of the proportionate debt from a non-consolidated joint venture, in which we had a 25% interest, upon the disposition of its specialty net-leased asset for $82.0 million and the satisfaction of an aggregate of $48.9 million of non-recourse debt.
•Satisfied our share of the proportionate debt from another non-consolidated joint venture, in which we have a 20% ownership interest, upon the disposition of one of its properties for a disposition price of $30.1 million and the satisfaction of $29.4 million of non-recourse variable rate debt.
Debt.
•Issued $300.0 million aggregate principal amount of 6.75% Senior Notes due 2028 (“2028 Senior Notes”), at an issuance price of 99.423% of the principal amount.
•Amended the agreement governing our $300.0 million term loan to extend the maturity from January 31, 2025 to January 31, 2027.

Investment Trends
General. Over the last several years, we have focused our investment activity primarily on income producing single-tenant warehouse and distribution assets and speculative development of warehouse and distribution assets.
In 2023, we acquired or completed and placed into service $146.4 million of warehouse and distribution assets, which is a decrease of $48.8 million compared to 2022 investment activity of $195.2 million. The decrease was primarily due to the substantial completion of our portfolio transformation efforts and related tax-free exchange capital recycling and the increase in our cost of capital driven by the increase in interest rates. Also there has been a disconnect between buyers and sellers in the real estate market over the last year, which has generally slowed acquisition and disposition activity in our target markets.

As of December 31, 2023, we had two non-industrial assets in our consolidated portfolio, which were held for sale. In addition, we expect to recycle out of certain warehouse and distribution facilities located outside of our target markets over time and use the proceeds to reduce indebtedness and invest in our target markets. While our capital recycling strategy has had and may continue to have a near-term dilutive impact on earnings due to the sales of revenue-producing properties, we believe this strategy will benefit shareholder value in the long term.
The industrial real estate market remains one of the most resilient real estate markets in the current economic environment. The main drivers of growth in the industrial real estate market have been e-commerce and near shoring, where companies increase their inventories in the United States to keep up with demand and to protect against future disruptions in the supply chain.
While we believe the industrial market will continue to grow, there continues to be competition for the acquisition of industrial properties, specifically warehouse/distribution properties. In addition, recessionary fears may cause tenants to reevaluate expansion and growth plans. We continue to prioritize development, specifically build-to-suit projects, over acquisitions of leased properties due to the higher yield that development generally provides.
Lease Term. We primarily acquire assets subject to intermediate and long-term leases with escalating rents, which we believe strengthen our future cash flows and provide a partial hedge against rising interest rates. We intend to maintain a weighted-average lease term longer than many comparable industrial companies and balance our lease expiration schedule.
Our industrial investment underwriting focuses more on real estate characteristics such as location and related demographic and local economic trends than it does on tenant credit. This has allowed us to acquire certain short-term leased warehouse/distribution assets, which may be acquired with greater total return potential than long-term leased warehouse/distribution assets and allow for a value-add strategy through the lease renewal or a multi-tenanting process.
Development. As a result of the competition for income producing single-tenant warehouse/distribution assets, in 2017, we began selectively investing in development projects. We believe we can generally achieve higher yields from development projects than we can by purchasing existing leased properties.
Our development activities have been focused on speculative development and purchasing newly-developed properties with vacancy. Our target markets are experiencing low vacancy rates. In 2024, we expect to focus our development activities on build-to-suit activities and limit the amount of speculative development to markets where there is sufficient tenant demand. In 2022 and 2023, construction starts in our target markets were generally down compared to construction starts in 2020 and 2021. We believe this will result in lower supply in the future and may provide opportunity for more build-to-suit investment.
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
We expect rents in our target markets to remain above existing rents due to strong demand and low vacancy. As of December 31, 2023, we had 11 single-tenant leases in our industrial portfolio where the lease term is scheduled to expire in 2024, covering approximately 2.9 million square feet. As of December 31, 2023, approximately 58.0% of our industrial ABR was from leases scheduled to expire during 2024 through 2029. During the year ended December 31, 2023, we completed 6.8 million square feet of new leases and lease extensions, raising industrial Base and Cash Base Rents by 40.1% and 27.0%, respectively, and 52.3% and 37.3%, respectively excluding fixed-rate renewals. A considerable portion of our leases expire from 2024 to 2029 and we expect renewals and new lease terms to result in growth in future income.
Inherent Growth. As of December 31, 2023, 98.1% of our industrial leases had scheduled rent increases. The average escalation rate of these leases based on the next rent step was 2.6% as of December 31, 2023. A majority of our leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. However, certain of our leases provide for some level of landlord responsibility for capital repairs and replacements, the cost of which is generally factored into the rental rate. Our motivation to release vacant space requires us to meet market demands with respect to rental rates, tenant concessions and landlord responsibilities. Developers are similarly motivated when signing leases with tenants due to the significant competition in the industrial space. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases may increase to include, among other items, some form of responsibility for operating expenses and/or capital repairs and replacements.
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
Other properties

We continue to recycle our other real estate investments into warehouse/distribution assets. As of December 31, 2023, we owned three consolidated other real estate assets consisting of two office properties and a land ground lease. The remaining office assets are held for sale and we believe we have obtained the highest possible valuation by pursuing buyers that intend to redevelop the properties. The land ground lease is underlying a parking garage held in a joint venture where our joint venture partner is entitled to most of the cash flow.
Impairment charges
During 2023 and 2022, we incurred impairment charges, of $16.5 million and $3.0 million, respectively, on certain of our assets due to each asset's carrying value being below its estimated fair value. Most of the impairment charges in 2023 and 2022 were incurred on non-core assets due to anticipated shortened holding periods. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
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

Acquisition and Development of Real Estate. Primarily all of our acquisitions of real estate assets and liabilities are accounted for as asset acquisitions. As such, the purchase prices of acquired tangible and intangible assets and liabilities are recorded and allocated at fair value on a relative basis. The recorded allocations of tangible assets are based on the “as-if-vacant” value using estimated cash flow projections of the properties acquired which incorporates discount, capitalization and interest rates as well as available comparable market information. Allocations of intangible assets includes management’s estimates of current market rents and leasing costs.

We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2023, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

For properties under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activities.

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

Most of our leases are operating leases. We recognize operating lease revenue on a straight-line basis over the term of the lease when it is probable that the lease revenue is collectible over the remaining term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. We commence revenue recognition when possession or control of the space is turned over to the tenant.
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

Liquidity and Capital Resources

Overview:
Our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) proceeds from the sales of our investments, (3) the public and private equity and debt markets, (4) corporate level borrowings, (5) property specific debt, and (6) commitments from co-investment partners. We believe our dividend policy is conservative, and allows us to retain cash flow for internal growth.
Our ability to incur additional debt to fund acquisitions and the cost of any such debt is dependent upon our existing leverage, the value of the assets we are attempting to leverage, our revenues and general economic and credit market conditions, which may be outside of management's control or influence.
Cash Flows:
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

Cash flows from operations as reported in the consolidated statements of cash flows totaled $209.4 million for 2023 and $194.3 million for 2022. The increase was primarily related to increased rental revenue related to lease extensions and placing development properties into service, partially offset by a decrease in cash flow due to property sales. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $183.5 million in 2023 and $236.9 million in 2022. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities. Cash provided by investing activities primarily related to net proceeds received from the disposition of real estate and distributions from non-consolidated entities and the receipt of principal payments on a note receivable and changes in real estate deposits, net.

Net cash provided by (used in) financing activities totaled $119.0 million in 2023 and ($93.9) million in 2022. Cash provided by financing activities in 2023 was primarily related to the receipt of proceeds from the issuance of the 2028 Senior Notes and borrowings on the credit facility, offset by the repurchase of common shares to settle tax obligations, the purchase of a noncontrolling interest and dividend and debt service payments, Cash used in financing activities in 2022 was primarily related to the repurchase of common shares, the purchase of a noncontrolling interest and dividend and debt service payments, offset by common share issuances and contributions from noncontrolling interests.

Public and Private Equity and Debt Markets

We access the public and private equity and debt markets on an opportunistic basis when we (1) believe conditions are favorable and (2) have a compelling use of proceeds.
We expect to continue to access debt and equity markets in the future to implement our business strategy and to fund future growth when market conditions are favorable. However, the volatility in the capital markets primarily resulting from the effects of rising interest rates and rising inflation have negatively affect our ability to access these capital markets.
Equity:
At-The-Market Offering Program. We maintain an At-The-Market offering program, or ATM program, under which we can issue common shares, including through forward contracts.
During 2021, we amended the terms of our ATM offering program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. As of December 31, 2023, common shares with an aggregate value of $295.0 million remain available for issuance under the ATM program.
During 2022, we issued 3.6 million common shares previously sold on a forward basis under our ATM program in the first quarter of 2021 on the maturity date of the contracts and received $38.5 million of net proceeds. We did not issue common shares under the ATM program during 2023.
Underwritten equity offerings. In December 2022, we issued 16.0 million common shares and we received $183.4 million of net proceeds related to an underwritten equity offering in 2021, which was sold on a forward basis. There were no underwritten equity offerings in 2023.
Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. No shares were purchased from us under the plan in 2023 and 2022.
Share Repurchase Program. In August 2022, our Board of Trustees authorized the repurchase of up to an additional 10.0 million common shares under our share repurchase program, which does not have an expiration date. During 2022, 12.1 million common shares were repurchased and retired for an average price of $10.78 per share. No shares were repurchased in 2023. As of December 31, 2023, 6.9 million common shares remain available for repurchase under this authorization.

Debt:
Corporate Borrowings. In 2023, we issued $300.0 million aggregate principal amount of our 2028 Senior Notes. We used the proceeds to pay down all amounts under our unsecured revolving credit facility and invested the remaining proceeds in cash and cash equivalents and short-term investments to fund general corporate purposes, including to repay other indebtedness at or in advance of maturity and to fund our development pipeline.

The following Senior Notes were outstanding as of December 31, 2023:

Issue Date	Face Amount (millions)	Interest Rate	Maturity Date	Issue Price
November 2023	$300.0	6.750%	November 2028	99.423%
August 2021	400.0	2.375%	October 2031	99.758%
August 2020	400.0	2.70%	September 2030	99.233%
May 2014	198.9	4.40%	June 2024	99.883%
	$1,298.9
The Senior Notes are unsecured and pay interest semi-annually in arrears. We may redeem the Senior Notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the Senior Notes being redeemed plus a make-whole premium.

A summary of the maturity dates and interest rates under our unsecured credit agreement, as of December 31, 2023, are as follows:

	Maturity Date	Interest Rate
$600.0 Million Revolving Credit Facility(1)	07/2026	SOFR + 0.85%
$300.0 Million Term Loan(2)	01/2027	Term SOFR + 1.00%
(1)Maturity date of the revolving credit facility can be extended to July 2027, subject to certain conditions. The interest rate ranges from SOFR (plus a 0.10% index adjustment) plus 0.725% to 1.40%. At December 31, 2023, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)In November 2023, we amended the agreement governing our $300 million term loan. The amendment among other things extends the maturity of the term loan from January 31, 2025 to January 31, 2027. The Term SOFR portion of the interest rate remains swapped to obtain a current fixed rate of 2.722% per annum until January 31, 2025.

As of December 31, 2023, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bore interest at a fixed rate of 6.804% through April 2017 and, thereafter, bears interest at a variable rate of three-month SOFR plus a 26 basis point adjustment plus 170 basis points. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2023, there were $129.1 million of these securities outstanding.

Property Specific Debt. As of December 31, 2023, we have a limited number of consolidated properties subject to mortgages. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand and short-term investments ($199.2 million and $130.1 million, respectively, at December 31, 2023), property sale proceeds or borrowing capacity on our primary credit facility ($600.0 million as of December 31, 2023, subject to covenant compliance).

Our secured debt decreased to approximately $60.9 million at December 31, 2023 compared to $73.2 million at December 31, 2022. We expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate.
Institutional Fund Management:
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

The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $458.6 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

Capital Recycling:

Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2023, we disposed of our interests in one industrial property, three other properties and one land parcel for an aggregate gross price of $100.2 million. Additionally, the Office JV disposed of one property for $30.1 million of gross proceeds and repaid an aggregate of $29.4 million of non-recourse debt. Additionally, a non-consolidated joint venture, in which we held a 25% ownership interest, disposed of one property for $82.0 million of gross proceeds and we received a distribution of $8.1 million after repayment of $48.9 million of non-recourse debt. The proceeds of our capital recycling efforts were primarily used to (1) fund the development pipeline and (2) make investments in real property.

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
Liquidity Needs:

Our principal liquidity needs are debt maturities, interest payment obligations, the payment of dividends to our shareholders and funding our development projects.

As of December 31, 2023, we had approximately $1.8 billion of indebtedness, consisting of mortgages and notes payable outstanding, a term loan, 6.75%, 2.375%, 2.70%, and 4.40% Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 3.9%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report.

We expect to be able to satisfy the maturity of our 4.40% Senior Notes from cash and cash equivalent and short-term investments. We expect to pay our non-maturity debt service obligations from cash flow from operations.
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

We paid approximately $151.9 million in cash dividends to our common and preferred shareholders in 2023. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

As of December 31, 2023, we expect to incur approximately $53.2 million of costs, excluding noncontrolling interests' share and potential developer fees or partner buyouts, to substantially fund our consolidated development project commitments. As of December 31, 2023, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate the timing of any required fundings for potential development projects on these parcels.

Non-Development Capital Expenditures:

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
Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, we have interests in multi-tenant properties in our consolidated portfolio. While tenants of these properties are generally responsible for operating expenses in their spaces, but we are responsible for all expenses related to vacant space and certain non-reimbursable building expenses, at these properties.

Vacant Properties. To the extent there is a vacancy in a property, our property owner subsidiary would be obligated for all operating expenses, including capital expenditures, real estate taxes and insurance. When a property is vacant, our property owner subsidiary may incur substantial capital expenditure and releasing costs to re-tenant the property. However, we believe that, over the long term, our focus on industrial assets will result in significant savings compared to investing in office assets due to the lower operating and re-tenanting costs of industrial assets compared to office assets.

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

Results of Operations

Year ended December 31, 2023 compared with December 31, 2022. The decrease in net income attributable to common shareholders of $83.4 million was primarily due to the items discussed below.

The increase in total gross revenues of $19.3 million was primarily due to an increase of $12.8 million in base rental revenue and a $7.4 million increase in tenant reimbursement income primarily due to acquisitions, properties placed in service and increases in market rental rates, partially offset by property sales.
The increase in depreciation and amortization expense of $3.0 million was primarily due to properties acquired and/or completed and placed in service subsequent to January 1, 2022.
The increase in property operating expense of $3.5 million was primarily due to an increase in operating expense responsibilities at certain properties.

The decrease of $2.4 million in general and administrative expense was primarily related to a decrease of $2.6 million in costs incurred related to the Board of Trustees' strategic alternatives review and consulting costs related to shareholder activism in 2022. No consulting costs were incurred related to shareholder activism during the year ended December 31, 2023.
The decrease in transaction costs of $4.2 million was due to the recognition of direct costs of a sales-type lease in 2022 with no comparable transaction in 2023.
The increase in non-operating income of $2.0 million was primarily due to an increase in interest income earned from investing some of the proceeds received from the 2028 Senior Notes.
The increase in interest and amortization expense of $1.0 million is primarily due to a $4.4 million increase in variable interest expense related to the Trust Preferred Securities in 2023 compared to 2022. Additionally, the 2028 Senior Notes were issued in November 2023 resulting in a $2.7 million increase to interest expense. These increases were partially offset by an increase of $3.8 million in capitalized interest primarily related to our development projects and a decrease of $2.1 million of interest expense incurred due to a decrease in borrowings on the credit facility during 2023 compared to 2022.
The increase in impairment charges of $13.5 million was primarily related to the timing of impairment charges recognized on certain properties. The impairments in 2023 were taken on office assets primarily due to potential sales.
The decrease in gains on sales of properties of $26.1 million was related to the timing of property dispositions.
The decrease in selling profit from sales-type lease of $47.1 million was due to three leases qualifying as sales-type leases in 2022 with no comparable transaction in 2023.
The decrease in equity in earnings (losses) of non-consolidated entities of $14.6 million was primarily due to the timing of property sales within our non-consolidated entities.
The increase in net income attributable to noncontrolling interest holders of $3.1 million was primarily due to the timing of property dispositions resulting in an increase in noncontrolling interest income of $4.7 million in 2023 compared to 2022. The increase was offset by $1.5 million allocated to noncontrolling interest holders for their share of selling profit on a sales-type lease in 2022, with no comparable transactions in 2023.
The increase in net income or decrease in net loss in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to fixed rent adjustments and index adjustments (such as the consumer price index), reduced interest expense on amortizing mortgages and variable rate indebtedness and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, changes in economic conditions such as the recent economic uncertainty increased interest rates and tenant monetary defaults and the other risks described in this Annual Report.
The analysis of the results of operations for the year ended December 31, 2022 compared with December 31, 2021 is included in our 2022 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, on February 16, 2023.

Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned, stabilized and included in our portfolio for two comparable reporting periods. We define NOI as operating revenues (rental income (less GAAP rent adjustments, non-cash income related to sales-type leases and lease termination income, net), and other property income) less property operating expenses. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance because same-store NOI excludes the change in NOI from acquired and disposed of properties and it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the years ended December 31, 2023 and 2022 ($000):

	Years Ended December 31,
	2023	2022
Total cash base rent	$227,323	$218,772
Tenant reimbursements	43,928	37,148
Property operating expenses	(45,964)	(39,357)
Same-store NOI	$225,287	$216,563
Our reported same-store NOI increased from 2022 to 2023 by 4.0% primarily due to an increase in occupancy and cash base rents. As of December 31, 2023 and 2022, our historical same-store square footage leased was 100% and 99.8%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented:

	Years ended December 31,
	2023	2022
Net income	$35,923	$116,243

Interest and amortization expense	46,389	45,417
Provision for income taxes	703	1,102
Depreciation and amortization	183,524	180,567
General and administrative	36,334	38,714
Transaction costs	4	4,177
Non-operating/advisory fee income	(7,319)	(6,550)
Gains on sales of properties	(33,010)	(59,094)
Impairment charges	16,490	3,037
Selling profit from sales-type leases	—	(47,059)
Debt satisfaction losses, net	132	119
Equity in earnings losses of non-consolidated entities	(1,366)	(16,006)
Lease termination income, net	—	(238)
Straight-line adjustments	(9,688)	(11,412)
Lease incentives	439	518
Amortization of above/below market leases	(1,796)	(1,865)
Sales-type lease adjustments	(2,231)	(249)

NOI	264,528	247,421

Less NOI:
Acquisitions, development and dispositions	(39,241)	(30,858)
Same-Store NOI	$225,287	$216,563
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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for 2023 and 2022 (dollars in thousands, except share and per share amounts):

	Years Ended December31,
	2023	2022
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$23,863	$107,307
Adjustments:
Depreciation and amortization related to real estate	179,554	177,725
Impairment charges - real estate, including our share of non-consolidated entities	17,859	8,137
Noncontrolling interests - OP units	(58)	156
Amortization of leasing commissions	3,970	2,842
Joint venture and noncontrolling interest adjustment	13,168	11,112
Gains on sales of properties, including our share of non-consolidated entities	(38,796)	(83,562)
FFO available to common shareholders and unitholders - basic	199,560	223,717
Preferred dividends	6,290	6,290
Amount allocated to participating securities	230	186
FFO available to all equityholders and unitholders - diluted	206,080	230,193
Selling profit from sales-type leases (1)	—	(47,059)
Allowance for credit losses	(32)	93
Transaction costs(2)	4	4,177
Debt satisfaction losses, net, including our share of non-consolidated entities	138	1,615
Other non-recurring costs(3)	—	2,573
Noncontrolling interest adjustments	1	1,469
Adjusted Company FFO available to all equityholders and unitholders - diluted	$206,191	$193,061

Per Common Share and Unit Amounts
Basic:
FFO	$0.69	$0.80

Diluted:
FFO	$0.70	$0.80
Adjusted Company FFO	$0.70	$0.67

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	290,245,877	279,887,760
Operating partnership units(4)	820,386	853,259
Weighted-average common shares outstanding - basic FFO	291,066,263	280,741,019

Diluted:
Weighted-average common shares outstanding - diluted EPS	291,193,514	282,473,458
Unvested share-based payment awards	—	17,381
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	295,904,084	287,201,409

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness was $129.1 million at December 31, 2023 and 2022, which represented 7.2% and 8.6%, respectively, of our aggregate principal consolidated indebtedness. During 2023 and 2022, our variable-rate indebtedness had a weighted-average interest rate of 6.8% and 3.5%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2023 and 2022 would have increased by $1.7 million and $2.3 million, respectively. As of December 31, 2023 and 2022, our aggregate principal consolidated fixed-rate debt was $1.7 billion and $1.4 billion, respectively, which represented 92.8% and 91.4%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2023 and is indicative of the interest rate environment as of December 31, 2023, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.5 billion as of December 31, 2023.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have historically entered into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2023, we had four interest rate swap agreements in our consolidated portfolio, all of which expire in January 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of LXP Industrial Trust
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LXP Industrial Trust and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Real Estate, net — Determination of Impairment Indicators and Impairment — Refer to Notes 2 and 5 of the financial statements

Critical Audit Matter Description

The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that indicate that the carrying value of real estate assets may no longer be recoverable. Possible indications of impairment may include increases in vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions. When such events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing anticipated future undiscounted cash flows expected to be derived from the asset to the respective carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the fair value of the asset. An asset is determined to be impaired if the asset's carrying value exceeds its estimated fair value.

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

Auditing management’s assumptions requires evaluation of whether management appropriately identified impairment indicators relating to the assets’ estimated holding periods and whether management’s anticipated future undiscounted cash flows and estimated fair values are reasonable. Because of the subjectivity of these assumptions our audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management’s estimated holding period of an asset and to evaluate the assumptions used in undiscounted cash flows and fair value models included the following, among others:

•We tested the effectiveness of controls over management's evaluation of real estate assets for impairment, specifically over identification of possible events or changes in estimated holding period of an asset, controls over estimated rental rates and capitalization rates used in management’s anticipated future undiscounted cash flows, as well as controls over management selection and estimation of discount rates in estimating fair value of real estate assets.

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
February 15, 2024

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of LXP Industrial Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LXP Industrial Trust and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York
February 15, 2024

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2023	2022
Assets:
Real estate, at cost	$3,774,239	$3,691,066
Real estate - intangible assets	314,525	328,607
Land held for development	80,743	84,412
Investments in real estate under construction	319,355	361,924
Real estate, gross	4,488,862	4,466,009
Less: accumulated depreciation and amortization	904,709	800,470
Real estate, net	3,584,153	3,665,539
Assets held for sale	9,168	66,434
Right-of-use assets, net	19,342	23,986
Cash and cash equivalents	199,247	54,390
Restricted cash	216	116
Short-term investments	130,140	—
Investments in non-consolidated entities	48,495	58,206
Deferred expenses (net of accumulated amortization of $21,667 in 2023 and $20,348 in 2022)	35,008	25,207
Investment in a sales-type lease, net (allowance for credit loss of $61 in 2023 and $93 in 2022)	63,464	61,233
Rent receivable - current	5,327	3,030
Rent receivable - deferred	80,421	71,392
Other assets	17,794	24,314
Total assets	$4,192,775	$4,053,847

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$60,124	$72,103
Term loan payable, net	296,764	298,959
Senior notes payable, net	1,286,145	989,295
Trust preferred securities, net	127,794	127,694
Dividends payable	39,610	38,416
Liabilities held for sale	417	1,150
Operating lease liabilities	20,233	25,118
Accounts payable and other liabilities	57,981	74,261
Accrued interest payable	11,379	9,181
Deferred revenue - including below market leases (net of accumulated accretion of $17,259 in 2023 and $15,430 in 2022)	9,428	11,452
Prepaid rent	17,443	15,215
Total liabilities	1,927,318	1,662,844

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 293,449,088 and 291,719,310 shares issued and outstanding in 2023 and 2022, respectively	29	29
Additional paid-in-capital	3,330,383	3,320,087
Accumulated distributions in excess of net income	(1,201,824)	(1,079,087)
Accumulated other comprehensive income	9,483	17,689
Total shareholders’ equity	2,232,087	2,352,734
Noncontrolling interests	33,370	38,269
Total equity	2,265,457	2,391,003
Total liabilities and equity	$4,192,775	$4,053,847
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2023	2022	2021
Gross revenues:
Rental revenue	$334,220	$313,992	$339,944
Other revenue	6,283	7,253	4,053
Total gross revenues	340,503	321,245	343,997
Expense applicable to revenues:
Depreciation and amortization	(183,524)	(180,567)	(176,714)
Property operating	(58,394)	(54,870)	(47,314)
General and administrative	(36,334)	(38,714)	(35,458)
Transaction costs	(4)	(4,177)	(432)
Non-operating income	2,982	935	1,364
Interest and amortization expense	(46,389)	(45,417)	(46,708)
Debt satisfaction losses, net	(132)	(119)	(13,894)
Impairment charges	(16,490)	(3,037)	(5,541)
Change in allowance for credit loss	32	(93)	—
Gains on sales of properties	33,010	59,094	367,274
Selling profit from sales-type leases	—	47,059	—
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	35,260	101,339	386,574
Provision for income taxes	(703)	(1,102)	(1,293)
Equity in earnings (losses) of non-consolidated entities	1,366	16,006	(190)
Net income	35,923	116,243	385,091
Less net income attributable to noncontrolling interests	(5,540)	(2,460)	(2,443)
Net income attributable to LXP Industrial Trust shareholders	30,383	113,783	382,648
Dividends attributable to preferred shares - Series C	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(230)	(186)	(510)
Net income attributable to common shareholders	$23,863	$107,307	$375,848
Net income attributable to common shareholders - per common share basic	$0.08	$0.38	$1.35
Weighted-average common shares outstanding - basic	290,245,877	279,887,760	277,640,835
Net income attributable to common shareholders - per common share diluted	$0.08	$0.38	$1.34
Weighted-average common shares outstanding - diluted	291,193,514	282,473,458	287,369,742
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2023	2022	2021
Net income	$35,923	$116,243	$385,091
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	(6,847)	22,576	11,705
Company's share of other comprehensive income (loss) of non-consolidated entities	(1,359)	1,371	—
Other comprehensive income (loss)	(8,206)	23,947	11,705
Comprehensive income	27,717	140,190	396,796
Comprehensive income attributable to noncontrolling interests	(5,540)	(2,460)	(2,443)
Comprehensive income attributable to LXP Industrial Trust shareholders	$22,177	$137,730	$394,353
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2023

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2022	$2,391,003	1,935,400	$94,016	291,719,310	$29	$3,320,087	$(1,079,087)	$17,689	$38,269
Issuance of partnership interest in real estate	714	—	—	—	—	—	—	—	714
Redemption of noncontrolling OP units for common shares	(415)	—	—	832,571	—	3,393	—	—	(3,808)
Issuance of common shares and deferred compensation amortization, net	8,979	—	—	1,286,648	—	8,979	—	—	—
Repurchase of common shares to settle tax obligations	(2,076)	—	—	(204,780)	—	(2,076)	—	—	—
Forfeiture of employee common shares	5	—	—	(184,661)	—	—	5	—	—
Dividends/distributions ($0.505 per common share)	(160,470)	—	—	—	—	—	(153,125)	—	(7,345)
Net income	35,923	—	—	—	—	—	30,383	—	5,540
Other comprehensive loss	(6,847)	—	—	—	—	—	—	(6,847)	—
Company's share of other comprehensive loss of non-consolidated entities	(1,359)	—	—	—	—	—	—	(1,359)	—
Balance December 31, 2023	$2,265,457	1,935,400	$94,016	293,449,088	$29	$3,330,383	$(1,201,824)	$9,483	$33,370
The accompanying notes are an integral part of the consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2022

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2021	$2,323,228	1,935,400	$94,016	283,752,726	$28	$3,252,506	$(1,049,434)	$(6,258)	$32,370
Issuance of partnership interest in real estate	7,814	—	—	—	—	—	—	—	7,814
Redemption of noncontrolling OP units for common shares	—	—	—	39,747	—	211	—	—	(211)
Purchase of noncontrolling interest in consolidated joint venture	(27,958)	—	—	—	—	(25,058)	—	—	(2,900)
Issuance of common shares and deferred compensation amortization, net	229,390	—	—	20,580,816	2	229,388	—	—	—
Repurchase of common shares	(130,676)			(12,102,074)	(1)	(130,675)	—	—	—
Repurchase of common shares to settle tax obligations	(6,285)	—	—	(410,958)	—	(6,285)	—	—	—
Forfeiture of employee common shares	16	—	—	(140,947)	—	—	16	—	—
Dividends/distributions ($0.485 per common share)	(144,716)	—	—	—	—	—	(143,452)	—	(1,264)
Net income	116,243	—	—	—	—	—	113,783	—	2,460
Other comprehensive income	22,576	—	—	—	—	—	—	22,576	—
Company's share of other comprehensive income of non-consolidated entities	1,371	—	—	—	—	—	—	1,371	—
Balance December 31, 2022	$2,391,003	1,935,400	$94,016	291,719,310	$29	$3,320,087	$(1,079,087)	$17,689	$38,269
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
The accompanying notes are an integral part of the consolidated financial statements

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2023	2022	2021
Cash flows from operating activities:
Net income	$35,923	$116,243	$385,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,540	183,419	179,523
Gains on sales of properties	(33,010)	(59,094)	(367,274)
Change in allowance for credit loss	(32)	93	—
Selling profit from sales-type leases	—	(47,059)	—
Debt satisfaction (gains) losses, net	132	119	13,894
Impairment charges	16,490	3,037	5,541
Straight-line rents	(9,471)	(11,363)	(12,275)
Amortization of right of use assets	4,136	3,980	3,726
Other non-cash expense, net	5,900	6,072	6,734
Equity in (earnings) losses of non-consolidated entities	(1,366)	(16,006)	190
Distributions of accumulated earnings from non-consolidated entities	4,614	17,024	—
Changes in assets and liabilities
Change in accounts payable and other liabilities:	4,407	(1,574)	7,996
Change in rent receivable and prepaid rent, net	(488)	623	1,058
Change in accrued interest payable	2,199	700	2,138
Other adjustments, net	(6,528)	(1,945)	(5,996)
Net cash provided by operating activities	209,446	194,269	220,346
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(15,018)	(132,026)	(758,371)
Investment in real estate under construction	(120,793)	(276,706)	(288,519)
Capital expenditures	(17,937)	(32,562)	(15,207)
Net proceeds from sale of properties	97,758	194,472	728,360
Investment in loans receivable	—	—	(1,497)
Principal payments on loans receivable	1,462	27	8
Investments in non-consolidated entities, net	(3,648)	(3,225)	(4,533)
Distributions from non-consolidated entities in excess of accumulated earnings	10,009	19,930	8,347
Payments of deferred leasing costs	(6,151)	(5,156)	(7,297)
Investment in held-to-maturity securities	(130,000)	—	—
Change in real estate deposits, net	867	(1,673)	947
Net cash used in investing activities	(183,451)	(236,919)	(337,762)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(151,932)	(142,461)	(128,334)
Principal amortization payments	(12,265)	(11,275)	(13,552)
Principal payments on debt, excluding normal amortization	—	—	(14,581)
Proceeds of mortgages and notes payable	—	—	11,610
Revolving credit facility borrowings	125,000	280,000	555,000
Revolving credit facility payments	(125,000)	(280,000)	(555,000)
Proceeds from issuance of senior notes	298,269	—	399,032
Repurchase of senior notes	—	—	(188,756)
Payments for early extinguishment of debt	—	—	(12,664)
Deferred financing costs	(5,818)	(3,626)	(3,977)
Cash distributions to noncontrolling interests	(7,345)	(1,264)	(1,662)
Cash contributions from noncontrolling interests	714	7,814	21,411
Repurchase of common shares	—	(130,675)	—
Purchase of noncontrolling interest	—	(27,958)	—
Issuance of common shares, net of costs and repurchases to settle tax obligations	(2,661)	215,574	60,575
Net cash provided by (used in) financing activities	118,962	(93,871)	129,102
Change in cash, cash equivalents and restricted cash	144,957	(136,521)	11,686
Less restricted cash classified as held for sale	—	—	(80)
Cash, cash equivalents and restricted cash, at beginning of year	54,506	191,027	179,421
Cash, cash equivalents and restricted cash, at end of year	$199,463	$54,506	$191,027
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
As of December 31, 2023, the Company had ownership interests in approximately 115 consolidated properties located in 18 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
(2)Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Company and its consolidated subsidiaries. The Company consolidates wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). Entities which the Company does not control and entities which are VIEs in which the Company is not a primary beneficiary are accounted for under appropriate GAAP.
As of December 31, 2023, the Company had interests in seven consolidated joint ventures with developers, consisting of five development projects and two land joint ventures, with ownership interests ranging from 80% to 95.5%. Each joint venture owns land parcels with the intention of developing industrial properties. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company's consolidated financial statements.
In addition, the Company is the primary beneficiary of certain other VIEs as it has a controlling financial interest in these entities. In 2023, the Company purchased the remaining 0.925% noncontrolling interest owned by Lepercq Corporate Income Fund L.P. (“LCIF”) partnership unit holders. Prior to the merger on December 31, 2023, there were 730,623.5 LCIF operating partnership (“OP”) units which were multiplied by a 1.126 redemption factor, resulting in 822,627 common shares being issued for $9.47 per share, a total value of approximately $7,800. As the Company previously consolidated LCIF, the acquisition of the noncontrolling ownership interest was recorded as an equity transaction with the carrying balance of noncontrolling interest, net of transaction costs, of $3,344 recorded as additional paid-in-capital. There were no LCIF OP units outstanding after the transaction.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Real estate, net	$535,118	$1,027,009
Total assets	$626,442	$1,125,558
Total liabilities	$19,549	$40,200
In addition, the Company acquires, from time to time, properties using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”) and, as such, the properties are in the possession of an Exchange Accommodation Titleholder (“EAT”) until the reverse 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance and can collapse the 1031 exchange structure at any time. The assets of the EAT primarily consist of leased property (net real estate and intangibles).
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
Cost Capitalization. The Company capitalizes direct and indirect project costs associated with construction of a property or improvements, including interest and compensation costs of employees directly contributing to the completion of each construction project, up to the time the property is substantially complete and ready for its intended use. These costs are included within investments in real estate under construction for development projects and in construction in progress within real estate, at cost for improvements in the consolidated balance sheets. If activities and costs incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once construction is substantially complete on a vacant space and it is ready for its intended use, costs are no longer capitalized. The Company will reclassify a development project to real estate, at cost from investments in real estate under construction once in service upon stabilization. The Company considers stabilization to occur upon the earlier of 90% occupancy of the property or one-year from cessation of major construction activities. If some portions of a development project are substantially complete and ready for use and other portions have not yet reached that stage, we cease capitalizing costs on the completed portion of the project but continue to capitalize costs for the incomplete portion. When a portion of the development project is substantially complete and ready for its intended use, the project is placed into service and depreciation commences.

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

Derivative Financial Instruments. The Company accounts for its interest rate swap agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging (“Topic 815”). In accordance with Topic 815, these agreements are carried on the balance sheet at their respective fair values, as an asset if fair value is positive, or as a liability if fair value is negative. If the interest rate swap is designated as a cash flow hedge, the portion of the interest rate swap's change in fair value is reported as a component of other comprehensive income (loss). The Company also accounts for its share of cash flow hedges from non-consolidated entities as part of investment in non-consolidated entities and accumulated other comprehensive income (loss).
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
Short-Term Investments. Short-term investments classified as held-to-maturity securities consist of term deposits and treasury bills that the Company has the ability and intent to hold to maturity. These short-term investments have an original maturity of greater than three months but less than 12 months and are recorded in short-term investments in the consolidated balance sheet. Held-to-maturity securities are recorded at amortized cost, which approximates fair value. The estimate of expected losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. We do not measure expected credit losses on held-to-maturity securities in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2023, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
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

On July 5, 2022, the Company transitioned its benchmark interest rate for its term loan from LIBOR to the Secured Overnight Financing Rate, or SOFR. The Company adopted ASU 2020-04 and the adoption of this standard did not have an impact on the Company's consolidated financial statements. During 2023, the Company's Trust Preferred Securities transitioned from LIBOR to SOFR. The impact on the financial statements was immaterial as a result of the transition.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity's CODM. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company will continue to evaluate the impact of the guidance on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of the guidance until it becomes effective.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2023:

	2023	2022	2021
BASIC:
Net income attributable to common shareholders	$23,863	$107,307	$375,848
Weighted-average number of common shares outstanding	290,245,877	279,887,760	277,640,835
Net income attributable to common shareholders - per common share basic	$0.08	$0.38	$1.35

	2023	2022	2021
DILUTED:
Net income attributable to common shareholders - basic	$23,863	$107,307	$375,848
Impact of assumed conversions	(58)	156	7,962
Net income attributable to common shareholders	$23,805	$107,463	$383,810

Weighted-average common shares outstanding - basic	290,245,877	279,887,760	277,640,835
Effect of dilutive securities:
Unvested share-based payment awards and options	127,251	457,597	989,177
Shares issuable under forward sales agreements	—	1,274,842	2,110,315
Operating Partnership Units	820,386	853,259	1,918,845
Series C Cumulative Convertible Preferred	—	—	4,710,570
Weighted-average common shares outstanding - diluted	291,193,514	282,473,458	287,369,742

Net income attributable to common shareholders - per common share diluted	$0.08	$0.38	$1.34
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.
Calculation of dilutive earnings requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the dilutive earnings per share calculation as the inclusion of such shares would be anti-dilutive for each of the years in the three-year period ended December 31, 2023:

	Years Ended December 31,
	2023	2022	2021
Unvested share-based payment awards	—	—	44,261
Preferred shares - Series C	4,710,570	4,710,570	—

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(4) Investments in Real Estate
The Company's real estate, net, consists of the following at December 31, 2023 and 2022:

	2023	2022
Real estate, at cost:
Buildings and building improvements	$3,424,334	$3,335,029
Land, land estates and land improvements	348,133	346,816
Construction in progress	1,772	9,221
Real estate intangibles:
In-place lease values	303,457	309,393
Tenant relationships	10,388	12,519
Above-market leases	680	6,695
Land held for development	80,743	84,412
Investments in real estate under construction	319,355	361,924
	4,488,862	4,466,009
Accumulated depreciation and amortization(1)	(904,709)	(800,470)
Real estate, net	$3,584,153	$3,665,539
(1)Includes accumulated amortization of real estate intangible assets of $191,332 and $173,443 in 2023 and 2022, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $26,487 in 2024, $22,558 in 2025, $19,550 in 2026, $14,466 in 2027 and $11,319 in 2028.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $9,385 and $11,214, respectively, as of December 31, 2023 and 2022. The estimated accretion for the next five years is $1,830 in 2024, $1,740 in 2025, $1,538 in 2026, $1,292 in 2027 and $1,004 in 2028.
The Company acquired or completed and placed into service the following assets during 2023 and 2022:
2023:

Market	Acquisition/ Placed in Service Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements
Phoenix, AZ(1)	March 2023	$37,173	08/2033	$7,552	$29,621
Dallas, TX	July 2023	15,018	N/A	2,100	12,918
Columbus, OH(1)	October 2023	64,524	10/2033	6,536	57,988
Greenville/Spartanburg, SC(1)	October 2023	21,676	02/2029	1,795	19,881
Central Florida(1)(2)	December 2023	7,985	01/2029	1,961	6,024
		$146,376		$19,944	$126,432
(1)Initial basis excludes certain remaining costs, including developer partner promote/fee, if any.
(2)Represents a portion of the South Shore development project placed into service.
2022:

Market(1)	Acquisition/ Placed in Service Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Cincinnati/Dayton, OH(2)	February 2022	$23,382	N/A	$2,010	$21,372	$—
Cincinnati/Dayton, OH	February 2022	48,660	04/2032	4,197	40,944	3,519
Phoenix, AZ	April 2022	59,140	05/2037	5,366	50,281	3,493
Greenville/Spartanburg, SC(3)	December 2022	64,067	04/2035	2,484	61,583	—
		$195,249		$14,057	$174,180	$7,012

Weighted-average life of intangible assets (years)						12.7
(1)A land parcel located in Hebron, OH was also purchased for $747.
(2)Subsequent to acquisition, property was fully leased for approximately nine years.
(3)Development project substantially completed and placed in service. Initial basis excludes certain remaining costs, including developer partner promote.

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
As of December 31, 2023, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft. (unaudited)	Estimated Project Cost(1)	GAAP Investment Balance as of 12/31/2023(2)	Amount Funded as of 12/31/2023(3)	Building Completion Date (unaudited)	% Leased as of 12/31/2023	Placed in Service Date
Development Projects Leased:
Cotton 303 (93%)(4)	1	Phoenix, AZ	488,400	$55,300	$50,716	$44,523	1Q 2024	100%	1Q 2024
	1		488,400	$55,300	$50,716	$44,523
Development Projects Available for Lease:
Ocala (80%)	1	Central Florida	1,085,280	$85,200	$80,184	$70,605	1Q 2023	—%	—
Mt. Comfort (80%)	1	Indianapolis, IN	1,053,360	66,400	64,489	58,736	1Q 2023	—%	—
Smith Farms (90%)	1	Greenville-Spartanburg, SC	1,091,888	76,500	72,411	69,244	2Q 2023	—%	—
South Shore (100%)(5)	2	Central Florida	213,195	33,500	29,739	29,771	2Q 2023 - 3Q 2023	—%	—
ETNA Building D (100%)(6)	1	Columbus, OH	250,020	30,200	21,816	15,928	1Q 2024	—%	—
	6		3,693,743	$291,800	$268,639	$244,284

	7		4,182,143	$347,100	$319,355	$288,807
(1)Estimated project cost includes estimated tenant improvements and leasing costs and excludes potential developer fee or partner promote, if any.
(2)Excludes leasing costs.
(3)    Excludes noncontrolling interests' share.
(4)    Subsequent to December 31, 2023, the property was placed in service.
(5)    During the fourth quarter of 2023, a 57,690 square foot portion of the project, representing 23% of the total project, was occupied by the tenant and placed in service.
(6)    During the fourth quarter of 2023, a wholly-owned subsidiary of LXP purchased approximately 14 acres of land and the partially completed leasehold improvements from ETNA Park 70.

As of December 31, 2023, the Company's aggregate investment in development arrangements was $319,355, which included capitalized interest of $8,134 for the year ended December 31, 2023 and is presented as investments in real estate under construction in the accompanying consolidated balance sheets. For the year ended December 31, 2022, capitalized interest for development arrangements was $6,330.
As of December 31, 2023, the details of the land held for industrial development are as follows (in $000's, except acres):

Project (% owned)	Market	Approximate Acres (unaudited)	GAAP Investment Balance as of 12/31/2023	LXP Amount Funded as of 12/31/2023(1)
Consolidated:
Reems & Olive (95.5%)(2)	Phoenix, AZ	320	$73,683	$74,308
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,328	4,283
ATL Fairburn (100%)	Atlanta, GA	14	1,732	1,751
		450	$80,743	$80,342
(1)Excludes noncontrolling interests' share.
(2)During the fourth quarter of 2023, a perpetual utility easement was granted in exchange for $6,172, which was accounted for as a sale of real estate.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(5)Dispositions and Impairment
For the years ended December 31, 2023, 2022 and 2021, the Company disposed of its interests in various properties for an aggregate gross disposition price of $100,152, $196,989 and $823,966, respectively, which resulted in gains on sales of $33,010, $59,094 and $367,274, respectively, including, in 2021 the sale of 22 special purpose industrial assets to a newly-formed joint venture, NNN MFG Cold JV L.P. (“MFG Cold JV”), with an unaffiliated third-party.

Included in the 2021 dispositions are three non-industrial properties with a disposition price of $35,369, which was satisfied through (i) the redemption of 1,598,906 OP units, (ii) the assumption of $11,610 of third party mortgage financing that encumbered two of the properties and (iii) $1,497 of seller financing. The seller financing note receivable has a fixed interest rate of 6.0% per annum which was paid in full during the year ended December 31, 2023.

For the years ended December 31, 2023 and December 31, 2022 the Company recognized no debt satisfaction charges relating to properties sold. For the year ended December 31, 2021, the Company recognized net debt satisfaction charges relating to properties sold of $229.

The Company had two and three properties classified as held for sale at December 31, 2023 and December 31, 2022, respectively. Assets and liabilities of the held for sale properties consisted of the following:

	December 31, 2023	December 31, 2022
Assets:
Real estate, at cost	$9,018	$131,557
Real estate, intangible assets	—	9,942
Accumulated depreciation and amortization	—	(76,205)
Other	150	1,140
Total assets held for sale	$9,168	$66,434
Liabilities:
Accounts payable and other liabilities	$5	$637
Deferred revenue	53	143
Prepaid rent	359	370
Total liabilities held for sale	$417	$1,150
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
During 2023, 2022 and 2021, the Company recognized aggregate impairment charges on real estate properties of $16,490, $3,037 and $5,541, respectively. During 2023, 2022 and 2021, the aggregate impairment charges were recognized on properties that were primarily impaired due to a reduction in the anticipated holding period for those properties.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(6)Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2023	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$9,471	$—	$9,471	$—
Impaired assets held for sale (1)	$9,170	$—	$—	$9,170
(1) The Company estimated the fair value of certain real estate assets throughout the year based on a discounted cash flow analysis using a discount rate of 10.0% and a residual capitalization rate of 8.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.

		Fair Value Measurements Using
Description	2022	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$16,318	$—	$16,318	$—

The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2023 and 2022, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2023 and 2022:

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment in a sales-type lease, net	$63,464	$62,500	$61,233	$60,984

Liabilities
Debt	$1,770,827	$1,630,066	$1,488,051	$1,293,239

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

Cash Equivalents, Restricted Cash, Short-Term Investments, Accounts Receivable and Accounts Payable. The Company estimates that the fair value of cash equivalents, restricted cash, short-term investments, accounts receivable and accounts payable approximates carrying value due to the relatively short maturity of the instruments.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(7)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of December 31,		Equity in earnings (losses) of non-consolidated entities Years ended December 31,
Investment	December 31, 2023	2023	2022	2023	2022	2021
NNN MFG Cold JV L.P. (“MFG Cold JV”)(1)	20%	$19,693	$26,592	$(3,300)	$(2,050)	$—
NNN Office JV L.P. (“Office JV”)(2)	20%	16,237	12,900	508	18,156	(140)
Etna Park 70 LLC(3)	90%	10,320	12,975	(258)	(137)	(93)
Etna Park 70 East LLC(4)	90%	2,245	2,126	(192)	(174)	(114)
BSH Lessee L.P.(5)	25%	—	3,613	4,608	211	157
		$48,495	$58,206	$1,366	$16,006	$(190)
(1)MFG Cold JV is a joint venture formed in 2021 that owns special purpose industrial properties formerly owned by the Company.
(2)    Office JV is a joint venture formed in 2018 that owns office properties formerly owned by the Company. During 2023 and 2022, Office JV sold one and six assets, respectively, and the Company recognized its share of aggregate gains on sale of $1,010 and $24,513, respectively, within equity in earnings of non-consolidated entities within its consolidated statements of operations.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. In the second quarter of 2023, the joint venture commenced development of a 250,020 square foot industrial speculative development project for an estimated cost of $30,200. As of December 31, 2023, the Company's wholly owned subsidiary purchased the land and building improvements for approximately $15,897 and recorded it in investment in real estate under construction on its consolidated balance sheet.
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land.
(5)    A joint venture investment which sold its sole single-tenant, net-leased asset in January 2023 and the Company recognized its share of the gain on sale of $4,791 within equity in earnings of non-consolidated entities within its consolidated statements of operations.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement services. Advisory fees earned from these non-consolidated investments were $4,337, $5,615 and $2,968 for the years ended December 31, 2023, 2022 and 2021.
(8)     Leases

Lessor
Operating Leases. The Company’s lease portfolio as a lessor primarily includes general purpose, single-tenant net-leased real estate assets. Most of the Company’s leases require tenants to pay fixed annual rental payments that escalate on an annual basis and variable payments for other operating expenses, such as real estate taxes, insurance, common area maintenance (“CAM”), and utilities, that are based on the actual expenses incurred.
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
During the years ended December 31, 2022 and 2021, the Company wrote off an aggregate of $417 and $370, respectively, accounts receivable, net, relating to certain tenants suffering from the current economic conditions. During the year ended December 31, 2023, no accounts receivable was written off.
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its consolidated statements of operations. The primary non-lease service included within rental revenue is CAM services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the year ended December 31, 2023, the Company incurred a nominal amount of costs that were not incremental to the execution of leases. For the years ended December 31, 2022 and 2021, the Company incurred $2 and $19, respectively, of costs that were not incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
Sales-Type Leases. As of December 31, 2023, the Company had one ground lease for a 100-acre industrial development land parcel in the Phoenix, Arizona market, which is classified as a sales-type lease. At the commencement date of the lease, the Company evaluated the lease classification and classified the lease as a sales-type lease. The lease contains a purchase option in the amount of $20.00 per land square foot starting on the second anniversary date of the lease and ending on the third anniversary date. The Company determined that the purchase option is not reasonably certain of being exercised. The lease met the sales-type lease criteria because the present value of the lease payments was equal to substantially all of the fair value of the underlying asset on the lease commencement date. The Company recorded $60,984 in investment in a sales-type lease, net and derecognized $24,109 from land held for development in the consolidated balance sheets. The Company recognized $36,875 in selling profit from sales-type leases and $4,119 of direct costs to enter into the lease within transaction costs in the consolidated statements of operations for the year ended December 31, 2022. The interest income earned from sales-type leases is included in rental revenue in the consolidated statements of operations. The residual value of the land parcel at the end of the ground lease is estimated to equal its fair value on the commencement date of the lease of $60,984 because land values typically appreciate over time but the accounting guidance does not allow the residual value at the end of the lease to be in excess of the fair value at the commencement date of the lease.
For the year ended December 31, 2023 and 2022, the interest income earned from sales-type leases of $7,427 and $1,936, respectively, is included in rental revenue in the consolidated statements of operations. There was no sales-type lease income recognized in 2021.
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating and sales-type leases for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
Classification	2023	2022	2021
Fixed	$275,186	$267,644	$287,552
Sales-type lease income	7,427	1,936	—
Variable(1)(2)	51,607	44,412	52,392
Total	$334,220	$313,992	$339,944
(1)    Primarily comprised of tenant reimbursements.
(2)    Variable lease payments include termination revenue of $238 and $15,371 for the years ending December 31, 2022 and 2021, respectively. The Company did not recognize any termination revenue during the year ended December 31, 2023.

Future fixed rental receipts for operating and sales-type leases, assuming no new or re-negotiated leases as of December 31, 2023 were as follows:

Year ending December 31,	Operating	Sales-Type
2024	$264,322	$5,263
2025	254,347	5,473
2026	237,312	5,692
2027	201,098	5,920
2028	170,950	6,156
Thereafter	572,643	733,006
Total	$1,700,672	$761,510
Difference between undiscounted cash flow and present value		(697,985)
Investment in a sales-type lease		$63,525
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
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of December 31, 2023. The leases have remaining lease terms of up to 33 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

	Years Ended December 31,
	2023	2022
Weighted-average remaining lease term
Operating leases (years)	8.7	9.4
Weighted-average discount rate
Operating leases	4.0%	4.0%
The components of lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

Income Statement Classification	Fixed	Variable	Total
2023:
Property operating	$3,539	$7	$3,546
General and administrative	1,521	280	1,801
Total	$5,060	$287	$5,347

2022:
Property operating	$3,543	$—	$3,543
General and administrative	1,520	122	1,642
Total	$5,063	$122	$5,185

2021:
Property operating	$3,645	$3	$3,648
General and administrative	1,380	70	1,450
Total	$5,025	$73	$5,098
The Company recognized sublease income of $3,320 for the years ended December 31, 2023 and 2022 and $3,425 in 2021.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following table shows the Company's maturity analysis of its operating lease liabilities as of December 31, 2023:

Year ending December 31,	Operating Leases
2024	$5,169
2025	5,174
2026	4,144
2027	3,643
2028	1,031
Thereafter	5,479
Total lease payments	24,640
Less: Imputed interest	(4,407)
Present value of lease liabilities	$20,233
(9) Allowance for Credit Loss
During 2023 and 2022, the Company recognized $(32) and $93, respectively, of credit loss allowances resulting from an investment in a sales-type lease. There were no allowances for credit losses in 2021.
As of December 31, 2023, the lessee in the sales-type lease remains current on their obligations to the Company and, therefore, the investment is not on non-accrual status.

The following tables detail the allowance for credit loss as of December 31, 2023 and 2022:

	As of December 31, 2023
	Amortized cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investment in a sales-type lease	$63,525	$(61)	$63,464	0.10%
	As of December 31, 2022
Investment in a sales-type lease	$61,326	$(93)	$61,233	0.15%

	For the Twelve Months Ended December 31, 2023
	Balance at Beginning of Period	Write-Offs	General Allowance	Balance at End of Period
Allowance for credit loss	$93	$—	$(32)	$61
	For the Twelve Months Ended December 31, 2022
Allowance for credit loss	$—	$—	$93	$93

(10) Mortgages and Notes Payable
The Company had the following mortgages and notes payable outstanding as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Mortgages and notes payable	$60,888	$73,154
Unamortized debt issuance costs	(764)	(1,051)
	$60,124	$72,103
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3% at December 31, 2023 and 2022, respectively, and all mortgages and notes payable mature between 2028 and 2031 as of December 31, 2023. The weighted-average interest rate at December 31, 2023 and 2022 was approximately 4.0%, respectively.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of December 31, 2023, are as follows:

	Maturity Date	Interest Rate
$600,000 Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300,000 Term Loan(2)	January 2027	Term SOFR + 1.00%
(1)Maturity date of the revolving credit facility can be extended to July 2027, subject to certain conditions. The interest rate ranges from SOFR (plus a 0.10% index adjustment) plus 0.725% to 1.400%, and the revolving credit facility allows for further reductions upon the achievement of to-be-determined sustainability metrics. At December 31, 2023, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2)    In November 2023, the Company amended the agreement governing the $300,000 term loan. The amendment, among other things, extends the maturity of the term loan from January 31, 2025 to January 31, 2027. The Term SOFR portion of the interest rate was swapped to obtain a current fixed rate of 2.722% per annum until January 31, 2025. The Company recognized $132 of debt satisfaction losses in connection with this transaction. The aggregate unamortized debt issuance costs for the term loan were $3,236 and $1,041 as of December 31, 2023 and 2022, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at December 31, 2023.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.
Scheduled principal and balloon payments for mortgages, notes payable and term loan for the next five years and thereafter are as follows:

Year ending December 31,	Total
2024	$5,373
2025	5,570
2026	5,773
2027	305,984
2028	2,223
Thereafter	35,965
360,888
Unamortized debt issuance costs	(4,000)
$356,888

In addition, the Company capitalized $11,059, $7,235 and $2,974 of interest expense for the years ended 2023, 2022 and 2021, respectively.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(11)     Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2023 and 2022:

Issue Date	December 31, 2023	December 31, 2022	Interest Rate	Maturity Date	Issue Price
November 2023	$300,000	$—	6.750%	November 2028	99.423%
August 2021	400,000	400,000	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
	1,298,932	998,932
Unamortized debt discount	(4,489)	(3,228)
Unamortized debt issuance cost	(8,298)	(6,409)
	$1,286,145	$989,295
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a make-whole premium.
In November 2023, the Company issued $300,000 aggregate principal amount of 6.750% Senior Notes due 2028 (“2028 Senior Notes”) at an issuance price of 99.423% of the principal amount. The Company issued the 2028 Senior Notes at an initial discount of $1,731, which is being recognized as additional interest expense over the term of the 2028 Senior Notes. The Company used the net proceeds to pay down amounts outstanding on its unsecured revolving credit facility and for general corporate purposes. A portion of the proceeds were invested on a short-term basis and the Company intends to use the investments to repay the 2014 Senior Notes at or near maturity.
In August 2021, the Company issued $400,000 aggregate principal amount of 2.375% Senior Notes due 2031 (“2031 Senior Notes”) at an issuance price of 99.758% of the principal amount. The Company issued the 2031 Senior Notes at an initial discount of $968, which is being recognized as additional interest expense over the term of the 2031 Senior Notes. The Company used a portion of the net proceeds from the offering of the 2031 Senior Notes to redeem the $188,756 aggregate principal balance of its outstanding 4.25% Senior Notes due 2023 (“2023 Senior Notes”). The consideration paid included a make-whole premium of $12,191 and $2,028 of accrued and unpaid interest. The Company recognized a $12,948 debt satisfaction loss related to the aggregate redemptions.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, and bear interest at a variable rate of three month SOFR plus 26 basis points through maturity. The interest rate at December 31, 2023 was 7.352%. As of December 31, 2023 and 2022, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,326 and $1,426, respectively, of unamortized debt issuance costs.
Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2024	$198,932
2025	—
2026	—
2027	—
2028	300,000
Thereafter	929,120
1,428,052
Unamortized debt discounts	(4,489)
Unamortized debt issuance costs	(9,624)
$1,413,939

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during 2023 and 2022.

During July 2022, the Company transitioned its four interest rate swap agreements with its counterparties to a benchmark rate of Term SOFR. The swaps were designated as cash flow hedges of the risk in variability attributable to changes in the Term SOFR swap rates on its $300,000 SOFR-indexed variable rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire in January 2025. During the next 12 months, the Company estimates that an additional $8,977 will be reclassified as a decrease to interest expense if the swaps remain outstanding.
As of December 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets.

	As of December 31, 2023		As of December 31, 2022
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Assets	$9,471	Other Assets	$16,318

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The table below present the effect of the Company's derivative financial instruments on the consolidated statements of operations for 2023 and 2022:

Derivatives in Cash Flow	Amount of Gain Recognized in OCI on Derivative December 31,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income (1) December 31,
Hedging Relationships	2023	2022	2023	2022
Interest Rate Swap	$3,496	$22,578	$(10,343)	$(2)
The Company's share of non-consolidated entity's interest rate cap	158	1,455	(1,517)	(84)
Total	$3,654	$24,033	$(11,860)	$(86)
(1) Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the consolidated statements of operations.

Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded was $46,389 and $45,417 for 2023 and 2022, respectively.

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2023, the Company had not posted any collateral related to the agreements.

(13)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2023, 2022 and 2021, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances and certain short-term investments at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.
(14)Equity
Shareholders' Equity:

At-The-Market Offering Program. The Company maintains an At-The-Market offering program (“ATM program”) under which the Company can issue common shares, including through forward sales contracts. During 2023, there were no share issuances under the ATM program.

During 2022, the Company issued 3,649,023 common shares previously sold on a forward basis in the first quarter of 2021 on the maturity date of the contracts and received $38,492 of net proceeds.

During 2021, the Company amended the terms of its ATM offering program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. As of December 31, 2023, common shares with an aggregate value of $294,985 remain available for issuance under the ATM program.

Underwritten Equity Offerings. During 2021, the Company entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering. The forward sale contracts were settled in December 2022, and the Company received $183,419 of net proceeds. The Company did not issue common shares as part of an underwritten offering in 2023.

Stock Based Compensation. In addition, during the years ended December 31, 2023, 2022 and 2021, the Company issued 1,284,704, 930,602 and 949,573 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 10,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. There were no common shares repurchased during 2023. During 2022, 12,102,074 common shares were repurchased and retired for an average price of $10.78 per share. As of December 31, 2023, 6,874,241 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of December 31, 2023.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at December 31, 2023. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2023, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Years ended December 31,
	2023	2022
Balance at beginning of period	$17,689	$(6,258)
Other comprehensive income before reclassifications	3,654	24,033
Amounts of (income) reclassified from accumulated other comprehensive income to interest expense	(11,860)	(86)
Balance at end of period	$9,483	$17,689

Noncontrolling Interests. In conjunction with several of the Company's acquisitions in prior years, sellers were issued limited partner interests in LCIF OP units as a form of consideration. All OP units, other than OP units owned by the Company, were redeemable for common shares at certain times, at the option of the holders, and were generally not otherwise mandatorily redeemable by the Company. The OP units were classified as a component of permanent equity as the Company had determined that the OP units were not redeemable securities as defined by GAAP. Each OP unit was redeemable for approximately 1.13 common shares, subject to future adjustments.

During 2023, 2022 and 2021, 832,571, 39,747 and 185,270 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate book value of $3,393, $211 and $958, respectively. Included in the 2023 redemptions were 822,627 common shares issued with an aggregate value of approximately $7,800 to redeem the remaining OP units outstanding at December 31, 2023 to complete the Company's merger with LCIF. The Company is the surviving entity of the merger.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2023	2022	2021
Net income attributable to LXP Industrial Trust shareholders	$30,383	$113,783	$382,648
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for reallocation of noncontrolling interests	—	—	435
Increase in additional paid-in-capital for redemption of noncontrolling OP units	3,393	211	958
Change from net income attributable to shareholders and transfers from noncontrolling interests	$33,776	$113,994	$384,041

(15)Benefit Plans
Non-vested share activity for the years ended December 31, 2023 and 2022, is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance at December 31, 2021	2,290,644	$7.17
Granted	860,665	10.97
Vested	(951,472)	7.00
Forfeited	(140,947)	9.21
Balance at December 31, 2022	2,058,890	8.70
Granted	1,191,697	7.97
Vested	(526,453)	9.08
Forfeited	(184,661)	6.34
Balance at December 31, 2023	2,539,473	$8.45

During 2023 and 2022, the Company granted common shares to certain employees and trustees as follows:

	2023	2022
Performance Shares(1)
Shares issued:
Index	407,611	282,720
Peer	407,606	282,715

Grant date fair value per share:(2)
Index	$6.96	$9.40
Peer	$6.50	$8.78

Non-Vested Common Shares:(3)
Shares issued	376,480	295,230
Grant date fair value	$4,010	$4,304
(1)The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During 2023, 266,812 of the 443,359 outstanding performance shares issued in 2020 vested. During 2022, all of the 552,121 performance shares issued in 2019 vested.
(2)The fair value of grants was determined at the grant date using a Monte Carlo simulation model.
(3)The shares vest ratably over a three-year service period.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
In addition, during 2023, 2022 and 2021, the Company issued 93,007, 69,937 and 50,245, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $939, $849 and $587, respectively.

As of December 31, 2023, of the remaining 2,539,473 non-vested shares, 642,552 are subject to time-based vesting and 1,896,921 are subject to performance-based vesting. At December 31, 2023, there are 2,994,544 awards available for grant. The Company has $9,157 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 1.7 years.
The Company has established a trust for a certain officer in which vested common shares granted for the benefit of the officers are deposited. The officer exerts no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2023 and 2022, there were 130,863 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $499, $480 and $426 of contributions are applicable to 2023, 2022 and 2021, respectively.
During 2023, 2022 and 2021, the Company recognized $8,210, $6,636 and $6,554, respectively, in expense relating to scheduled vesting of common share grants.

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
The Company's provision for income taxes for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	2023	2022	2021
Current:
Federal	$—	$—	$(26)
State and local	(774)	(1,120)	(1,267)
Deferred federal	71	18	—
Total	$(703)	$(1,102)	$(1,293)

Net deferred tax asset of $89 and $18 are included in Other assets on the accompanying consolidated balance sheets at December 31, 2023 and 2022, respectively. This net deferred tax asset relates primarily to a net operating loss carryforward.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2023	2022	2021
Federal provision at statutory tax rate (21%)	$71	$18	$(35)
State and local taxes, net of federal benefit	—	—	—
Other	(774)	(1,120)	(1,258)
Total	$(703)	$(1,102)	$(1,293)

For the years ended December 31, 2023, 2022 and 2021, the “other” amount is comprised primarily of state franchise taxes of $774, $1,121 and $1,267, respectively.

As of December 31, 2023 and 2022, the Company had estimated net operating loss carry forward for income tax reporting purposes of $423 and $84, respectively.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2023, is as follows:

	2023	2022	2021
Total dividends per share	$0.50	$0.48	$0.43
Ordinary income	71.67%	81.26%	65.89%
Qualifying dividend	—%	—%	0.1%
Capital gain	—%	—%	—%
Return of capital	28.33%	18.74%	34.01%
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2023, is as follows:

	2023	2022	2021
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	100.00%	100.00%	99.84%
Qualifying dividend	—%	—%	0.16%
Capital gain	—%	—%	—%
Return of capital	—%	—%	—%
	100.00%	100.00%	100.00%

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
As of December 31, 2023, we expect to incur approximately $53,200, excluding noncontrolling interests' share and potential developer fees or partner buyouts, to substantially fund the consolidated development project commitments. As of December 31, 2023, the Company had interests in various industrial land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.

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
(19)    Supplemental Disclosure of Statement of Cash Flow Information

	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$54,390	$190,926	$178,795
Restricted cash at beginning of period	116	101	626
Cash, cash equivalents and restricted cash at beginning of period	$54,506	$191,027	$179,421

Cash and cash equivalents at end of period	$199,247	$54,390	$190,926
Restricted cash at end of period	216	116	101
Cash, cash equivalents and restricted cash at end of period	$199,463	$54,506	$191,027
In addition to disclosures discussed elsewhere, during 2023, 2022 and 2021, the Company paid $51,763, $48,675 and $44,234, respectively, for interest and $951, $1,265 and $1,569, respectively, for income taxes.
For the year ended December 31, 2023, 2022 and 2021, the Company accrued additions for capital projects of $21,052, $42,962 and $41,100, respectively.
In 2023, LCIF merged with and into the Company. The consideration included the conversion of the remaining OP units outstanding valued at approximately $7,800.
In 2023, a wholly owned subsidiary of the Company purchased a parcel of land from Etna Park 70, LLC, which the Company has a 90% ownership interest. The transaction generated a gain on sale that the Company recognized as a $1,392 non-cash decrease to the basis acquired.
In 2023, the Company's ground lease related to an office property in Palo Alto, California expired and the lease hold improvements were conveyed back to the ground owner resulting in a non-cash decrease in real estate, at cost and accumulated depreciation and amortization of $29,375.
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

In 2021, the Company entered into a new lease and exercised an extension option on a lease resulting in an aggregate non-cash increase of $1,589 to the related operating lease liabilities and right of use assets.

(20)    Subsequent Events
Subsequent to December 31, 2023, the Company acquired the remaining 5% interest in The Cubes at Etna East from its joint venture partner.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
WAREHOUSE/DISTRIBUTION PROPERTIES
Stabilized:
Industrial	Chandler, AZ	$—	$10,733	$69,517	$80,250	$10,236	Nov-20
Industrial	Goodyear, AZ	—	5,247	36,115	41,362	8,388	Nov-18
Industrial	Goodyear, AZ	40,193	11,970	50,072	62,042	9,099	Nov-19
Industrial	Goodyear, AZ	—	1,614	16,222	17,836	2,633	Jan-20
Industrial	Goodyear, AZ	—	11,732	52,840	64,572	4,654	Nov-21	2021
Industrial	Goodyear, AZ	—	7,552	29,621	37,173	1,304	Sep-21	2023
Industrial	Phoenix, AZ	—	8,027	78,258	86,285	7,358	Dec-21
Industrial	Phoenix, AZ	—	5,366	50,281	55,647	3,674	Apr-22
Industrial	Tolleson, AZ	—	3,311	16,013	19,324	3,001	Oct-19
Industrial	Lakeland, FL	—	1,416	20,986	22,402	2,612	Jan-21
Industrial	Ocala, FL	—	4,113	50,034	54,147	7,667	Jun-20
Industrial	Orlando, FL	—	1,030	10,869	11,899	5,210	Dec-06
Industrial	Plant City, FL	—	2,610	48,433	51,043	5,454	Dec-21
Industrial	Tampa, FL	—	2,160	11,109	13,269	8,489	Jul-88
Industrial	Adairsville, GA	—	1,465	23,950	25,415	2,182	Dec-21
Industrial	Austell, GA	—	3,251	51,518	54,769	14,361	Jun-19
Industrial	Cartersville, GA	—	2,497	42,242	44,739	3,802	Dec-21
Industrial	Cartersville, GA	—	2,006	33,279	35,285	2,919	Dec-21
Industrial	Fairburn, GA	—	7,209	44,030	51,239	4,288	Nov-21	2021
Industrial	McDonough, GA	—	5,441	52,790	58,231	14,062	Aug-17
Industrial	McDonough, GA	—	3,253	31,387	34,640	6,641	Feb-19
Industrial	Pooler, GA	—	1,690	30,356	32,046	4,997	Apr-20
Industrial	Rincon, GA	—	3,775	34,357	38,132	4,941	Sep-20
Industrial	Savannah, GA	—	2,560	25,812	28,372	3,970	Jun-20
Industrial	Savannah, GA	—	1,070	7,458	8,528	1,151	Jun-20
Industrial	Union City, GA	—	2,536	22,830	25,366	4,536	Jun-19
Industrial	Edwardsville, IL	—	4,593	34,817	39,410	10,120	Dec-16
Industrial	Edwardsville, IL	—	3,649	41,338	44,987	10,253	Jun-18
Industrial	Minooka, IL	—	1,788	34,301	36,089	5,614	Jan-20
Industrial	Minooka, IL	—	3,432	40,949	44,381	7,100	Dec-19
Industrial	Minooka, IL	—	3,681	45,817	49,498	7,746	Jan-20
Industrial	Rantoul, IL	—	1,304	32,562	33,866	8,947	Jan-14	2014
Industrial	Rockford, IL	—	371	4,624	4,995	1,282	Dec-06
Industrial	Rockford, IL	—	509	5,921	6,430	2,548	Dec-06
Industrial	Lafayette, IN	—	662	15,814	16,476	5,033	Oct-17
Industrial	Lebanon, IN	—	2,100	29,996	32,096	8,475	Feb-17
Industrial	Whiteland, IN	—	741	14,486	15,227	1,413	Oct-21
Industrial	Whiteland, IN	—	1,991	39,334	41,325	3,952	Oct-21
Industrial	Whiteland, IN	—	695	13,956	14,651	1,359	Oct-21
Industrial	Whitestown, IN	—	1,162	11,825	12,987	1,510	Jan-21
Industrial	Whitestown, IN	—	1,954	17,011	18,965	3,663	Jan-19
Industrial	Whitestown, IN	—	1,208	12,052	13,260	1,543	Jan-21
Industrial	Whitestown, IN	—	8,335	80,054	88,389	7,391	Dec-21
Industrial	New Century, KS	—	—	13,424	13,424	4,131	Feb-17
Industrial	Walton, KY	—	2,010	23,837	25,847	1,986	Feb-22
Industrial	Walton, KY	—	4,197	41,043	45,240	3,312	Feb-22
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	677	Sep-12
Industrial	Byhalia, MS	—	1,006	35,795	36,801	11,789	May-11	2011
Industrial	Byhalia, MS	—	1,751	31,452	33,203	11,269	Sep-17
Industrial	Canton, MS	—	5,077	71,289	76,366	29,939	Mar-15
Industrial	Olive Branch, MS	—	2,500	48,907	51,407	11,159	Apr-18
Industrial	Olive Branch, MS	—	1,958	38,702	40,660	10,289	Apr-18
Industrial	Olive Branch, MS	—	2,646	40,446	43,092	7,979	May-19
Industrial	Olive Branch, MS	—	851	15,630	16,481	3,029	May-19

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed
Industrial	Shelby, NC	—	1,421	18,862	20,283	8,389	Jun-11	2011
Industrial	Statesville, NC	—	891	21,994	22,885	8,767	Dec-06
Industrial	Erwin, NY	—	1,648	12,514	14,162	5,424	Sep-12
Industrial	Long Island City, NY	20,695	—	42,759	42,759	30,823	Mar-13	2013
Industrial	Chillicothe, OH	—	735	12,464	13,199	5,175	Oct-11
Industrial	Columbus, OH	—	2,251	25,349	27,600	2,601	Aug-21
Industrial	Etna, OH	—	6,536	57,988	64,524	386	Nov-21	2023
Industrial	Glenwillow, OH	—	2,228	24,530	26,758	10,767	Dec-06
Industrial	Hebron, OH	—	1,803	15,128	16,931	3,106	Dec-97
Industrial	Hebron, OH	—	2,052	14,312	16,364	5,098	Dec-01
Industrial	Lockbourne, OH	—	2,800	16,678	19,478	2,288	Mar-21	2021
Industrial	Monroe, OH	—	1,109	16,477	17,586	1,855	Dec-21
Industrial	Monroe, OH	—	544	14,120	14,664	2,617	Sep-19
Industrial	Monroe, OH	—	3,123	60,702	63,825	11,740	Sep-19
Industrial	Monroe, OH	—	3,950	88,422	92,372	16,467	Sep-19
Industrial	Streetsboro, OH	—	2,441	25,351	27,792	13,520	Jun-07
Industrial	Bristol, PA	—	2,508	15,863	18,371	10,460	Mar-98
Industrial	Duncan, SC	—	2,819	24,509	27,328	2,646	Jul-21
Industrial	Duncan, SC	—	1,169	23,070	24,239	2,448	Jul-21
Industrial	Duncan, SC	—	1,016	18,328	19,344	1,915	Jul-21
Industrial	Duncan, SC	—	1,705	27,817	29,522	2,971	Jul-21
Industrial	Duncan, SC	—	1,406	14,282	15,688	2,639	Oct-19
Industrial	Duncan, SC	—	1,257	13,439	14,696	2,459	Oct-19
Industrial	Duncan, SC	—	1,615	27,830	29,445	5,747	Apr-19
Industrial	Greer, SC	—	1,329	22,393	23,722	2,387	Jun-21
Industrial	Greer, SC	—	6,959	78,405	85,364	13,323	Dec-19
Industrial	Greer, SC	—	2,376	32,129	34,505	3,437	Jun-21
Industrial	Greer, SC	—	2,484	62,591	65,075	3,131	Jul-21	2022
Industrial	Greer, SC	—	1,795	19,881	21,676	133	Jul-21	2023
Industrial	Spartanburg,SC	—	1,447	23,758	25,205	6,519	Aug-18
Industrial	Spartanburg, SC	—	1,186	15,820	17,006	2,090	Dec-20
Industrial	Antioch, TN	—	3,847	17,591	21,438	6,632	May-07
Industrial	Cleveland, TN	—	1,871	29,743	31,614	8,652	May-17
Industrial	Jackson, TN	—	1,454	49,134	50,588	13,148	Sep-17
Industrial	Lewisburg, TN	—	173	10,865	11,038	3,280	May-14
Industrial	Millington, TN	—	723	20,664	21,387	16,213	Apr-05
Industrial	Smyrna, TN	—	1,793	93,940	95,733	25,769	Sep-17
Industrial	Carrollton, TX	—	3,228	16,234	19,462	5,190	Sep-18
Industrial	Dallas, TX	—	2,420	23,644	26,064	4,621	Apr-19
Industrial	Deer Park, TX	—	6,489	28,470	34,959	3,312	May-21
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	5,069	Jun-17
Industrial	Houston, TX	—	15,055	57,949	73,004	19,390	Mar-13
Industrial	Hutchins, TX	—	1,307	8,472	9,779	1,352	May-20
Industrial	Lancaster, TX	—	3,847	25,037	28,884	3,293	Dec-20
Industrial	Missouri City, TX	—	14,555	5,895	20,450	5,895	Apr-12
Industrial	Northlake, TX	—	4,500	71,636	76,136	11,739	Feb-20
Industrial	Northlake, TX	—	3,938	37,189	41,127	5,129	Dec-20
Industrial	Pasadena, TX	—	4,272	22,295	26,567	2,567	May-21
Industrial	Pasadena, TX	—	2,202	17,135	19,337	2,583	Jun-20
Industrial	Pasadena, TX	—	1,792	9,089	10,881	1,036	May-21
Industrial	Pasadena, TX	—	4,057	17,810	21,867	4,327	Aug-18
Industrial	San Antonio, TX	—	1,311	36,644	37,955	10,245	Jun-17
Industrial	Chester, VA	—	8,544	53,067	61,611	13,391	Dec-18
Industrial	Winchester, VA	—	1,988	32,536	34,524	8,351	Dec-17
Industrial	Winchester, VA	—	2,818	24,422	27,240	3,567	Sep-20
Industrial	Winchester, VA	—	3,823	12,498	16,321	5,857	Jun-07

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired	Date Constructed

NON-STABILIZED PROPERTIES
Industrial	Ruskin, FL	—	1,961	6,024	7,985	20	Apr-22	2023
Industrial	Lancaster, TX	—	2,100	12,918	15,018	284	Jul-23	2023

OTHER PROPERTIES
Other	Baltimore, MD	—	4,605	—	4,605	—	Dec-06

Construction in progress					1,772
Deferred loan costs, net		(764)

		$60,124	$348,133	$3,424,334	$3,774,239	$713,377

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Land estates	Up to 51 years
Tenant improvements	Shorter of useful life or term of related lease

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued
The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2023 for federal income tax purposes was approximately $4.4 billion.

	2023	2022	2021
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,691,066	$3,583,978	$3,514,564
Additions during year	164,489	229,962	860,311
Properties sold and impaired during the year	(174,466)	(161,393)	(653,247)
Other reclassifications	93,150	38,519	(137,650)
Balance at end of year	$3,774,239	$3,691,066	$3,583,978

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$627,027	$504,699	$684,468
Depreciation and amortization expense	147,617	144,163	138,879
Accumulated depreciation and amortization of properties sold and impaired during year	(100,474)	(43,521)	(244,751)
Other reclassifications	39,207	21,686	(73,897)
Balance at end of year	$713,377	$627,027	$504,699

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations.
Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.
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

3.5	—	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Currently Report on from 8-K filed May 19, 2023)(1)
3.6	—
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

4.7	—	Indenture, dated as of May 9, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.8	—	First Supplemental Indenture, dated as of May 20, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)
4.9	—	Second Supplemental Indenture, filed as of August 28, 2020, between the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 28, 2020)(1)
4.10	—	Third Supplemental Indenture, dated as of August 30, 2021, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 30, 2021)(1)
4.11	—	Fourth Supplemental Indenture, dated as of November 13, 2023, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2023)(1)
4.12	—	Description of Securities
10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 13, 2019)(1)
10.2	—	LXP Industrial Trust Amended 2022 Equity-Based Award Plan (filed as Exhibit 10.1 to the 05/27/2022 8-K)(1, 4)

10.3	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2009)(1, 4)
10.4	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4)
10.5	—	Form of Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017)(1, 4)
10.6	—	Form of LXP Industrial Trust Restricted Share Agreement (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 17, 2023 (the "01/17/23 8-K"))(1, 4))
10.7	—	Form of LXP Industrial Trust Nonvested Share Agreement (Filed as Exhibit 10.2 to the 1/17/2023 8-K))(1, 4)
10.8	—	Executive Severance Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (filed on January 19, 2018)(1, 4)
10.9	—
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
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 3, 2023, among the Company, as borrower, KeyBank, as a lender and administrative agent, and the other current and former lenders thereunder, and each of the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 8, 2023)(1)

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

21	—	List of subsidiaries (2)
23	—	Consent of Deloitte & Touche LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
97	—	Executive Incentive Compensation Recovery Policy
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
(1)Incorporated by reference.
(2)Filed herewith.
(3)This exhibit shall not be deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchanges Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.
(4)Management contract or compensatory plan or arrangement.
(5)Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LXP Industrial Trust

Dated:	February 15, 2024	By:	/s/ T. Wilson Eglin
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
Each dated: February 15, 2024