Form 10-Q
period 2024-03-31
LXP Industrial Trust
filed 2024-05-02
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to ________________
Commission File Number 1-12386
 LXP INDUSTRIAL TRUST
(Exact name of registrant as specified in its charter)

Maryland	13-3717318
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
515 N Flagler Dr, Suite 408, West Palm Beach, FL 33401
(Address of principal executive offices) (zip code)
(212) 692-7200
(Registrant's telephone number, including area code)
One Penn Plaza, Suite 4015, New York, NY 10119
(Former Address of principal executive offices) (zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 294,314,556 common shares of beneficial interest, par value $0.0001 per share, as of May 1, 2024.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2024	December 31, 2023

Assets:
Real estate, at cost	$3,951,860	$3,774,239
Real estate - intangible assets	310,989	314,525
Land held for development	81,034	80,743
Investments in real estate under construction	153,181	319,355
Real estate, gross	4,497,064	4,488,862
Less: accumulated depreciation and amortization	936,474	904,709
Real estate, net	3,560,590	3,584,153
Assets held for sale	25,123	9,168
Right-of-use assets, net	18,283	19,342
Cash and cash equivalents	163,213	199,247
Restricted cash	222	216
Short term investments	130,552	130,140
Investments in non-consolidated entities	47,010	48,495
Deferred expenses, net	35,549	35,008
Investment in a sales-type lease, net (allowance for credit loss $56 in 2024 and $61 in 2023)	64,061	63,464
Rent receivable – current	4,545	5,327
Rent receivable – deferred	83,049	80,421
Other assets	24,171	17,794
Total assets	$4,156,368	$4,192,775

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$58,843	$60,124
Term loan payable, net	297,027	296,764
Senior notes payable, net	1,286,711	1,286,145
Trust preferred securities, net	127,819	127,794
Dividends payable	39,572	39,610
Liabilities held for sale	622	417
Operating lease liabilities	18,993	20,233
Accounts payable and other liabilities	61,264	57,981
Accrued interest payable	18,255	11,379
Deferred revenue - including below-market leases, net	8,967	9,428
Prepaid rent	17,781	17,443
Total liabilities	1,935,854	1,927,318

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 294,289,569 and 293,449,088 shares issued and outstanding in 2024 and 2023, respectively	29	29
Additional paid-in-capital	3,327,682	3,330,383
Accumulated distributions in excess of net income	(1,241,595)	(1,201,824)
Accumulated other comprehensive income	8,423	9,483
Total shareholders’ equity	2,188,555	2,232,087
Noncontrolling interests	31,959	33,370
Total equity	2,220,514	2,265,457
Total liabilities and equity	$4,156,368	$4,192,775
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Gross revenues:
Rental revenue	$85,207	$83,417
Other revenue	1,044	1,658
Total gross revenues	86,251	85,075
Expense applicable to revenues:
Depreciation and amortization	(47,509)	(45,741)
Property operating	(15,188)	(15,243)
General and administrative	(9,493)	(9,242)
Non-operating income	3,769	194
Interest and amortization expense	(16,984)	(11,393)
Impairment charges	—	(3,523)
Change in allowance for credit loss	5	(79)
Gains on sales of properties	—	7,879
Income before provision for income taxes and equity in earnings (losses) of non-consolidated entities	851	7,927
Provision for income taxes	(125)	(216)
Equity in earnings (losses) of non-consolidated entities	(1,281)	3,604
Net income (loss)	(555)	11,315
Less (net income) loss attributable to noncontrolling interests	286	(149)
Net income (loss) attributable to LXP Industrial Trust shareholders	(269)	11,166
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(90)	(72)
Net income (loss) attributable to common shareholders	$(1,931)	$9,522

Net income (loss) attributable to common shareholders - per common share basic	$(0.01)	$0.03
Weighted-average common shares outstanding – basic	291,288,383	290,080,508

Net income (loss) attributable to common shareholders - per common share diluted	$(0.01)	$0.03
Weighted-average common shares outstanding – diluted	291,288,383	291,040,466
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(555)	$11,315
Other comprehensive income (loss):
Change in unrealized loss on interest rate swaps, net	(1,101)	(3,190)
Company's share of other comprehensive income (loss) of non-consolidated entities	41	(330)
Other comprehensive loss	(1,060)	(3,520)
Comprehensive income (loss)	(1,615)	7,795
Comprehensive (income) loss attributable to noncontrolling interests	286	(149)
Comprehensive income (loss) attributable to LXP Industrial Trust shareholders	$(1,329)	$7,646
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Three months ended March 31, 2024	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2023	$2,265,457	1,935,400	$94,016	293,449,088	$29	$3,330,383	$(1,201,824)	$9,483	$33,370
Issuance of partnership interest in real estate	464	—	—	—	—	—	—	—	464
Issuance of common shares and deferred compensation amortization, net	2,283	—	—	1,446,693	—	2,283	—	—	—
Repurchase of common shares to settle tax obligations	(1,588)	—	—	(160,079)	—	(1,588)	—	—	—
Forfeiture of employee common shares	—	—	—	(446,133)	—	—	—	—	—
Purchase of noncontrolling interest in consolidated joint venture	(4,910)	—	—	—	—	(3,396)	—	—	(1,514)
Dividends ($0.13 per common share)	(39,577)	—	—	—	—	—	(39,502)	—	(75)
Net loss	(555)	—	—	—	—	—	(269)	—	(286)
Other comprehensive loss	(1,101)	—	—	—	—	—	—	(1,101)	—
Company's share of other comprehensive income of non-consolidated entities	41	—	—	—	—	—	—	41	—
Balance March 31, 2024	$2,220,514	1,935,400	$94,016	294,289,569	$29	$3,327,682	$(1,241,595)	$8,423	$31,959

Three Months Ended March 31, 2023
Balance December 31, 2022	$2,391,003	1,935,400	$94,016	291,719,310	$29	$3,320,087	$(1,079,087)	$17,689	$38,269
Issuance of partnership interest in real estate	106	—	—	—	—	—	—	—	106
Redemption of noncontrolling OP units for common shares	—	—	—	3,572	—	18	—	—	(18)
Issuance of common shares and deferred compensation amortization, net	2,156	—	—	1,216,166	—	2,156	—	—	—
Repurchase of common shares to settle tax obligations	(2,076)	—	—	(204,780)	—	(2,076)	—	—	—
Forfeiture of employee common shares	—	—	—	(176,547)	—	—	—	—	—
Dividends/distributions ($0.125 per common share)	(38,222)	—	—	—	—	—	(37,954)	—	(268)
Net income	11,315	—	—	—	—	—	11,166	—	149
Other comprehensive loss	(3,190)	—	—	—	—	—	—	(3,190)	—
Company's share of other comprehensive loss of non-consolidated entities	(330)	—	—	—	—	—	—	(330)	—
Balance March 31, 2023	$2,360,762	1,935,400	$94,016	292,557,721	$29	$3,320,185	$(1,105,875)	$14,169	$38,238

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities:	$38,916	$37,546
Cash flows from investing activities:
Investment in real estate under construction	(24,195)	(34,256)
Capital expenditures	(2,610)	(3,703)
Net proceeds from sale of properties	—	27,338
Principal payments on loans receivable	—	1,462
Investments in non-consolidated entities	(609)	(451)
Distributions from non-consolidated entities in excess of accumulated earnings	855	4,736
Deferred leasing costs	(1,094)	(410)
Change in real estate deposits, net	(43)	(245)
Net cash used in investing activities	(27,696)	(5,529)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(39,540)	(38,207)
Principal amortization payments	(1,325)	(2,887)
Revolving credit facility borrowings	—	25,000
Revolving credit facility payments	—	(25,000)
Cash contributions from noncontrolling interests	464	106
Cash distributions to noncontrolling interests	(75)	(268)
Purchase of noncontrolling interest	(4,910)	—
Issuance of common shares, net of costs and repurchases to settle tax obligations	(1,862)	(2,224)
Net cash used in financing activities	(47,248)	(43,480)
Change in cash, cash equivalents and restricted cash	(36,028)	(11,463)
Cash, cash equivalents and restricted cash, at beginning of period	199,463	54,506
Cash, cash equivalents and restricted cash, at end of period	$163,435	$43,043

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$199,247	$54,390
Restricted cash at beginning of period	216	116
Cash, cash equivalents and restricted cash at beginning of period	$199,463	$54,506

Cash and cash equivalents at end of period	$163,213	$42,923
Restricted cash at end of period	222	120
Cash, cash equivalents and restricted cash at end of period	$163,435	$43,043
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
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
As of March 31, 2024, the Company had ownership interests in approximately 118 consolidated real estate properties, located in 18 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2024 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024 (“Annual Report”).
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
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of March 31, 2024, the Company had interests in six consolidated joint ventures with developers, consisting of four development projects and two land joint ventures with ownership interests ranging from 80% to 95.5%. Each joint venture acquired land parcels for industrial development. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company’s unaudited condensed consolidated financial statements.
In addition, the Company is the primary beneficiary of certain other VIEs as it has a controlling financial interest in these entities.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Real estate, net	$473,092	$535,118
Total assets	$561,066	$626,442
Total liabilities	$11,659	$19,549
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
Reclassifications. Certain amounts included in the 2023 unaudited condensed consolidated financial statements have been reclassified to conform to the 2024 presentation.
Recently Issued Accounting Guidance. In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity's CODM. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company will continue to evaluate the impact of the guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the guidance until it becomes effective.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the effectiveness of the new rules pending related litigation. If the stay is lifted and the effective times are unchanged, certain of the disclosure requirements will begin to apply to the Company's fiscal year beginning January 1, 2025. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
BASIC
Net income (loss) attributable to common shareholders	$(1,931)	$9,522
Weighted-average number of common shares outstanding - basic	291,288,383	290,080,508

Net income (loss) attributable to common shareholders - per common share basic	$(0.01)	$0.03

DILUTED
Net income (loss) attributable to common shareholders - basic	$(1,931)	$9,522
Impact of assumed conversions	—	3
Net income (loss) attributable to common shareholders	$(1,931)	$9,525

Weighted-average common shares outstanding - basic	291,288,383	290,080,508
Effect of dilutive securities:
Unvested share-based payment awards	—	127,871
Operating partnership units	—	832,087
Weighted-average common shares outstanding - diluted	291,288,383	291,040,466

Net income (loss) attributable to common shareholders - per common share diluted	$(0.01)	$0.03
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

	Three Months Ended March 31,
	2024	2023
Preferred shares - Series C	4,710,570	4,710,570

(3)Investments in Real Estate
The Company placed in service the following warehouse/distribution facilities during the three months ended March 31, 2024:

Market (% owned)	Placed in Service Date	Initial Cost Basis(1)	Lease Expiration Date	Land	Building and Improvements
Phoenix, AZ (93%)	February 2024	$52,767	01/2031	$9,449	$43,318
Central Florida (80%) (2)	February 2024	80,825	N/A	10,618	70,207
Indianapolis, IN (80%)(2)	February 2024	64,285	N/A	5,126	59,159
		$197,877		$25,193	$172,684
(1)    Initial cost basis excludes certain remaining costs, such as tenant improvements, lease costs and developer fee or developer partner promote, if any.
(2)    The warehouse/distribution facility was placed in service vacant one year after the completion of base building construction in accordance with the Company's policy.
As of March 31, 2024, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost(1)	GAAP Investment Balance as of 3/31/2024(2)	LXP Amount Funded as of 3/31/2024(3)	Actual/Estimated Base Building Completion Date	% Leased as of 3/31/2024
Build-to-Suit Development Projects Leased
Piedmont (100%)(4)	1	Greenville-Spartanburg, SC	625,200	$74,400	$26,069	$5,354	4Q 2024	100%

Development Projects Available for Lease(5)
Smith Farms (90%)	1	Greenville-Spartanburg, SC	1,091,888	$76,900	$73,242	$70,266	2Q 2023	—%
South Shore (100%) (6)	2	Central Florida	213,195	33,500	30,439	30,295	2Q 2023 - 3Q 2023	—%
Etna Building D (100%)	1	Columbus, OH	250,000	30,200	23,431	22,964	1Q 2024	—%
	4		1,555,083	$140,600	$127,112	$123,525

	5		2,180,283	$215,000	$153,181	$128,879
(1)    Estimated project cost includes estimated tenant improvements and leasing costs.
(2)    Excludes leasing costs and incomplete costs.
(3)    Excludes noncontrolling interests' share.
(4)    During the three months ended March 31, 2024, the Company acquired a 59.1 acre land parcel for a purchase price of $3,416 and commenced construction of a build-to-suit warehouse/distribution facility subject to a 12-year lease, which is estimated to commence in January 2025.
(5)    Estimated project cost excludes potential developer fee or partner promote, if any.
(6)    During the fourth quarter of 2023, a 57,690 square foot portion of the project, representing 21% of the total project, was occupied by the tenant and placed in service.

As of March 31, 2024, the Company's aggregate investment in the ongoing development arrangements was $153,181. This amount included capitalized interest of $1,211 for the three months ended March 31, 2024 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet. For the three months ended March 31, 2023, capitalized interest for development arrangements was $1,794.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of March 31, 2024, the details of the land held for industrial development are as follows (in $000's, except acres):

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 3/31/2024	LXP Amount Funded as of 3/31/2024 (1)

Reems & Olive (95.5%)	Phoenix, AZ	320	$73,973	$74,610
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,329	4,284
ATL Fairburn JV (100%)	Atlanta, GA	14	1,732	1,755
		450	$81,034	$80,649
(1)    Excludes noncontrolling interests' share.

(4)Dispositions and Impairment
During the three months ended March 31, 2024, there were no dispositions. During the three months ended March 31, 2023, the Company disposed of its interest in an industrial property for a gross disposition price of $27,910, and recognized a gain on sale of property of $7,879.
The Company had three and two properties classified as held for sale at March 31, 2024 and December 31, 2023, respectively. Assets and liabilities of the held for sale properties at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Assets:
Real estate, at cost	$35,777	$9,018
Real estate, intangible assets	3,536	—
Accumulated depreciation and amortization	(14,452)	—
Other	262	150
	$25,123	$9,168

Liabilities:
Accounts payable and other liabilities	$43	$5
Deferred revenue	21	53
Prepaid rent	558	359
	$622	$417
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
The Company incurred no impairment charges on real estate during the three-month period ended March 31, 2024. The Company recognized an impairment charge on real estate of $3,523 during the three months ended March 31, 2023 due to a potential sale of the property.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$8,370	$—	$8,370	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$9,471	$—	$9,471	$—
Impaired assets held for sale (1)	$9,170	$—	$—	$9,170
(1) The Company estimated the fair value of certain real estate assets throughout the year based on a discounted cash flow analysis using a discount rate of 10.0% and a residual capitalization rate of 8.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2024 and December 31, 2023, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment in a sales-type lease, net	$64,061	$67,540	$63,464	$62,500

Liabilities
Debt	$1,770,400	$1,635,962	$1,770,827	$1,630,066
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
March 31, 2024 and 2023
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

(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of		Equity in earnings (losses) of non-consolidated entities
Investment	March 31, 2024	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
NNN MFG Cold JV L.P. ("MFG Cold JV")(1)	20%	$18,745	$19,693	$(990)	$(802)
NNN Office JV L.P. ("NNN JV")(2)	20%	16,264	16,237	(173)	(132)
Etna Park 70, LLC(3)	90%	9,750	10,320	(70)	(37)
Etna Park East LLC(4)	90%	2,251	2,245	(48)	(33)
BSH Lessee L.P.(5)	25%	—	—	—	4,608
		$47,010	$48,495	$(1,281)	$3,604
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
(5)    A joint venture investment which sold its sole single-tenant, net-leased asset in January 2023 and the Company recognized its share of the gain on sale of $4,791 within equity in earnings (losses) of non-consolidated entities within its unaudited condensed consolidated statements of operations.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments for the three months ended March 31, 2024 and 2023 were $1,044 and $1,208, respectively.

(7)Debt
The Company had the following mortgages and notes payable outstanding as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Mortgages and notes payable	$59,562	$60,888
Unamortized debt issuance costs	(719)	(764)
Mortgage notes payable, net	$58,843	$60,124
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3%, at March 31, 2024 and December 31, 2023 and all mortgages and notes payable mature between 2028 and 2031 as of March 31, 2024. The weighted-average interest rate at March 31, 2024 and December 31, 2023 was approximately 4.0%, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company had the following senior notes outstanding as of March 31, 2024 and December 31, 2023:

Issue Date	March 31, 2024	December 31, 2023	Interest Rate	Maturity Date	Issue Price
November 2023 (1)	$300,000	$300,000	6.750%	November 2028	99.423%
August 2021	400,000	400,000	2.375%	October 2031	99.758%
August 2020	400,000	400,000	2.70%	September 2030	99.233%
May 2014	198,932	198,932	4.40%	June 2024	99.883%
	1,298,932	1,298,932
Unamortized debt discount	(4,297)	(4,489)
Unamortized debt issuance costs	(7,924)	(8,298)
Senior notes payable, net	$1,286,711	$1,286,145
(1) A portion of the net proceeds were invested on a short-term basis and the Company intends to use the investments to repay the 2024 Senior Notes at or near maturity.
Each series of the senior notes is unsecured and require payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus any potential make-whole premium.
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of March 31, 2024, are as follows:

	Maturity Date	Interest Rate
$600,000 Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300,000 Term Loan(2)	January 2027	Term SOFR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to July 2027, subject to certain conditions. The interest rate includes a 0.10% adjustment. The interest rate spread ranges from 0.725% to 1.400%, and the revolving credit facility allows for further reductions upon the achievement of to-be-determined sustainability metrics. At March 31, 2024, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2)    The Term SOFR portion of the interest rate was swapped to obtain a current fixed rate of 2.722% per annum, until January 31, 2025. The aggregate unamortized debt issuance costs for the term loan was $2,973 and $3,236 as of March 31, 2024 and December 31, 2023, respectively.
The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at March 31, 2024.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option and bear interest at a variable rate of three-month SOFR plus a 0.26% adjustment plus a spread of 170 basis points through maturity. The interest rate at March 31, 2024 was 7.279%. As of March 31, 2024 and December 31, 2023, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,301 and $1,326, respectively, of unamortized debt issuance costs.
The Company capitalized $1,853 and $1,996 of interest expense for the three months ended March 31, 2024 and 2023, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2024 and 2023.
During July 2022, the Company transitioned its four interest rate swap agreements with its counterparties to a benchmark rate of Term SOFR. The swaps were designated as cash flow hedges of the risk in variability attributable to changes in the Term SOFR swap rates on its $300,000 SOFR-indexed variable rate unsecured term loan. Accordingly, changes in fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. The swaps expire in January 2025. During the next 12 months, the Company estimates that an additional $8,126 will be reclassified as a decrease in interest expense if the swaps remain outstanding.
As of March 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$300,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets:

	As of March 31, 2024		As of December 31, 2023
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Assets	$8,370	Other Assets	$9,471

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives March 31,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income(1) March 31,
Hedging Relationships	2024	2023	2024	2023
Interest Rate Swaps	$1,715	$(1,019)	$(2,816)	$(2,171)
The Company's share of non-consolidated entity's interest rate cap	147	(45)	(106)	(285)
Total	$1,862	$(1,064)	$(2,922)	$(2,456)
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited condensed consolidated statements of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations, in which the effects of cash flow hedges are recorded was $16,984 and $11,393 for the three months ended March 31, 2024 and 2023, respectively.
The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2024, the Company had not posted any collateral related to the agreements.

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
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service included within rental revenue is CAM services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the three months ended March 31, 2024 and 2023, the Company did not incur any costs that were not incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
Sales-Type Leases. As of March 31, 2024, the Company had one lease that qualified as a sales-type lease.
The Company has one ground lease for a 100-acre industrial development land parcel located in the Phoenix, Arizona market that is classified as a sales-type lease. At the commencement date of the lease, the Company evaluated the lease classification and classified the lease as a sales-type lease. The lease contains a purchase option in the amount of $20.00 per land square foot starting on the second anniversary date of the lease (November 2024) and ending on the third anniversary date (November 2025). The Company determined that the purchase option is not reasonably certain of being exercised. The lease met the sales-type lease criteria because the present value of the lease payments was equal to substantially all of the fair value of the underlying asset on the lease commencement date.
For the three months ended March 31, 2024 and 2023, the interest income earned from sales-type leases of $1,899 and $1,833, respectively, is included in rental revenue in the unaudited condensed consolidated statements of operations.
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating leases and sales-type lease for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Classification	2024	2023
Fixed	$70,012	$68,087
Sales-type lease income	1,899	1,833
Variable(1)	13,296	13,497
Total	$85,207	$83,417
(1)    Primarily comprised of tenant reimbursements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Future fixed rental receipts for operating and sales-type leases, assuming no new or re-negotiated leases as of March 31, 2024 were as follows:

	Operating	Sales-Type
2024 - remainder	$201,908	$3,956
2025	259,993	5,473
2026	243,164	5,692
2027	206,865	5,920
2028	176,381	6,156
2029	152,138	6,403
Thereafter	432,562	726,604
Total	$1,673,011	$760,204
Difference between undiscounted cash flow and present value		(696,087)
Investment in a sales-type lease		$64,117
The minimum lease payments above do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases, unless such payments are reasonably certain to be received.
Certain leases allow for the tenant to terminate the lease if the property is deemed obsolete, as defined, and upon payment of a termination fee to the landlord, as stipulated in the lease. In addition, certain leases provide the tenant with the right to purchase the leased property at fair market value or a stipulated price.
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of March 31, 2024. The leases have remaining lease terms of up to 33 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Supplemental information related to operating leases is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Weighted-average remaining lease term
Operating leases (years)	8.5	9.2
Weighted-average discount rate
Operating leases	4.0%	4.0%
The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

Income Statement Classification	Fixed	Variable	Total
2024:
Property operating	$878	$15	$893
General and administrative(1)	381	67	448
Total	$1,259	$82	$1,341

2023:
Property operating	$886	$7	$893
General and administrative	377	39	416
Total	$1,263	$46	$1,309
(1) The general and administrative lease expense excludes a reduction of $42 to lease expense for the sublease of the Company's office space in New York, New York.
The Company recognized sublease income related to its ground leases in rental revenue of $830 for each of the three months ended March 31, 2024 and 2023.
The following table shows the Company's maturity analysis of its operating lease liabilities as of March 31, 2024:

Operating Leases
2024 - remainder	$3,732
2025	5,174
2026	4,144
2027	3,643
2028	1,031
2029	193
Thereafter	5,287
Total lease payments	$23,204
Less: Imputed interest	(4,211)
Present value of lease liabilities	$18,993

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)Allowance for Credit Loss
As of March 31, 2024 and December 31, 2023, the Company had a $56 and $61, respectively, credit loss allowance resulting from an investment in a sales-type lease.
The following table details the investment in a sales-type lease as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Amortized cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investment in a sales-type lease	$64,117	$(56)	$64,061	0.09%
	As of December 31, 2023
Investment in a sales-type lease	$63,525	$(61)	$63,464	0.10%

	For the Three Months Ended March 31, 2024
	Balance at Beginning of Period	Write-Offs	General Allowance	Balance at End of Period
Allowance for credit loss	$61	$—	$(5)	$56
	For the Twelve Months Ended December 31, 2023
Allowance for credit loss	$93	$—	$(32)	$61
As of March 31, 2024, the lessee in the sales-type lease remains current on their obligations to the Company and, therefore, the investment is not on non-accrual status.

(11)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2024 and 2023, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances and certain short-term investments at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(12)Equity
Shareholders' Equity:
During the three months ended March 31, 2024 and 2023, the Company granted common shares to certain employees as follows:

	Three Months Ended March 31,
	2024	2023
Performance Shares:(1)
Shares granted:
Index - 1Q	489,182	407,611
Peer - 1Q	489,177	407,606
Grant date fair value per share:(2)
Index - 1Q	$6.01	$6.96
Peer - 1Q	$5.68	$6.50

Non-Vested Common Shares:(3)
Shares issued	442,100	376,480
Grant date fair value	$4,249	$4,010

(1)    The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of peer companies. Dividends are not paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2024, 119,519 performance shares of the remaining 565,652 issued in 2021 vested.
(2)    The fair value of awards granted was determined at the grant date using a Monte Carlo simulation model.
(3)    The shares vest ratably over a three-year service period.

At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.
During the three months ended March 31, 2024, the Company amended the terms of its ATM program, under which the Company may, from time to time, sell up to $350,000 of common shares over the term of the program. During the three months ended March 31, 2024 and 2023, the Company did not sell shares under the ATM program.

Stock Based Compensation. During the three months ended March 31, 2024 and 2023, the Company issued 25,755 and 24,008, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $225 and $240, respectively.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 10,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. There were no common shares repurchased during the three months ended March 31, 2024 and 2023. As of March 31, 2024, 6,874,241 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of March 31, 2024.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at March 31, 2024. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of March 31, 2024, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$9,483	$17,689
Other comprehensive income (loss) before reclassifications	1,862	(1,064)
Amounts of (income) loss reclassified from accumulated other comprehensive income (loss) to interest expense	(2,922)	(2,456)
Balance at end of period	$8,423	$14,169
Noncontrolling Interests. In conjunction with several of the Company's acquisitions in prior years, sellers were issued limited partner interests in an operating partnership (“OP units”) as a form of consideration. All OP units, other than OP units owned by the Company, were redeemable for common shares at certain times, at the option of the holders, and were generally not otherwise mandatorily redeemable by the Company. The OP units were classified as a component of permanent equity as the Company has determined that the OP units were not redeemable securities as defined by GAAP. Each OP unit was redeemable for approximately 1.13 common shares.
During the three months ended March 31, 2023, 3,572 common shares, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $18. On December 31, 2023, the operating partnership was merged with and into the Company and all outstanding OP units were converted into 822,627 common shares for a total value of $7,800 on a one to 1.13 basis.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 and 2023
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to LXP Industrial Trust shareholders	$(269)	$11,166
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	—	18
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$(269)	$11,184

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
As of March 31, 2024, the Company expects to incur approximately $99,700 excluding noncontrolling interests' share and potential developer fees or partner buyouts, to substantially fund the consolidated development project commitments. As of March 31, 2024, the Company has interests in various industrial land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.
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

(15)Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2024 and 2023, the Company paid $10,799 and $11,320, respectively, for interest and $128 and $126, respectively, for income taxes.
During the three months ended March 31, 2024 and 2023, the Company accrued additions for capital projects of $35,631 and $34,924, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
Unless stated otherwise or the context otherwise requires, when we use the terms the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us,” we refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests are held, and all of the property operating activities are conducted through special purposes entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2024. The results of operations contained herein for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for a full year.
When we use the term “REIT,” we mean real estate investment trust. All references to 2024 and 2023, refer to the periods ending March 31, 2024 and 2023, respectively, and our fiscal year ended December 31, 2023.
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
When we use “Stabilized Portfolio,” we mean all real estate properties other than non-stabilized properties. We consider stabilization to occur upon the earlier of 90% occupancy of the property or one-year from the cessation of major construction activities. Non-stabilized, substantially completed development projects are classified within investments in real estate under construction.
The terms “FFO,” “Adjusted Company FFO,” and “NOI” are defined below.
The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of LXP Industrial Trust for the three months ended March 31, 2024 and 2023, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 15, 2024, which we refer to as the Annual Report. Historical results may not be indicative of future performance.
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

Overview
As of March 31, 2024, we had equity ownership interests in approximately 118 consolidated real estate properties, located in 18 states and containing an aggregate of approximately 57.3 million square feet of space, approximately 95.3% of which was leased.
As of March 31, 2024, our portfolio consisted of 115 warehouse/distribution facilities and three other properties. Our warehouse/distribution portfolio is primarily focused in our target markets within the Sunbelt and Midwest. We expect to grow these markets by executing on our development pipeline and opportunistically acquiring facilities in these markets. However, increased financing costs have continue to negatively impact transaction activity and development starts in our target markets and the markets where we own properties. Due to this, the current key drivers to growth in our revenue are leasing our vacant development properties and mark-to-market of our lease rollover.
First Quarter 2024 Transaction Summary.
The following summarizes our significant transactions during the three months ended March 31, 2024.
Leasing Activity:
•Entered into an amendment for an extended lease encompassing 119,295 square feet. The average fixed rent on the lease was $6.59 per square foot compared to the average fixed rent on this lease before the amendment of $5.15 per square foot. The lease commission was $1.23 per square foot for the extended lease.
Investments:
•Placed in service one warehouse/distribution facility containing 488,400 square feet in the Phoenix, Arizona market, which was fully leased to a single tenant. Two vacant warehouse/distribution facilities containing an aggregate of 2.1 million square feet were placed in service one year after the completion of base building construction.
•Acquired a 59.1 acre land parcel and commenced development of a 625,200 square foot built-to-suit warehouse/distribution facility in the Greenville/Spartanburg, South Carolina market, which is subject to a 12-year lease, which is estimated to commence in January 2025.
•Invested an aggregate of $25.5 million in development activities.
During the three months ended March 31, 2024, we completed and placed in service the following warehouse/distribution assets:

Market (% ownership)	Square Feet	Initial Capitalized Cost (millions)	Placed in Service Date	Approximate Lease Term (years)	% Leased
Phoenix, AZ (93%)	488,400	$52.8	February 2024	7.0	100%
Central Florida (80%)	1,085,280	80.8	February 2024	N/A	—%
Indianapolis, IN (80%)	1,053,360	64.3	February 2024	N/A	—%
	2,627,040	$197.9
Critical Accounting Estimates
Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these estimates during the three months ended March 31, 2024.

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
At March 31, 2024, our secured debt was $59.6 million compared to $60.9 million at December 31, 2023. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand and short-term investments ($293.8 million at March 31, 2024), property sale proceeds and borrowing capacity on our unsecured credit facility ($600.0 million at March 31, 2024, subject to covenant compliance).
Cash flows from operations were $38.9 million for the three months ended March 31, 2024 as compared to $37.5 million for the three months ended March 31, 2023. The increase was primarily related to increased rental revenue related to lease extensions and placing development properties into service, partially offset by a decrease in cash flow due to property sales. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $27.7 million and $5.5 million during the three months ended March 31, 2024 and 2023, respectively. Cash used in investing activities in 2024 related primarily to investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net, partially offset by distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities in 2023 primarily related to investments in real estate under construction offset by net proceeds received from the disposition of real estate and distributions from non-consolidated entities.
Net cash used in financing activities totaled $47.2 million and $43.5 million during the three months ended March 31, 2024 and 2023, respectively. Cash used in financing activities in 2024 was primarily related to dividend, debt service payments and the repurchase of a noncontrolling interest, offset by revolving credit facility borrowings.
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares, including through forward sales contracts.

During the three months ended March 31, 2024, we amended the terms of our ATM program, under which we may, from time to time, sell up to $350.0 million common shares over the term of the program. We did not sell shares under the ATM program during the three months ended March 31, 2024 and March 31, 2023, respectively.

The volatility in the capital markets primarily resulting from the effects of the current economic conditions may negatively affect our ability to access the capital markets through our ATM program and other offerings.
Share Repurchase Program. In August 2022, our Board of Trustees authorized the repurchase of an additional 10.0 million common shares under our share repurchase program with no expiration date. We did not repurchase any common shares during the three months ended March 31, 2024 and 2023. As of March 31, 2024, 6.9 million common shares remained available for repurchase under this authorization.

Dividends. Dividends paid to our common and preferred shareholders were $39.5 million and $38.2 million in the three months ended March 31, 2024 and 2023, respectively.
We declared a quarterly dividend of $0.13 per common share during the three months ended March 31, 2024, which is an increase of $0.005 per common share from the $0.125 per common share quarterly dividend declared during the three months ended March 31, 2023.

Financings. The following senior notes were outstanding as of March 31, 2024:

Issue Date	Face Amount (millions)	Interest Rate	Maturity Date	Issue Price
November 2023(1)	$300.0	6.750%	November 2028	99.423%
August 2021	400.0	2.375%	October 2031	99.758%
August 2020	400.0	2.70%	September 2030	99.233%
May 2014	198.9	4.40%	June 2024	99.883%
Senior notes payable	$1,298.9
(1) A portion of the net proceeds were invested on a short-term basis and we intend to use the investments to repay the 2014 Senior Notes at or near maturity.
The senior notes are unsecured and requires interest payments semi-annually in arrears. We may redeem the senior notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the senior notes being redeemed plus a make-whole premium.
A summary of the maturity dates and interest rates of our unsecured credit agreement, as of March 31, 2024, are as follows:

	Maturity Date	Current Interest Rate
$600.0 Million Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300.0 Million Term Loan(2)	January 2027	Term SOFR + 1.00%
(1)    Maturity date of the revolving credit facility can be extended to July 2027 at our option, subject to certain conditions. The interest rate includes a 0.10% adjustment. The interest rate spread ranges from SOFR plus 0.725% to 1.40%. At March 31, 2024, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)    The Term SOFR portion of the interest rate was swapped to obtain a current fixed rate of 2.722% per annum until January 31, 2025.

As of March 31, 2024, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities, which bore interest at a fixed rate of 6.804% through April 2017 and, thereafter, bears interest at a variable rate of three-month SOFR plus a 26 basis point adjustment plus 170 basis points. These securities are (1) classified as liabilities, (2) due in 2037 and (3) currently redeemable by us. As of March 31, 2024, and 2023, there were $129.1 million of these securities outstanding.

Development Costs
As of March 31, 2024, the aggregate estimated total costs of our consolidated development projects included in investment in real estate under construction are $215.0 million. We expect to incur approximately $99.7 million of additional costs, excluding noncontrolling interests' share and potential developer fees or partner buyouts, to fund all of the remaining costs for our consolidated development project commitments. However, the risks associated with development, including supply chain issues, could adversely impact our estimates. As of March 31, 2024, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate the timing of any required fundings for potential development projects on these parcels.

Results of Operations
Three months ended March 31, 2024 compared with three months ended March 31, 2023. The decrease in net income attributable to common shareholders of $11.5 million was primarily due to the items discussed below.
The increase in total gross revenues of $1.2 million was primarily due to an aggregate increase of $1.8 million in base rental revenue and tenant reimbursement income primarily due to properties placed in service and leasing, partially offset by a decrease in rental revenue due to property sales.
The decrease in other revenue of $0.6 million was primarily due to a decrease in parking income due to the sale of the Philadelphia, PA office property in 2023.

The increase in depreciation and amortization expense of $1.8 million was primarily due to properties completed and placed in service in 2023 and 2024.
The decrease in impairment charges of $3.5 million was primarily related to an impairment charge recognized on an office property during the three months ended March 31, 2023. There were no impairment charges recognized during the three months ended March 31, 2024.
The increase in non-operating income of $3.6 million was primarily due to an increase in interest income earned from investing in short term investments.
The increase in interest and amortization expense of $5.6 million is primarily due to a $5.1 million increase related to the 2028 Senior Notes that were issued in November 2023. Variable interest expense increased $0.3 million related to the Trust Preferred Securities in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Additionally, capitalized interest decreased $0.1 million primarily due to less development activity in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
The decrease in gains on sales of properties of $7.9 million was related to the timing of property dispositions.
The decrease in equity in earnings (losses) of non-consolidated entities of $4.9 million was primarily due to recognizing our share of a gain on sale of property related to BSH Lessee L.P. in 2023 that resulted in an increase in equity in earnings of $4.8 million.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned, stabilized and included in our portfolio for the entirety of the two comparable reporting periods. We define NOI as operating revenues (rental income (less GAAP rent adjustments, non-cash income related to sales-type leases and lease termination income, net), and other property income) less property operating expenses. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance because same-store NOI excludes the change in NOI from acquired and disposed of properties and it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the three months ended March 31, 2024 and 2023 ($000's):

	Three Months Ended March 31,
	2024	2023
Total cash base rent	$64,618	$60,799
Tenant reimbursements	13,532	12,720
Property operating expenses	(14,055)	(13,305)
Same-store NOI	$64,095	$60,214
Our same-store NOI increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 by 6.4% primarily due to an increase in cash base rents. As of March 31, 2024 and 2023, our historical same-store square footage leased was 99.2% and 99.5%, respectively.

Below is a reconciliation of net income (loss) to same-store NOI for periods presented ($000's):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(555)	$11,315

Interest and amortization expense	16,984	11,393
Provision for income taxes	125	216
Depreciation and amortization	47,509	45,741
General and administrative	9,493	9,242
Transaction costs	—	4
Non-operating/advisory fee income	(4,813)	(1,402)
Gains on sales of properties	—	(7,879)
Impairment charges	—	3,523
Equity in (earnings) losses of non-consolidated entities	1,281	(3,604)
Straight-line adjustments	(2,702)	(3,087)
Lease incentives	138	96
Amortization of above/below market leases	(449)	(449)
Sales-types lease adjustments	(597)	(447)
NOI	$66,414	$64,662

Less NOI:
Acquisitions, developments and dispositions	(2,319)	(4,448)
Same-Store NOI	$64,095	$60,214

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

Adjusted Company FFO, NOI and the other non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, net income or loss as determined in accordance with GAAP. FFO, Adjusted Company FFO and NOI, and GAAP net income (loss) differ because FFO, Adjusted Company FFO and NOI exclude many items that are factored into GAAP net income or loss.

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

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Adjusted Company FFO available to all equityholders and unitholders for the three months ended March 31, 2024 and 2023 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2024	2023
Basic and Diluted:
Net income (loss) attributable to common shareholders	$(1,931)	$9,522
Adjustments:
Depreciation and amortization - real estate	46,208	44,860
Impairment charges - real estate	—	3,523
Noncontrolling interests - OP units	—	3
Amortization of leasing commissions	1,301	881
Joint venture and noncontrolling interest adjustment	1,563	2,400
Gains on sales of properties, including our share of non-consolidated entities	—	(12,654)
FFO available to common shareholders and unitholders - basic	47,141	48,535
Preferred dividends	1,572	1,572
Amount allocated to participating securities	90	72
FFO available to all equityholders and unitholders - diluted	48,803	50,179
Allowance for credit losses	(5)	79
Transaction costs(1)	—	4
Noncontrolling interest adjustments	—	(4)
Adjusted Company FFO available to all equityholders and unitholders - diluted	$48,798	$50,258

Per Common Share and Unit Amounts
Basic:
FFO	$0.16	$0.17

Diluted:
FFO	$0.16	$0.17
Adjusted Company FFO	$0.16	$0.17

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	291,288,383	290,080,508
Operating partnership units(2)	—	832,087
Weighted-average common shares outstanding - basic FFO	291,288,383	290,912,595

Diluted:
Weighted-average common shares outstanding - diluted EPS	291,288,383	291,040,466
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	295,998,953	295,751,036
(1) Includes costs related to entering into a sales-type lease.
(2) Includes OP units other than OP units held by us.

Off-Balance Sheet Arrangements
As of March 31, 2024, we had investments in various real estate entities with varying structures. The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $457.7 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $129.1 million at March 31, 2024 and 2023, which represented 7.2% and 8.6%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended March 31, 2024 and 2023, our variable-rate indebtedness had a weighted-average interest rate of 7.3% and 6.3%, respectively, and had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2024 and 2023 would have increased by $0.3 million and $0.5 million, respectively. At each of March 31, 2024 and 2023, our aggregate principal consolidated fixed-rate debt was $1.7 billion and $1.4 billion, respectively, which represented 92.8% and 91.4%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2024. We believe the fair value is indicative of the interest rate environment as of March 31, 2024, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.5 billion as of March 31, 2024.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2024, we had four interest rate swap agreements (see Note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our common shares during the three months ended March 31, 2024 pursuant to publicly announced repurchase plans (1):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid for Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024	—	$—	—	6,874,241
February 1 - 29, 2024	—	$—	—	6,874,241
March 1 - 31, 2024	—	$—	—	6,874,241
First quarter 2024	—	$—	—	6,874,241

(1)    Share repurchase authorization of an additional 10.0 million common shares announced on August 4, 2022, which has no expiration date.
ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information
During the three months ended March 31, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Fourth Supplemental Indenture, dated as of November 13, 2023, among the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2023)(1)

10.1	—
Amendment No.2 to Equity Sales Agreement, dated as of February 16, 2024, between the Company and Jefferies LLC, Keybanc Capital Market Inc., Regions Securities LLC, BofA Securities USA LLC, Mizuho Markets Americas LLC and Evercore Group L.L.C (filed as Exhibit 1.3 to the Company's Current Report on Form 8-K filed on February 20, 2024)(1)

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2024 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	May 2, 2024	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	May 2, 2024	By:	/s/ Beth Boulerice
Beth Boulerice
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)