Form 10-K
period 2024-12-31
LXP Industrial Trust
filed 2025-02-13
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of LXP Industrial Trust held by non-affiliates as of June 30, 2024, which was the last business day of the registrant's most recently completed second fiscal quarter, was $2,625,426,441 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $9.12 per share.
Number of common shares outstanding as of February 12, 2025 was 295,728,056.
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

Defined Terms
Unless stated otherwise or the context otherwise requires, the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us” refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests in properties are held in, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.
When we use the term “REIT,” we mean real estate investment trust. All references to 2024, 2023 and 2022 refer to our fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
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
When we use the term “Annualized Cash Base Rent” or “ABR,” we mean the period end cash base rent multiplied by 12. For leases with free rent periods or that were signed in the month prior to the end of the year or have not commenced, the next full cash base rent payment is multiplied by 12, excluding not in service leased development projects.
When we use “Stabilized Portfolio,” we mean all real estate properties that have achieved 90% occupancy of the property or, if earlier, where it has been one-year from the cessation of major construction activities. Non-stabilized, substantially completed development projects are classified within investments in real estate under construction.
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

PART I.
Item 1. Business
General
We are a Maryland real estate investment trust, qualified as a REIT for federal income tax purposes, focused on Class A warehouse and distribution real estate investments in target markets in the Sunbelt and lower Midwest. A majority of our properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, certain leases provide that the landlord is responsible for certain operating expenses.
As of December 31, 2024, we had equity ownership interests in approximately 119 consolidated real estate properties, located in 17 states and containing an aggregate of approximately 57.8 million square feet of space, approximately 93.6% of which was leased.
During the year ended December 31, 2024, we disposed of our remaining consolidated office properties and our consolidated portfolio is 100% industrial.
History and Current Corporate Structure
We were formed in 1993 and converted to a Maryland REIT in December 1997. Primarily all of our business is conducted through wholly-owned subsidiaries, but historically we conducted a portion of our business through an operating partnership subsidiary, Lepercq Corporate Income Fund L.P., which we refer to as LCIF.
Strategy
General. Our business strategy is focused on growing our portfolio in our target markets while maintaining a strong, flexible balance sheet to allow us to act on opportunities as they arise. We acquire and develop warehouse and distribution facilities in markets with strong income and growth characteristics that we believe provide an optimal balance of income and capital appreciation.
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
We believe our single-tenant industrial focus mitigates against unexpected costs and the cyclicality of many asset classes and investment strategies and provides shareholders with a secure dividend. We believe our strategy is more conservative than most industrial REITs and provides defensive attributes for investors in the industrial sector and better growth potential for investors compared to the net lease sector.
Target Markets. We focus our investment strategy on growing markets within the Sunbelt and lower Midwest where we believe there are advantages to building a geographic concentration.
We target markets that we believe have strong growth prospects for us to build a concentration of assets. Strong growth prospects are generally determined by:
•Expanding transportation and logistics networks;
•Markets attracting reshoring and advanced manufacturing investment;
•Distances to major population centers;
•Population growth;
•Employment growth;
•Physical and regulatory constraints;
•Labor cost and availability;
•Utility costs;
•Land cost and availability; and
•Re-tenanting opportunities and costs.

LXP Top 12 Market Concentrations

IN
OH
5.7%
Columbus
Indianapolis
5.1%
5.2%
Cincinnati/Dayton
AZ
11.0%
Phoenix
Nashville
3.5%
TN
Memphis
7.8%
Greenville/Spartanburg
11.1%
SC
10.4%
Atlanta
Dallas/Ft. Worth
5.4%
GA
3.2%
Savannah
TX
6.7%
Houston
4.1%
Central Florida
FL

(Percentage of ABR as of December 31, 2024)

We expect to grow in these markets by executing on our development pipeline, including through build-to-suits, and opportunistically acquiring facilities in these markets.

We may opportunistically dispose of select properties outside of our target markets as opportunities and the need for liquidity arise.

Building Type. We target general purpose warehouse and distribution facilities that are versatile, easily leased to alternative users and have other attractive features, including some or all of the following features:
•Clear heights generally ranging from 28 feet for smaller buildings to 40 feet for larger buildings;
•Wide column spacing and speed bays;
•Efficient loading dock ratios;
•Deep truck courts;
•Cross docking for larger facilities; and
•Ample trailer and employee parking.
The average age of our warehouse/distribution facilities as of December 31, 2024, was approximately 9.3 years.

Tenants. We believe we have a diversified tenant base and are not dependent upon any one tenant. While we invest primarily in single-tenant facilities, we believe our target market approach and tenant credit strength mitigates somewhat against binary risk in occupancy. As of December 31, 2024, our largest tenant represented 6.7% of our ABR and 46.9% of our ABR was from tenants with investment grade credit ratings (either tenant, guarantor or parent/ultimate parent). See “Item 2—Properties—Tenant Diversification.”

Institutional Fund Management. We also provide advisory services and co-invest with institutional investors in non-consolidated entities. One of these institutional joint ventures, NNN Office JV L.P. (“Office JV”), in which we have a 20% interest, was formed in 2018 upon our disposition of a portfolio of office assets and has five office properties as of December 31, 2024. Another one of these institutional joint ventures, NNN MFG Cold JV L.P. (“MFG Cold JV”), in which we have a 20% interest, was formed in 2021 upon our disposition of a portfolio of 22 special purpose industrial properties outside of our warehouse and distribution strategy and has 21 properties as of December 31, 2024.

MFG Cold JV has additional equity commitments of $250 million, of which our proportionate share is $50 million, for the acquisition of special purpose industrial properties outside of our warehouse and distribution focus. We believe investing in special purpose industrial properties in a joint venture structure allows us to mitigate the risk of investing in these types of industrial assets while earning certain fees related to the operation and growth of the joint venture. MFG Cold JV has not made any acquisitions since its original formation transaction.

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
As of December 31, 2024, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business, financial condition, or results of operations. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations that could be material. See “Risks Related to Our Business” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations.

Competition
There are numerous developers, real estate companies, financial institutions, such as banks and insurance companies, and other investors with greater financial or other resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties.

Operating Segments
We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and accordingly, have only one operating segment. While we have target markets, we do not allocate capital by market or operate properties in specific markets independent of our overall portfolio.
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
Employees. As of December 31, 2024, we had 59 full-time employees. None of our employees are covered by a collective bargaining agreement. Each of our employees work in one or more of the following departments: Investments, Asset Management, Accounting, Tax, Corporate, Legal and Information Technology.
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

Training and Development. In addition to our professional development policy, we maintain a variety of training programs for our employees, including annual trainings for sustainability, accounting, cybersecurity, human rights, harassment (for managers and non-managers) and anti-corruption/bribery. During 2024, none of our employees violated our anti-corruption/bribery policies and we did not pay any fines for violating anti-corruption/bribery laws or regulations.

Employee Engagement. We regularly engage our employees through the following methods:
•During 2024, we conducted a mid-year performance review for our non-executive employees and a year-end performance review for all of our employees. The year-end performance review consisted of a 180-degree review where non-executive employees reviewed their immediate supervisor. We believe this 180-degree review provides an objective measurement of our employees' performance. The performance of each of our executive-titled employees is reviewed by our Chief Executive Officer, which is presented to, and discussed by, the Compensation Committee of our Board of Trustees.
•During 2024, we engaged our employees with several surveys, including an employee satisfaction survey. The participation rate for the employee satisfaction survey was 97% and we achieved a 95% overall satisfaction rate.
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
•Property Management. We primarily engaged CBRE, Cushman & Wakefield and Jones Lang LaSalle for the management of our properties where we have operating responsibilities. We also use the management affiliates of the developer/sellers of properties we acquire and develop for the management of such properties if we have operating responsibilities and we believe it is important for such management affiliates to continue to manage the property.
We maintain a supplier code of conduct for our vendors and contractors.
Corporate Responsibility
We believe that our commitment to environmental, social, governance and resilience (ESG+R) matters will create long-term value for our shareholders while addressing the evolving needs of our other stakeholders. The Nominating and ESG Committee of our Board of Trustees oversees our ESG+R strategy and initiatives.

In 2024, we achieved significant milestones in our stewardship efforts. We announced updated goals and targets, which we believe are more aligned with our business strategy and are more applicable to our property portfolio. Further advancing our sustainability efforts, we installed smart meters across approximately two million square feet of our portfolio as of December 31, 2024, giving us better insight into the energy and water usage of our portfolio. Additionally, as of December 31, 2024, green building certifications encompassed over 33% of our portfolio by square footage, reinforcing our commitment to efficient buildings and environmental responsibility.

Our social initiatives reflect a deep dedication to the well-being of our employees, tenants, and communities. We were once-again honored as one of the "2024 Best Companies to Work for in New York," a recognition of our focus on employee health, development, and inclusion. We also achieved a tenant satisfaction score of 4.19 out of 5, surpassing industry benchmarks, and engaged our workforce in over 100 hours of volunteering activities. In 2024, we adopted a Charitable Giving Policy, which includes an opportunity for employees to have certain of their personal donations matched up to $250 annually, and we contributed more than $50,000 to our partner organizations. Additionally, we continued our internship program, which further underscores our commitment to fostering talent and expanding opportunities in the commercial real estate sector.

Governance remains a cornerstone of our ESG+R strategy, underpinned by transparency, ethical behavior, and forward-thinking leadership. In 2024, we maintained Gold-level Green Lease Leader recognition for embedding sustainability provisions into lease agreements, enabling better energy management and collaboration with tenants. Our governance practices were further validated through our increased score of 97 out of 100 in the U.S. Industrial Peer Group for GRESB Public Disclosure.

To address the challenges posed by climate transition risk, we have integrated resilience planning into our broader business strategy. Guided by the Task Force on Climate-related Financial Disclosures framework, we evaluate physical and transitional risks across our portfolio. In 2024, we documented and initiated mitigation measures for properties representing the top 25% of our portfolio by gross asset value. These efforts, combined with decarbonization strategies developed using Carbon Risk Real Estate Monitor pathways, position us to remain resilient and to take advantage of opportunities for cost savings.

Through these initiatives, we underscore our commitment to advancing ESG+R initiatives in ways that benefit and create value for our shareholders. As we look to the future, we remain dedicated to embedding these strategies in our operations, ensuring that we continue to create value responsibly.
Corporate Information
Principal Executive Offices. Our principal executive offices are located at 515 N Flagler Dr, Suite 408, West Palm Beach, Florida 33401; our telephone number is (212) 692-7200.

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
Our Investor Relations Department can be contacted at LXP Industrial Trust, 515 N Flagler Dr, Suite 408, West Palm Beach, Florida 33401, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2024.

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

The tenants of our net-leased properties are responsible for maintenance and other day-to-day management of the properties or their premises. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities once the property is no longer leased. We generally visit our properties on at least an annual basis, but these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance, and it may be more difficult to enforce remedies against such a tenant.

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
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which includes a variety of factors such as market conditions, the status of significant leases, a prolonged vacancy at a property, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. Based on this evaluation, we may, from time to time, take non-cash impairment charges. These impairments could have a material adverse effect on our financial condition and results of operations. If we take an impairment charge on a property subject to a non-recourse secured mortgage and reduce the book value of such property below the balance of the mortgage on our balance sheet, upon foreclosure or other disposition, we may be required to recognize a gain on debt satisfaction.

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

Our development activities are subject to risks related to supply-chain disruptions and inflation, which increase costs and may delay completion. In addition, we hold land for development and we are unable to estimate any further costs to develop such land until we commit to develop any such land.

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

Our strategy is to increase our investment in general purpose, well-located warehouse/distribution assets in our target markets. We believe this strategy will lessen capital expenditures over time and mitigate revenue reductions on renewals and re-tenanting. To implement this strategy, we have been selling non-industrial assets and recapitalizing special purpose industrial assets, which generally have higher capitalization rates, and buying warehouse and distribution properties, which generally have lower capitalization rates. We also may sell industrial properties outside of our target markets at capitalization rates higher than we expect to reinvest in our target markets. This strategy adversely impacts returns and cash flows in the short-term. There can be no assurance that the implementation of our strategy will lead to improved results or that we will be able to execute our strategy as contemplated or on terms acceptable to us.

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

We carry comprehensive liability, property, fire, extended coverage, pollution and rent loss insurance on certain of the properties in which we have an interest, with policy specifications and insured limits that we believe are customary for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain rent loss insurance. In addition, certain of our leases require the tenant to maintain all insurance on the property, and the failure of the tenant to maintain the proper insurance could adversely impact our investment in a property in the event of a loss. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition and results of operations.

In addition, the cost of property and related coverage insurance has increased significantly in recent years due to the rise in construction costs and property values and the decrease in capacity in the insurance market.

Cybersecurity incidents may adversely affect our business.

Cybersecurity incidents may result in disrupted operations, including as a result of the loss of access to our information systems, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant, investor and/or vendor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Although we have implemented processes, procedures and internal controls to mitigate these risks, we can be subject to cybersecurity incidents.

We are also subject to third-party cybersecurity incident risks. For example, as a landlord, we are exposed to the risk of cyber attacks on our tenants and their payment systems. In addition, as a smaller company, we use third-party vendors to maintain our network and information technology requirements. While we carefully select these third-party vendors, we cannot control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, or cyber attacks and security breaches at a vendor could adversely affect our operations.

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

Concerns over possible economic recession, high interest rates, bank failures, political dysfunction, geopolitical issues, including military conflicts, trade wars, labor shortages, and inflation may contribute to increased financial market volatility.

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

International trade disputes and increases in U.S. trade tariffs could adversely impact demand for our properties.

Demand for our properties is impacted by trading volumes and global supply chains. International trade disputes or the imposition of significant tariffs or other trade restrictions by the U.S. on imported goods could adversely impact trading volumes and global supply chains and thereby decrease demand for our properties. In addition, the anticipation of these issues could result in a decrease in demand for our properties.

Natural disasters could adversely impact our results.

Natural disasters, including earthquakes, storms, tornados, floods and hurricanes, could impact our properties. Incurring losses, costs or business interruptions related to natural disasters may adversely affect our operating and financial results.

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

We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2024, our total consolidated indebtedness was approximately $1.6 billion and we had approximately $600.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.

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

As of December 31, 2024, we had $129.1 million of trust preferred securities that mature in April 2037 that are SOFR indexed. An aggregate amount of $82.5 million of the trust preferred securities is swapped to obtain an effective fixed interest rate of 5.20% to October 30, 2027. In addition, we had a $300.0 million unsecured term loan which matures January 2027 that is SOFR indexed and was subject to interest rate swap agreements that expired in January 2025. An aggregate amount of $250.0 million of the term loan is swapped to obtain an effective fixed interest rate of 4.31% from January 31, 2025 to January 31, 2027. Also, our unsecured revolving credit facility is subject to a variable interest rate. We also have an aggregate of $1.1 billion of unsecured senior notes which mature from November 2028 to October 2031.

The level of our variable-rate indebtedness along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Higher interest rates could also adversely affect the ability of prospective buyers to obtain financing for properties we intend to sell.

We have engaged and may engage in hedging transactions that may limit gains or result in losses.

We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2024, we had 11 interest rate swap agreements outstanding with an aggregate notional amount of $632.5 million. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance or default by the counterparties. Further, additional risks, including losses on a hedge position, may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. We may also have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

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

One of our non-consolidated joint ventures has a portfolio loan where the loan is cross-collateralized with a majority of the assets in the portfolio.

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

Our ability to issue additional shares. Our declaration of trust authorizes 1,400,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 600,000,000 common shares, 100,000,000 preferred shares and 700,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2024, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, which may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

Maryland Takeover Statutes. Certain provisions of the Maryland General Corporation Law, including the Maryland Business Combination Act, the Maryland Control Share Act, and certain elective provisions of Maryland law under Subtitle 8 of the Maryland General Corporation Law, each as further described under the heading “Restrictions on Transfers of Capital Stock and Anti-Takeover Provisions – Maryland Law” in Exhibit 4.12 of this Annual Report, are applicable to Maryland REITs, such as the Company. We are subject to the Maryland Business Combination Act, and while our by-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our shares, we cannot assure you that this provision will not be amended or eliminated at any time in the future. We have also not elected to be governed by any of the specific provisions of Subtitle 8, however, through provisions of our declaration of trust and/or by-laws, as applicable, unrelated to Subtitle 8, we provide for an 80% shareholder vote to remove trustees and then only for cause, and that the number of trustees may be determined by a resolution of our Board of Trustees, subject to a minimum number. In addition, we can elect to be governed by any or all of the provisions of Subtitle 8 of the Maryland General Corporation Law at any time in the future. These statutes could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders' best interests.

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

We employ a Director of Information Technology who works exclusively on information technology and cybersecurity matters and has significant related experience. Our Director of Information Technology reports to our Chief Operating Officer.

Due to our size and the size of our employee base, we use third-party vendors to assist us with our network and information technology requirements. Since 2019, BDO USA, LLC (“BDO”) has acted as our outsourced chief technology officer/chief information security officer (“CTO/CISO”) and provided us with the following services:

•Overseeing the chief security role and informing leadership of cybersecurity risks and the role of staff in protecting information, including, but not limited to:
◦Monitoring emerging risks, and suggesting and overseeing implementation of mitigations;
◦Overseeing security awareness and training programs; and
◦Reporting significant security events to leadership.
•Guidance regarding incidence response, business continuity and disaster recovery program, strategy and testing.
•Oversight and guidance on vendor risk management processes and individual vendor profiles.
•IT strategy advice.
•Monitoring the relationship with our information technology managed services provider.
•Technical, policy and procedure recommendations.

Together with our Director of Information Technology, BDO regularly reports to our Chief Operating Officer and General Counsel and to the Audit and Cyber Risk Committee of our Board of Trustees on a quarterly basis.

We outsource our information technology managed services to a third-party provider of customized private cloud solutions featuring virtual desktops and servers (“MS Provider”). Our Director of Information Technology, together with BDO, oversees the MS Provider.

We maintain a critical systems vendor management program with the assistance of a third-party provider of vendor risk intelligence data, including cybersecurity vulnerabilities, business health and credit risk.

In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems we use, we utilize an incident response plan. Our incident response plan was developed to guide the internal response to incidents taking into account a recognized third party cybersecurity framework. Pursuant to our incident response plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the incident response team is made up of two teams: the information security response team and the business response team. The information security response team is generally led by our Chief Operating Officer and includes our CTO/CISO, our Director of Information Technology, our MS Provider account manager, our Chief Financial Officer and other members of our senior leadership. The business response team includes primary and secondary contacts for each impacted business area. These individuals assist with any necessary customer notification procedures. The incident response team regularly reports to senior management, including the CEO, in the event of a significant incident, and our Chief Operating Officer and Chief Financial Officer provide reports to our Audit and Cyber Risk Committee and our Board of Trustees.

The Audit and Cyber Risk Committee oversees, on behalf of the Board of Trustees, our information technology and cybersecurity strategy and initiatives. Our Board of Trustees has determined that one of the members of our Audit and Cyber Risk Committee is an information technology/cybersecurity expert and has significant experience in, among other areas, emerging technologies and coordinating national security and technology policy. On at least a quarterly basis, our Chief Operating Officer, CTO/CISO and Director of Information Technology report to our Audit and Cyber Risk Committee on information technology matters, including cybersecurity. Our Audit and Cyber Risk Committee provides updates to the Board of Trustees. On a periodic basis, our Audit and Cyber Risk Committee commissions an external assessment of our cybersecurity practices and receives a report from the third-party firm performing our internal audit function. The most recent assessment was completed in 2023.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

Our cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents, and (3) containing, eradicating, recovering from, and reporting cybersecurity events.

Prevention and Preparation

As noted above, we utilize our MS Provider for cloud-based information technology services. This third-party solution includes 24/7 monitoring and is consistent with a well-recognized cybersecurity framework. We also engage a nationally recognized public accounting firm to perform periodic cybersecurity assessments, which entail performing a qualitative current state evaluation of our cybersecurity program in line with specific domains within the recognized third-party framework. In addition, we take the following preventative measures:

•We engage a third party to perform internal and external penetration tests on an annual basis.
•We require multi-factor authentication and other enhanced security measures for our network and primary applications.
•We utilize geolocation-based blocking and mobile device management.

We recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of our prevention efforts is employee training on cybersecurity around phishing, malware and other cyber risks. We use a third-party provider of security awareness training and simulated phishing for our email phishing reporting and periodic cyber security training.

We maintain comprehensive business continuity and disaster recovery plans, which we update on at least an annual basis and we test through tabletop exercises on an annual basis. We do not maintain any on-premises data or servers.

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

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications, employee notifications, and notification from external parties (e.g., our third-party information technology provider). Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event and assessing the severity of the event and sensitivity of any compromised data.

Containment, Eradication, Recovery, and Reporting

In the event of a cybersecurity incident, our first priority is to contain the cybersecurity incident as quickly as possible consistent with the procedures in our incident response plan. A representative of our third-party information technology provider is a member of the incident response team. Our third-party information technology provider takes the lead on assisting us with the steps and procedures to contain the incident. If our third-party information technology provider is unable to contain the incident, we expect to work with our CTO/CISO and cybersecurity insurer to engage an appropriate vendor for containment.

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

Our incident response plan provides clear communication protocols, which may include, depending on the incident's classification and other circumstances, our CEO, CFO and COO, our internal and external counsel, our management disclosure committee and the Audit and Cyber Risk Committee and the Board of Trustees. In addition, our COO and CTO/CISO generally engage with external legal counsel with respect to regulatory reporting obligations related to an incident.

Following the conclusion of an incident, the incident response team will generally assess the effectiveness of the cybersecurity program and make adjustments as appropriate.

Cybersecurity Risks

As of December 31, 2024, we are not aware of any material cybersecurity incidents in the last three years. However, there can be no assurance that our security efforts and measures, and those of our third-party providers, will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See “Item 1A–Risk Factors–Cybersecurity incidents may adversely affect our business.”

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2024, we had ownership interests in approximately 119 consolidated real estate properties containing approximately 57.8 million square feet of rentable space, which were approximately 93.6% leased based upon net rentable square feet. All properties in which we have an interest are held through at least one property owner subsidiary.

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

Office Leases. We lease our headquarters office space in West Palm Beach, Florida and our satellite offices in Dallas, Texas and New York, New York.

Property-Level Leverage. As of December 31, 2024, we had outstanding consolidated mortgages and notes payable of approximately $55.5 million with a weighted-average interest rate of approximately 4.1% and a weighted-average maturity of 5.6 years.

Property Charts. The following tables list our properties by type, their locations, the net rentable square feet, the expiration of the current lease term and percent leased, as applicable, as of December 31, 2024.

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2024
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased

3405 S. McQueen Rd.	Chandler	AZ	201,784	3/31/2033	100%
4445 N. 169th Ave.	Goodyear	AZ	160,140	12/31/2025	100%
16811 W. Commerce Dr.	Goodyear	AZ	540,349	4/30/2026	100%
255 143rd Ave.	Goodyear	AZ	801,424	9/30/2030	100%
3815 N Cotton Ln.	Goodyear	AZ	488,400	1/31/2031	100%
3595 N Cotton Ln.	Goodyear	AZ	392,278	8/31/2033	100%
17510 W. Thomas Rd.	Goodyear	AZ	468,182	11/30/2036	100%
1515 South 91st Ave.	Phoenix	AZ	496,204	12/31/2027	100%
8989 W Buckeye Rd.	Phoenix	AZ	268,872	5/31/2037	100%
9494 W. Buckeye Rd.	Tolleson	AZ	186,336	9/30/2026	100%
5275 Drane Field Rd.	Lakeland	FL	222,134	5/31/2036	100%
3400 NW 35th Street Rd.	Ocala	FL	617,055	8/31/2030	100%
3343 NW 44th Avenue	Ocala	FL	1,085,280	N/A	—%
2455/2467 Premier Row	Orlando	FL	350,990	5/31/2025	100%
3775 Fancy Farms Rd.	Plant City	FL	510,484	3/31/2028	100%
1075 NE 30th St.	Ruskin	FL	138,673	1/31/2029	42%
3240 Clover Ridge Ave.	Ruskin	FL	132,212	N/A	—%
3102 Queen Palm Dr.	Tampa	FL	229,605	2/28/2026	100%
95 International Pkwy.	Adairsville	GA	225,211	3/31/2025	100%
200 Momeni Ln.	Adairsville	GA	447,753	8/31/2027	100%
7875 White Rd. SW	Austell	GA	604,852	1/31/2028	100%
1001 Old Grassdale Rd.	Cartersville	GA	273,576	5/31/2029	100%
51 Busch Dr.	Cartersville	GA	328,000	7/31/2031	100%
41 Busch Dr.	Cartersville	GA	396,000	9/30/2031	100%
1625 Oakley Industrial Blvd.	Fairburn	GA	907,675	10/31/2028	100%
490 Westridge Pkwy.	McDonough	GA	1,121,120	1/31/2028	100%
493 Westridge Pkwy.	McDonough	GA	676,000	10/31/2030	100%
335 Morgan Lakes Industrial Blvd.	Pooler	GA	499,500	7/31/2027	100%
1001 Gateway Pkwy.	Rincon	GA	204,824	1/31/2034	100%
1319 Dean Forest Rd.	Savannah	GA	355,527	6/30/2025	100%
1315 Dean Forest Rd.	Savannah	GA	88,503	8/31/2025	100%
1004 Trade Center Pkwy.	Savannah	GA	419,667	7/31/2026	100%
7225 Goodson Rd.	Union City	GA	370,000	5/31/2029	100%
3931 Lakeview Corporate Dr.	Edwardsville	IL	769,500	9/30/2026	100%
4015 Lakeview Corporate Dr.	Edwardsville	IL	1,017,780	5/31/2030	100%
1001 Innovation Rd.	Rantoul	IL	813,126	10/31/2034	100%
749 Southrock Dr.	Rockford	IL	150,000	12/31/2027	100%
3686 South Central Ave.	Rockford	IL	93,000	12/31/2027	100%
2463 N Buck Creek Rd.	Greenfield	IN	1,053,360	N/A	—%
1627 Veterans Memorial Pkwy. E.	Lafayette	IN	309,400	9/30/2029	100%
1285 W. State Road 32	Lebanon	IN	741,880	1/31/2029	100%
180 Bob Glidden Blvd.	Whiteland	IN	179,530	12/31/2026	100%
76 Bob Glidden Blvd.	Whiteland	IN	168,480	12/31/2026	100%
19 Bob Glidden Blvd.	Whiteland	IN	530,400	3/31/2031	100%
5352 Performance Way	Whitestown	IN	380,000	7/31/2025	100%
4900 Albert S White Dr.	Whitestown	IN	149,072	8/31/2025	100%
4600 Albert S White Dr.	Whitestown	IN	149,072	1/31/2028	100%
5424 Albert S. White Dr.	Whitestown	IN	1,016,244	11/30/2031	100%
27200 West 157th St.	New Century	KS	446,500	1/31/2027	100%
200 Richard Knock Way	Walton	KY	232,500	12/31/2031	100%
300 Richard Knock Way	Walton	KY	544,320	4/30/2032	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2024
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
1700 47th Ave. North	Minneapolis	MN	18,620	12/31/2025	100%
1550 Hwy 302	Byhalia	MS	615,600	9/30/2027	100%
549 Wingo Rd.	Byhalia	MS	855,878	3/31/2030	100%
554 Nissan Pkwy.	Canton	MS	1,466,000	2/28/2027	100%
6495 Polk Ln.	Olive Branch	MS	269,902	5/31/2028	100%
11624 S. Distribution Cv.	Olive Branch	MS	1,170,218	6/30/2029	100%
8500 Nail Rd.	Olive Branch	MS	716,080	7/31/2029	100%
11555 Silo Dr.	Olive Branch	MS	927,742	9/30/2029	100%
671 Washburn Switch Rd.	Shelby	NC	673,425	5/31/2036	100%
2203 Sherrill Dr.	Statesville	NC	639,800	10/31/2026	100%
736 Addison Rd.	Erwin	NY	408,000	11/30/2026	100%
29-01 Borden Ave./29-10 Hunters Point Ave.	Long Island City	NY	140,330	3/31/2028	100%
351 Chamber Dr.	Chillicothe	OH	489,150	12/31/2031	100%
1860 Walcutt Rd.	Columbus	OH	292,730	11/21/2029	100%
10300 Schuster Way	Etna	OH	250,020	10/14/2029	100%
9800 Schuster Way	Etna	OH	1,074,840	10/31/2033	100%
200 Arrowhead Dr.	Hebron	OH	400,522	8/31/2027	100%
191 Arrowhead Dr.	Hebron	OH	250,410	2/28/2034	100%
2155 Rohr Rd.	Lockbourne	OH	320,190	6/30/2035	100%
575-599 Gateway Blvd.	Monroe	OH	194,936	6/30/2026	100%
600 Gateway Blvd.	Monroe	OH	994,013	8/31/2027	100%
700 Gateway Blvd.	Monroe	OH	1,299,492	6/30/2030	100%
675 Gateway Blvd.	Monroe	OH	143,664	2/28/2032	100%
10345 Philipp Pkwy.	Streetsboro	OH	649,250	10/31/2026	100%
250 Rittenhouse Cir.	Bristol	PA	241,977	11/30/2036	100%
231 Apple Valley Rd.	Duncan	SC	196,000	1/31/2026	62%
425 Apple Valley Rd.	Duncan	SC	327,360	9/30/2026	100%
235 Apple Valley Rd.	Duncan	SC	177,320	10/31/2026	100%
417 Apple Valley Rd.	Duncan	SC	195,000	3/31/2027	100%
70 Tyger River Dr.	Duncan	SC	408,000	1/31/2029	100%
230 Apple Valley Rd.	Duncan	SC	275,400	4/30/2029	100%
402 Apple Valley Rd.	Duncan	SC	235,600	12/31/2029	100%
7870 Reidville Rd.	Greer	SC	396,073	9/30/2025	100%
7820 Reidville Rd.	Greer	SC	210,820	12/31/2027	100%
140 Smith Farms Pkwy.	Greer	SC	304,884	2/28/2029	100%
21 Inland Pkwy.	Greer	SC	1,318,680	12/31/2034	100%
170 Smith Farms Pkwy.	Greer	SC	797,936	4/30/2035	100%
160 Smith Farms Pkwy.	Greer	SC	1,091,888	N/A	—%
923 Matrix Pkwy.	Piedmont	SC	625,238	12/31/2036	100%
5795 North Blackstock Rd.	Spartanburg	SC	341,660	7/31/2029	100%
1021 Tyger Lake Rd.	Spartanburg	SC	213,200	2/28/2031	100%
6050 Dana Way	Antioch	TN	674,528	6/30/2031	100%
1520 Lauderdale Memorial Hwy.	Cleveland	TN	851,370	3/31/2031	100%
201 James Lawrence Rd.	Jackson	TN	1,062,055	10/31/2027	100%
633 Garrett Pkwy.	Lewisburg	TN	310,000	3/31/2026	100%
3820 Micro Dr.	Millington	TN	701,819	9/30/2029	100%
200 Sam Griffin Rd.	Smyrna	TN	1,505,000	4/30/2027	100%
2115 East Belt Line Rd.	Carrollton	TX	356,855	6/30/2035	84%
3737 Duncanville Rd.	Dallas	TX	510,400	9/30/2026	100%
4600 Underwood Rd.	Deer Park	TX	402,648	12/31/2026	100%
4005 E. I-30	Grand Prairie	TX	215,000	3/31/2037	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2024
Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
13600/13901 Industrial Road	Houston	TX	132,449	3/31/2038	100%
1704 S. I-45	Hutchins	TX	120,960	6/30/2030	100%
3201 N. Houston School Rd.	Lancaster	TX	468,300	1/31/2030	100%
3115 N. Houston School Rd.	Lancaster	TX	124,450	N/A	—%
13930 Pike Rd.	Missouri City	TX	—	4/30/2032	100%
8601 E. Sam Lee Ln.	Northlake	TX	1,214,526	8/31/2029	100%
17505 Interstate Hwy. 35W	Northlake	TX	500,556	10/31/2034	100%
10565 Red Bluff Rd.	Pasadena	TX	248,240	4/30/2025	100%
4100 Malone Dr.	Pasadena	TX	233,190	8/31/2028	100%
10535 Red Bluff Rd.	Pasadena	TX	257,835	4/30/2029	100%
9701 New Decade Dr.	Pasadena	TX	102,863	10/31/2029	100%
10575 Red Bluff Rd.	Pasadena	TX	248,240	2/28/2034	100%
16407 Applewhite Rd.	San Antonio	TX	849,275	4/30/2027	100%
2601 Bermuda Hundred Rd.	Chester	VA	1,034,470	6/30/2030	100%
291 Parkside Dr.	Winchester	VA	344,700	5/31/2031	100%
80 Tyson Dr.	Winchester	VA	400,400	12/18/2031	100%
150 Mercury Way	Winchester	VA	324,535	9/30/2034	100%

	Warehouse / Distribution Total		57,765,286		93.6%
As of December 31, 2024, Annualized Cash Base Rent for the consolidated portfolio, excluding assets primarily consisting of land leases, was $5.08 per square foot. The weighted-average remaining lease term was 5.4 years.

LXP NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2024
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
Non-consolidated leased land:
30 Light St.	Baltimore	MD	41.1%	—	12/31/2048	100%

Office properties:
3902 Gene Field Rd.	St. Joseph	MO	20%	98,849	6/30/2027	100%
1210 AvidXchange Ln.	Charlotte	NC	20%	201,450	4/30/2032	100%
2221 Schrock Rd.	Columbus	OH	20%	42,290	7/6/2027	100%
500 Olde Worthington Rd.	Westerville	OH	20%	97,747	3/31/2026	86%
8900 Freeport Pkwy.	Irving	TX	20%	261,305	5/31/2033	23%
	Office total			701,641		69.5%

Special purpose industrial properties:
318 Pappy Dunn Blvd.	Anniston	AL	20%	276,782	11/24/2029	100%
4801 North Park Dr.	Opelika	AL	20%	165,493	5/31/2042	100%
1020 W. Airport Rd.	Romeoville	IL	20%	188,166	10/31/2031	100%
10000 Business Blvd.	Dry Ridge	KY	20%	336,350	6/30/2031	100%
730 North Black Branch Rd.	Elizabethtown	KY	20%	167,770	6/30/2030	100%
750 North Black Branch Rd.	Elizabethtown	KY	20%	539,592	6/30/2030	100%
301 Bill Bryan Blvd.	Hopkinsville	KY	20%	424,904	6/30/2030	100%
4010 Airpark Dr.	Owensboro	KY	20%	211,598	6/30/2030	100%
113 Wells St.	North Berwick	ME	20%	993,685	4/30/2029	100%
904 Industrial Rd.	Marshall	MI	20%	246,508	9/30/2028	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	20%	311,612	10/31/2030	100%
26700 Bunert Rd.	Warren	MI	20%	260,243	10/31/2032	100%
2880 Kenny Biggs Rd.	Lumberton	NC	20%	423,280	11/30/2026	100%
10590 Hamilton Ave.	Cincinnati	OH	20%	264,598	12/31/2027	100%
590 Ecology Ln.	Chester	SC	20%	420,597	7/14/2025	100%
50 Tyger River Dr.	Duncan	SC	20%	221,833	8/31/2027	100%
900 Industrial Blvd.	Crossville	TN	20%	222,200	9/30/2033	100%
120 Southeast Pkwy. Dr.	Franklin	TN	20%	289,330	12/31/2028	100%
7007 F.M. 362 Rd.	Brookshire	TX	20%	262,095	3/31/2035	100%
13863 Industrial Rd.	Houston	TX	20%	187,800	3/31/2035	100%
901 East Bingen Point Way	Bingen	WA	20%	124,539	12/31/2032	100%
	Special purpose industrial total			6,538,975		100%

	Non-consolidated portfolio total			7,240,616		97.0%
In addition, we have two non-consolidated joint ventures with a developer, which own developable parcels of land in Etna, Ohio.
As of December 31, 2024, the Annualized Cash Base Rent for the non-consolidated portfolio was $7.03 per square foot and the weighted-average remaining lease term was 6.6 years.

Land Held for Development
The following is a summary of our land held for development as of December 31, 2024:

Project (% owned)	Market	Approximate Acres
Consolidated:
Reems & Olive (95.5%)	Phoenix, AZ	315
Mt. Comfort Phase II (80%)	Indianapolis, IN	116
ATL Fairburn (100%)	Atlanta, GA	14
		445

Project (% owned)	Market	Approximate Acres
Non-consolidated:
Etna Park 70 (90%)	Columbus, OH	48
Etna Park 70 East (90%)	Columbus, OH	21
		69
Tenant Diversification
We believe our tenant mix is well diversified. Below are the industries in our warehouse/distribution portfolio based on 2024 ABR for consolidated properties owned as of December 31, 2024:

Industries	Percentage of ABR
Consumer Products	23.9%
Transportation/Logistics	20.7%
E-Commerce	13.7%
Automotive	12.8%
Construction/Materials	10.7%
Food	6.1%
Apparel	3.8%
Specialty	2.6%
Retail Department	1.9%
Energy Products	1.1%
Other	2.7%
Total	100.0%

The following table sets forth information about the 15 largest tenants/guarantors in our portfolio as of December 31, 2024, based on total annualized base rental revenue as of December 31, 2024 ($000s, except square feet).

Tenants(1)	Lease Expirations	Number of Leases	Square Feet Leased	Square Feet Leased as a % of the Consolidated Portfolio(2)(3)	ABR	Percentage of ABR(2)(4)
Amazon	2026-2033	6	3,864,731	7.1%	$18,949	6.7%
Nissan	2027	2	2,971,000	5.5%	13,258	4.7%
Black and Decker	2029 & 2033	2	2,289,366	4.2%	9,694	3.4%
Wal-Mart	2027-2031	3	2,351,917	4.4%	9,077	3.2%
GXO Logistics	2026-2028	3	1,697,475	3.1%	7,826	2.8%
Watco	2038	1	132,449	0.2%	6,573	2.3%
FedEx	2028	2	292,021	0.5%	6,282	2.2%
Owens Corning	2025-2027	3	863,242	1.6%	6,169	2.2%
Olam	2029 & 2037	2	1,196,614	2.2%	6,045	2.1%
Mars Wrigley	2028	1	604,852	1.1%	5,552	2.0%
Undisclosed (5)	2034	1	1,318,680	2.4%	5,434	1.9%
Drive Automotive Industries	2036	1	625,238	1.2%	5,248	1.9%
Georgia-Pacific	2028 & 2031	2	1,283,102	2.4%	5,113	1.8%
FIGS	2031	1	488,400	0.9%	4,689	1.7%
Asics	2030	1	855,878	1.6%	4,634	1.6%
		31	20,834,965	38.5%	$114,543	40.4%
(1)Tenant, guarantor or parent.
(2)Total shown may differ from detail amounts due to rounding.
(3)Excludes vacant square feet.
(4)Based on ABR for consolidated properties owned as of December 31, 2024.
(5)Lease restricts certain disclosures
In 2024, 2023 and 2022, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio at December 31, 2024:

Year	Number of Lease Expirations	Square Feet	ABR ($000's)	Percentage of ABR
2025	10	2,164,814	$11,159	3.9%
2026	23	6,656,782	32,210	11.4%
2027	18	9,363,487	41,356	14.6%
2028	10	3,774,921	24,529	8.7%
2029	23	9,053,958	42,365	15.0%
2030	11	7,094,562	31,582	11.2%
2031	13	5,548,831	28,074	9.9%
2032	4	805,584	5,925	2.1%
2033	3	1,668,902	12,703	4.5%
2034	7	3,592,080	20,478	7.2%
The following chart sets forth ABR ($000's) based on the credit rating of our consolidated tenants at December 31, 2024(1):

	ABR	Percentage of ABR
Investment Grade	$132,966	46.9%
Non-investment Grade	50,854	18.0%
Unrated	99,390	35.1%
	$283,210	100.0%
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

Holders. As of February 12, 2025, we had 2,058 common shareholders of record.

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
Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2024, with respect to our 2022 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,784,563
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,784,563

Recent Sales of Unregistered Securities.
We did not issue any common shares during 2024 on an unregistered basis.

Share Repurchase Program.

There were no common share repurchases during the quarter and year ended December 31, 2024 under our share repurchase authorization most recently announced on August 4, 2022, which has no expiration date. There were 6,874,241 shares that may yet be repurchased under our share repurchase authorization as of December 31, 2024.

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
Introduction
The following is a discussion and analysis of the consolidated financial condition and results of operations of LXP Industrial Trust for the years ended December 31, 2024 and 2023, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with our accompanying consolidated financial statements included herein and notes thereto.
Summary of 2024 Transactions
The following summarizes certain of our transactions during 2024.

Leasing Activity.

•We entered into new leases and lease extensions encompassing 4.5 million square feet. The average fixed rent on new and extended leases was $5.89 per square foot compared to the average fixed rent on these leases before extension of $4.22 per square foot excluding tenant reimbursements as part of the expiring rent in one lease and one lease with a fixed-rate renewal. The weighted-average cost of tenant improvements and lease commissions was $2.52 per square foot for new first-generation leases and $3.39 per square foot for second-generation new and extended leases.

Investments.

•Acquired four facilities for an aggregate cost of $157.6 million.
•Placed into service three fully-leased warehouse facilities containing an aggregate of 1.4 million square feet in the Phoenix, Arizona, Greenville/Spartanburg, South Carolina and Columbus, Ohio markets.
•Placed into service vacant warehouse and distribution facilities containing an aggregate of 3.4 million square feet one year after the completion of base building construction.
•Invested an aggregate of $108.7 million in development activities and $7.6 million in a value-add opportunity at the Orlando, Florida asset.

Capital Recycling.

•Disposed of our interests in two office properties and four industrial facilities for an aggregate gross price of $181.1 million.
•Sold land subject to a sales-type lease in Phoenix, Arizona for the gross price of $86.5 million.

Debt.
•Satisfied $198.9 million aggregate principal balance of the outstanding 4.40% Senior Notes due 2024 ("2024 Senior Notes") at maturity.
•Entered into forward interest rate swap agreements to effectively fix the interest rate related to an aggregate of $250.0 million of the term loan at an average interest rate of 4.31% from January 31, 2025 to January 31, 2027.
•Entered into interest rate swap agreements to effectively fix the interest rate related to an aggregate of $82.5 million of the Trust Preferred Securities at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027.

Investment Trends
General. We focus our investment activity primarily on income producing single-tenant warehouse and distribution assets and build-to-suit and speculative development of warehouse and distribution assets.
In 2024, we acquired or completed and placed into service $550.5 million of warehouse facilities, which is an increase of $404.1 million compared to 2023 investment activity of $146.4 million. The increase was primarily due to placing more development properties into service and properties we acquired as part of our efforts to recycle capital out of non-target markets and into our target markets.

In addition, we may continue to selectively recycle capital out of our target markets over time and as opportunities arise, and use the proceeds to reduce indebtedness and invest in our target markets. We do not expect capital recycling to have a material dilutive impact on earnings.
The main drivers of growth in the industrial real estate market have been e-commerce and nearshoring. In addition, certain of our target markets are benefiting from advanced manufacturing investments and business-friendly local and state governments.
There continues to be competition for the acquisition of industrial properties, specifically warehouse and distribution facilities. While we believe the industrial market will continue to grow, increased costs from international trade policy may cause some tenants to reevaluate expansion and growth plans. We continue to prioritize build-to-suit projects over (1) acquisitions of leased properties due to the relatively higher yield that build-to-suit projects generally provide and (2) speculative development due to the inherent leasing risk.
Lease Term. We primarily acquire assets subject to intermediate and long-term leases with escalating rents, which we believe strengthen our future cash flows and provide a partial hedge against rising interest rates. We intend to maintain a weighted-average lease term longer than many comparable industrial companies and balance our lease expiration schedule because we favor certainty of cash flow over lease-rollover risk with single-tenant facilities.
Our industrial investment underwriting focuses more on real estate characteristics such as location and related demographic and local economic trends than it does on tenant credit. This has allowed us to acquire certain short-term leased or vacant warehouse and distribution facilities, which may be acquired with greater total return potential than long-term leased warehouse and distribution facilities and allow for a value-add strategy through the lease renewal, lease up or a multi-tenanting process.
Development. Our development activities have been focused on build-to-suit projects, speculative development and purchasing newly-developed properties with vacancy. In 2025, we expect to continue to focus our development activities on build-to-suit projects and limit the amount of speculative development to markets where there is sufficient tenant demand. Construction starts in our target markets continue to be down compared to construction starts in previous years. We believe this will ultimately result in lower supply in the future if, and when, demand increases and may provide opportunity for more development investment.
Leasing
General. Re-leasing properties that are currently vacant or become vacant as leases expire at favorable effective rates is a primary area of focus for our asset management strategy. Renewals of industrial leases, particularly for warehouse and distribution facilities, are generally dependent on location and occupancy alternatives for our tenants.
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
A majority of our leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. However, certain of our leases provide for some level of landlord responsibility for capital repairs and replacements, the cost of which is generally factored into the rental rate. Our motivation to release vacant space requires us to meet market demands with respect to rental rates, tenant concessions and landlord responsibilities. Developers may be similarly motivated when signing leases with tenants due to the significant competition in the industrial space. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases may increase to include, among other items, some form of responsibility for operating expenses and/or capital repairs and replacements.

During the year ended December 31, 2024, we completed 4.5 million square feet of new leases, and lease extensions, raising base and cash base rents by 22.9% and 17.7%, respectively, and 46.5% and 39.7%, respectively, excluding tenant reimbursements in one lease and one lease with a fixed-rate renewal.
Inherent Growth. As of December 31, 2024, 98.5% of our leases had scheduled rent increases. The average escalation rate of these leases based on the next rent step was 2.8% as of December 31, 2024.
As of December 31, 2024, we had 3.7 million square feet of vacancy in the consolidated portfolio, which upon lease up is expected to add revenue to the portfolio and decrease operating expenses. In addition, as of December 31, 2024, approximately 65% of our ABR was from leases scheduled to expire during 2025 through 2030. We believe a portion of these leases have below-market rents and we expect to mark the expiring rents to market, which should further increase our revenues.
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
Impairment Charges
We did not incur any impairment charges during the year ended December 31, 2024. During the year ended December 31, 2023, we incurred impairment charges of $16.5 million on certain of our assets due to each asset's carrying value being below its estimated fair value. Most of the impairment charges in 2023 were incurred on assets due to anticipated shortened holding periods. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
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

Acquisition and Development of Real Estate. Substantially all of our acquisitions of real estate assets and liabilities are accounted for as asset acquisitions. As such, the purchase prices of acquired tangible and intangible assets and liabilities are recorded and allocated at fair value on a relative basis. The recorded allocations of tangible assets are based on the “as-if-vacant” value using estimated cash flow projections of the properties acquired which incorporates discount, capitalization and interest rates as well as available comparable market information. Allocations of intangible assets includes management’s estimates of current market rents and leasing costs.

We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2024, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

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
We will record an impairment charge related to our investments in non-consolidated entities if we determine the fair value of the investments are less than their carrying value and such impairment is other-than-temporary. We evaluate whether events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. Our evaluation of changes in economic or operating conditions and whether an impairment is other-than-temporary may include developing estimates of fair value, forecasted cash flows or operating income before depreciation and amortization. We estimate undiscounted cash flows and fair value using observable and unobservable data such as operating income, hold periods, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information and whether certain impairments are other-than-temporary.
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

Cash flows from operations as reported on the consolidated statements of cash flows totaled $211.2 million for 2024 and $209.4 million for 2023. The increase was primarily related to increased rental revenue related to additional sales-type lease income, lease extensions and placing development properties into service, partially offset by a decrease in cash flow due to property sales and increased interest expense. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $86.4 million in 2024 and $(183.5) million in 2023. Cash provided by investing activities primarily related to net proceeds received from the disposition of real estate, realization of the net investment in a sales-type lease, distributions from non-consolidated entities, loan receivable payments and redeeming investments in held-to-maturity securities. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and investments in held-to-maturity securities.

Net cash provided by (used in) financing activities totaled $(395.0) million in 2024 and $119.0 million in 2023. Cash used in financing activities in 2024 was primarily related to the repayment of the 2024 Senior Notes, the purchase of a noncontrolling interest and dividend and debt service payments, offset by contributions from noncontrolling interests. Cash provided by financing activities in 2023 was primarily related to the receipt of proceeds from the issuance of the 2028 Senior Notes and borrowings on the credit facility, offset by the repurchase of common shares to settle tax obligations, the purchase of a noncontrolling interest and dividend and debt service payments.
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
We may, from time to time, sell up to $350.0 million of common shares over the term of the ATM program. During the years ended December 31, 2024 and 2023, we did not sell shares under the ATM program.
Underwritten Equity Offerings. We maintain a universal shelf-registration statement, which allows us to issue equity in a variety of offerings, including in an underwritten offering. We did not issue common shares as part of an underwritten offering in 2024 and 2023.

Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders may elect to automatically reinvest their dividends to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. No shares were purchased from us under the plan in 2024 and 2023.
Share Repurchase Program. In August 2022, our Board of Trustees authorized the repurchase of up to an additional 10.0 million common shares under our share repurchase program, which does not have an expiration date. No common shares were repurchased during 2024 and 2023. As of December 31, 2024, 6.9 million common shares remain available for repurchase under this authorization.
Financings:
Corporate Borrowings. In 2024, we repaid the $198.9 million aggregate principal amount of our 2024 Senior Notes at maturity.

The following Senior Notes were outstanding as of December 31, 2024:

Issue Date	Face Amount (millions)	Interest Rate	Maturity Date	Issue Price
November 2023	$300.0	6.750%	November 2028	99.423%
August 2020	400.0	2.700%	September 2030	99.233%
August 2021	400.0	2.375%	October 2031	99.758%
	$1,100.0
The Senior Notes are unsecured and pay interest semi-annually in arrears. We may redeem the Senior Notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the Senior Notes being redeemed plus a make-whole premium.
A summary of the maturity dates and interest rates under our unsecured credit agreement, as of December 31, 2024, are as follows:

	Maturity Date	Interest Rate
$600.0 Million Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300.0 Million Term Loan(2)	January 2027	Term SOFR + 1.00%
(1)Maturity date of the revolving credit facility can be extended to July 2027, subject to certain conditions. The interest rate ranges from SOFR (plus a 0.10% index adjustment) plus 0.725% to 1.40%. At December 31, 2024, we had no borrowings outstanding and availability of $600.0 million, subject to covenant compliance.
(2)The Term SOFR portion of the interest rate was swapped to obtain a fixed-rate of 2.722% per annum, until January 31, 2025 and an aggregate amount of $250.0 million of the term loan is swapped to obtain an effective fixed interest rate of 4.31% from January 31, 2025 to January 31, 2027.

As of December 31, 2024, we were in compliance with the financial covenants contained in our corporate level debt agreements.
During 2007, we issued $200.0 million in Trust Preferred Securities. The Trust Preferred Securities bear interest at a variable rate of three-month SOFR plus a 26 basis point adjustment plus 170 basis points. The interest rate on an aggregate amount of $82.5 million of the Trust Preferred Securities is swapped to obtain an effective fixed interest rate of 5.20% from October 30, 2024 to October 30, 2027. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2024, there were $129.1 million of these securities outstanding.

Property Specific Debt. As of December 31, 2024, our secured debt decreased to approximately $55.5 million at December 31, 2024 compared to $60.9 million at December 31, 2023. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($101.8 million at December 31, 2024), property sale proceeds or borrowing capacity on our primary credit facility ($600.0 million as of December 31, 2024, subject to covenant compliance).

We may continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In addition, we may procure credit tenant lease financing in certain situations where we are able to monetize all or a significant portion of the rental revenues of a property at an attractive rate.
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

The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $432.3 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.
Capital Recycling:
Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital from our older industrial assets and/or those outside our target markets. We believe capital recycling (1) provides cost effective and timely capital to deleverage and to support our investment activities and (2) allows us to maintain line capacity and cash in advance of our development commitments.

During 2024, we disposed of our interests in four industrial properties and the remaining two office properties for an aggregate gross disposition price of $181.1 million. We also disposed of our ground-leased land parcel for $86.5 million upon the exercise of a tenant purchase option. In addition, the Office JV disposed of three properties for an aggregate gross disposition price of $33.6 million and repaid an aggregate of $23.0 million of its remaining non-recourse debt, and the MFG JV disposed of one property for a gross disposition price of $41.8 million and repaid $35.5 million of non-recourse debt. The disposition proceeds and distributions received from the non-consolidated joint ventures were primarily used to (1) fund the development pipeline and (2) make investments in real property in our target markets.
Liquidity Needs:
Our principal liquidity needs are debt maturities, interest payment obligations, the payment of dividends to our shareholders and funding our development projects.

As of December 31, 2024, we had approximately $1.6 billion of indebtedness, consisting of mortgages and notes payable outstanding, a term loan, 6.75%, 2.375% and 2.70% Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 3.7%.

We expect to pay our non-maturity debt service obligations from cash flow from operations. The ability of a property owner subsidiary to make debt service payments on its mortgage depends upon the rental revenues of its property and its ability to refinance the mortgage, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report.
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

We paid approximately $158.2 million in cash dividends to our common and preferred shareholders in 2024. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

As of December 31, 2024, we expect to incur approximately $29.8 million of costs, excluding noncontrolling interests' share and potential developer fees or partner buyouts, to substantially fund the leasing costs for our placed-in service development projects and infrastructure work for our consolidated and non-consolidated land parcels held for development. We are unable to estimate (1) the timing of any required fundings for such leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the land parcels until we commit to such additional costs.
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
Multi-Tenant Properties. We have interests in a limited number of multi-tenant properties in our consolidated portfolio. While tenants of these properties are generally responsible for operating expenses in their spaces, our property owner subsidiaries are responsible for all expenses related to vacant space and certain non-reimbursable building expenses, at these properties.

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
Results of Operations
Year ended December 31, 2024 compared with December 31, 2023. The increase in net income attributable to common shareholders of $14.2 million was primarily due to the items discussed below.

The increase in total gross revenues of $18.0 million was primarily due to an aggregate increase of $39.8 million in rental revenue, primarily due to an additional $15.0 million of rental revenue recognized related to a tenant exercising a purchase option in a sales-type lease, and $24.8 million from properties placed into service, acquisitions of properties and leasing, partially offset by a decrease in rental revenue of $19.7 million due to property sales.
The increase in depreciation and amortization expense of $9.3 million was primarily due to properties acquired and/or completed and placed in service.
The increase in property operating expense of $2.1 million was primarily due to an increase in operating expense responsibilities at certain properties and carrying costs for vacant development facilities placed into service.
The increase of $3.7 million in general and administrative expense was primarily related to $1.8 million in severance expense incurred after the completion of our portfolio transformation and an increase in deferred compensation expense during 2024.
The increase in non-operating income of $4.7 million was primarily due to an increase in interest income earned from investing in short-term investments.
The increase in interest and amortization expense of $20.1 million is primarily due to an $18.4 million increase in interest expense related to the 2028 Senior Notes issued in November 2023. Additionally, capitalized interest decreased $7.2 million due to less development activity in 2024. This was offset by a decrease of $4.9 million of interest expense related to the 2024 Senior Notes that were paid off in June 2024 at maturity and a decrease of $1.1 million of interest expense related to the normal amortization of mortgages and notes payable.
The decrease in impairment charges of $16.5 million was due to no impairment charges recognized during 2024 compared to 2023.
The increase in gains on sales of properties of $6.8 million was related to the timing of property dispositions.
The increase in benefit (provision) for income taxes of $0.8 million is primarily attributable to the receipt of tax refunds in 2024 with no comparable refunds in 2023.
The decrease in equity in earnings (losses) of non-consolidated entities of $4.5 million was primarily due to recognizing our share of a gain on sale of the sole property owned by BSH Lessee L.P. resulting in an increase in equity earnings of $4.8 million in 2023.
The decrease in net (income) loss attributable to noncontrolling interest holders of $7.2 million was primarily due to noncontrolling interests' share of a gain on sale of a property of $4.7 million in 2023 and an increase in noncontrolling interests' share of operating losses related to development projects placed into service vacant in 2024.
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

The analysis of the results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022 is included in our 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, on February 15, 2024.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned, stabilized and included in our portfolio for the entirety of the two comparable reporting periods. We define NOI as operating revenues (rental income (less GAAP rent adjustments, non-cash income and purchase option income related to sales-type leases and lease termination income, net), and other property income) less property operating expenses. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance because same-store NOI excludes the change in NOI from acquired and disposed of properties and it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the years ended December 31, 2024 and 2023 ($000):

	Years Ended December 31,
	2024	2023
Total cash base rent	$241,791	$230,527
Tenant reimbursements	51,178	49,351
Property operating expenses	(53,436)	(51,755)
Same-store NOI	$239,533	$228,123

Our same-store NOI increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 by 5% primarily due to an increase in cash base rents. As of December 31, 2024 and 2023, our historical same-store square footage leased was 99.7% and 100.0%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Years ended December 31,
	2024	2023
Net income	$42,835	$35,923

Interest and amortization expense	66,477	46,389
Provision (benefit) for income taxes	(127)	703
Depreciation and amortization	192,863	183,524
General and administrative	40,045	36,334
Transaction costs	498	4
Non-operating/advisory fee income	(11,812)	(7,819)
Gains on sales of properties	(39,848)	(33,010)
Impairment charges	—	16,490
Sales-type lease income attributable to the exercise of a purchase option	(14,991)	—
Gain on change in control of a subsidiary	(209)	—
Debt satisfaction losses, net	—	132
Equity in (earnings) losses of non-consolidated entities	3,179	(1,366)
Straight-line adjustments	(7,272)	(9,688)
Lease incentives	1,330	439
Amortization of above/below market leases	(2,654)	(1,796)
Sales-type lease adjustments	(2,364)	(2,231)
NOI	267,950	264,028

Less NOI:
Acquisitions, expansions, development and dispositions	(28,417)	(35,905)
Same-Store NOI	$239,533	$228,123

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

We present FFO available to common shareholders - basic and also present FFO available to all equityholders - diluted on a company-wide basis as if all securities that are convertible, at the holder's option, into our common shares, are converted at the beginning of the period. We also present Adjusted Company FFO available to all equityholders - diluted, which adjusts FFO available to all equityholders - diluted for certain items which we believe are not indicative of the operating results of our real estate portfolio and not comparable from period to period. We believe this is an appropriate presentation as it is frequently requested by securities analysts, investors and other interested parties. Since others do not calculate these measures in a similar fashion, these measures may not be comparable to similarly titled measures as reported by others. These measures should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and Adjusted Company FFO available to all equityholders for 2024 and 2023 (dollars in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$37,922	$23,863
Adjustments:
Depreciation and amortization related to real estate	187,109	179,554
Impairment charges - real estate, including our share of non-consolidated entities	295	17,859
Noncontrolling interests - OP units	—	(58)
Amortization of leasing commissions	5,754	3,970
Joint venture and noncontrolling interest adjustment	5,836	13,168
Gains on sales of properties, including our share of non-consolidated entities	(41,239)	(38,796)
Gain on change in control of a subsidiary	(209)	—
FFO available to common shareholders - basic	195,468	199,560
Preferred dividends	6,290	6,290
Amount allocated to participating securities	322	230
FFO available to all equityholders - diluted	202,080	206,080
Sales-type lease income attributable to the exercise of a purchase option (1)	(14,991)	—
Allowance for credit losses	(61)	(32)
Transaction costs, including our share of non-consolidated entities(2)	518	4
Debt satisfaction losses, net, including our share of non-consolidated entities	(552)	138
Non-recurring costs(3)	1,788	—
Noncontrolling interest adjustments	578	1
Adjusted Company FFO available to all equityholders - diluted	$189,360	$206,191

Per Common Share Amounts
Basic:
FFO	$0.67	$0.69

Diluted:
FFO	$0.68	$0.70
Adjusted Company FFO	$0.64	$0.70

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	291,472,930	290,245,877
Operating partnership units(4)	—	820,386
Weighted-average common shares outstanding - basic FFO	291,472,930	291,066,263

Diluted:
Weighted-average common shares outstanding - diluted EPS	291,559,993	291,193,514
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	296,270,563	295,904,084
(1)    Additional rental revenue recognized upon a tenant exercising its purchase option in a sales-type lease.
(2)    Transaction costs including costs associated with terminated investments, such as non-refundable deposits and legal costs.
(3)    Includes non-recurring expenses for severance expense.
(4)    Includes OP units other than OP units held by us.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $46.6 million at December 31, 2024 and $129.1 million at December 31, 2023, which represented 2.9% and 7.2%, respectively, of our aggregate principal consolidated indebtedness. During the years ended December 31, 2024 and 2023, our variable-rate indebtedness had a weighted-average interest rate of 7.2% and 6.8%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2024 and 2023 would have increased by $1.2 million and $1.7 million, respectively. As of December 31, 2024 and 2023, our aggregate principal consolidated fixed-rate debt was $1.5 billion and $1.7 billion, respectively, which represented 97.1% and 92.8%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2024 and is indicative of the interest rate environment as of December 31, 2024, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.4 billion as of December 31, 2024.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have historically entered into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2024, we had 11 interest rate swap agreements in our consolidated portfolio, all of which expire from January 2025 to October 2027 (see Note 12 to our consolidated financial statements contained in this Annual Report).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of LXP Industrial Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LXP Industrial Trust and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Real Estate, net — Determination of Impairment Indicators and Impairment — Refer to Notes 2 and 5 of the financial statements

Critical Audit Matter Description

The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that indicate that the carrying value of real estate assets may no longer be recoverable. Possible indications of impairment may include prolonged vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions. When such events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing anticipated future undiscounted cash flows expected to be derived from the asset to the respective carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the fair value of the asset. An asset is determined to be impaired if the asset's carrying value exceeds its estimated fair value.

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

•We evaluated the Company’s assessment of estimated holding periods by:

◦Comparing management’s previous holding period assumptions to the Company’s subsequent sale of an asset.
◦Discussing with accounting and operations management the Company’s intent regarding sale or holding onto the asset.
◦Evaluating the consistency of the assumptions used with audit evidence obtained in other audit areas.
◦Reading minutes of the executive committee and board of directors’ meetings to identify any indicators that a long-lived asset will likely be sold or otherwise disposed of before the end of its estimated holding period.

•We evaluated the Company’s estimate of anticipated future undiscounted cash flows for those assets with impairment indicators, and the estimated fair value for those assets that the carrying value was determined not to be recoverable, if any, by performing the following:

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
February 13, 2025

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of LXP Industrial Trust
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LXP Industrial Trust and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York
February 13, 2025

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2024	2023
Assets:
Real estate, at cost	$4,176,294	$3,774,239
Real estate - intangible assets	318,444	314,525
Land held for development	82,827	80,743
Investments in real estate under construction	5,947	319,355
Real estate, gross	4,583,512	4,488,862
Less: accumulated depreciation and amortization	1,047,166	904,709
Real estate, net	3,536,346	3,584,153
Assets held for sale	—	9,168
Right-of-use assets, net	16,484	19,342
Cash and cash equivalents	101,836	199,247
Restricted cash	237	216
Short-term investments	—	130,140
Investments in non-consolidated entities	40,018	48,495
Deferred expenses, (net of accumulated amortization of $28,035 in 2024 and $21,667 in 2023)	39,820	35,008
Investment in a sales-type lease, net (allowance for credit loss of $61 in 2023)	—	63,464
Rent receivable - current	2,052	5,327
Rent receivable - deferred	85,757	80,421
Other assets	20,762	17,794
Total assets	$3,843,312	$4,192,775

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$54,930	$60,124
Term loan payable, net	297,814	296,764
Senior notes payable, net	1,089,373	1,286,145
Trust preferred securities, net	127,893	127,794
Dividends payable	41,164	39,610
Liabilities held for sale	—	417
Operating lease liabilities	17,114	20,233
Accounts payable and other liabilities	57,055	57,981
Accrued interest payable	10,517	11,379
Deferred revenue - including below market leases (net of accumulated accretion of $18,292 in 2024 and $17,259 in 2023)	6,751	9,428
Prepaid rent	19,918	17,443
Total liabilities	1,722,529	1,927,318

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 294,499,790 and 293,449,088 shares issued and outstanding in 2024 and 2023, respectively	29	29
Additional paid-in-capital	3,315,104	3,330,383
Accumulated distributions in excess of net income	(1,316,993)	(1,201,824)
Accumulated other comprehensive income	6,136	9,483
Total shareholders’ equity	2,098,292	2,232,087
Noncontrolling interests	22,491	33,370
Total equity	2,120,783	2,265,457
Total liabilities and equity	$3,843,312	$4,192,775
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2024	2023	2022
Gross revenues:
Rental revenue	$354,353	$334,220	$313,992
Other revenue	4,105	6,283	7,253
Total gross revenues	358,458	340,503	321,245
Expense applicable to revenues:
Depreciation and amortization	(192,863)	(183,524)	(180,567)
Property operating	(60,513)	(58,394)	(54,870)
General and administrative	(40,045)	(36,334)	(38,714)
Transaction costs	(498)	(4)	(4,177)
Non-operating income	7,707	2,982	935
Interest and amortization expense	(66,477)	(46,389)	(45,417)
Debt satisfaction losses, net	—	(132)	(119)
Impairment charges	—	(16,490)	(3,037)
Change in allowance for credit loss	61	32	(93)
Gains on sales of properties	39,848	33,010	59,094
Gain on change in control of a subsidiary	209	—	—
Selling profit from sales-type leases	—	—	47,059
Income before benefit (provision) for income taxes and equity in earnings (losses) of non-consolidated entities	45,887	35,260	101,339
Benefit (provision) for income taxes	127	(703)	(1,102)
Equity in earnings (losses) of non-consolidated entities	(3,179)	1,366	16,006
Net income	42,835	35,923	116,243
Less net (income) loss attributable to noncontrolling interests	1,699	(5,540)	(2,460)
Net income attributable to LXP Industrial Trust shareholders	44,534	30,383	113,783
Dividends attributable to preferred shares - Series C	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(322)	(230)	(186)
Net income attributable to common shareholders	$37,922	$23,863	$107,307

Net income attributable to common shareholders - per common share basic	$0.13	$0.08	$0.38
Weighted-average common shares outstanding - basic	291,472,930	290,245,877	279,887,760

Net income attributable to common shareholders - per common share diluted	$0.13	$0.08	$0.38
Weighted-average common shares outstanding - diluted	291,559,993	291,193,514	282,473,458
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2024	2023	2022
Net income	$42,835	$35,923	$116,243
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	(3,338)	(6,847)	22,576
Company's share of other comprehensive income (loss) of non-consolidated entities	(9)	(1,359)	1,371
Other comprehensive income (loss)	(3,347)	(8,206)	23,947
Comprehensive income	39,488	27,717	140,190
Comprehensive (income) loss attributable to noncontrolling interests	1,699	(5,540)	(2,460)
Comprehensive income attributable to LXP Industrial Trust shareholders	$41,187	$22,177	$137,730
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2024

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2023	$2,265,457	1,935,400	$94,016	293,449,088	$29	$3,330,383	$(1,201,824)	$9,483	$33,370
Issuance of partnership interest in real estate	1,751	—	—	—	—	—	—	—	1,751
Purchase of noncontrolling interest in consolidated joint venture	(27,898)	—	—	—	—	(23,843)	—	—	(4,055)
Change in control of a subsidiary	(2,503)	—	—	—	—	—	—	—	(2,503)
Issuance of common shares and deferred compensation amortization, net	10,152	—	—	1,670,011	—	10,152	—	—	—
Repurchase of common shares to settle tax obligations	(1,588)	—	—	(160,079)	—	(1,588)	—	—	—
Forfeiture of employee common shares	8	—	—	(459,230)	—	—	8	—	—
Dividends/distributions ($0.525 per common share)	(164,084)	—	—	—	—	—	(159,711)	—	(4,373)
Net income (loss)	42,835	—	—	—	—	—	44,534	—	(1,699)
Other comprehensive loss	(3,338)	—	—	—	—	—	—	(3,338)	—
Company's share of other comprehensive loss of non-consolidated entities	(9)	—	—	—	—	—	—	(9)	—
Balance December 31, 2024	$2,120,783	1,935,400	$94,016	294,499,790	$29	$3,315,104	$(1,316,993)	$6,136	$22,491
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
The accompanying notes are an integral part of the consolidated financial statements

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2024	2023	2022
Cash flows from operating activities:
Net income	$42,835	$35,923	$116,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,629	186,540	183,419
Gains on sales of properties	(39,848)	(33,010)	(59,094)
Gain on change in control of a subsidiary	(209)	—	—
Change in allowance for credit loss	(61)	(32)	93
Selling profit from sales-type leases	—	—	(47,059)
Debt satisfaction losses, net	—	132	119
Impairment charges	—	16,490	3,037
Straight-line rents	(7,097)	(9,471)	(11,363)
Amortization of right of use assets	4,166	4,136	3,980
Other non-cash expense, net	7,521	5,900	6,072
Equity in (earnings) losses of non-consolidated entities	3,179	(1,366)	(16,006)
Distributions of accumulated earnings from non-consolidated entities	1,646	4,614	17,024
Changes in assets and liabilities:
Change in accounts payable and other liabilities	2,914	4,407	(1,574)
Change in rent receivable and prepaid rent, net	5,639	(488)	623
Change in accrued interest payable	(862)	2,199	700
Other adjustments, net	(5,265)	(6,528)	(1,945)
Net cash provided by operating activities	211,187	209,446	194,269
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(161,979)	(15,018)	(132,026)
Investment in real estate under construction	(105,711)	(120,793)	(276,706)
Capital expenditures	(17,782)	(17,937)	(32,562)
Net proceeds from sale of properties	177,473	97,758	194,472
Realization of net investment in a sales-type lease	65,828	—	—
Principal payments on loans receivable	—	1,462	27
Investments in non-consolidated entities, net	(1,312)	(3,648)	(3,225)
Distributions from non-consolidated entities in excess of accumulated earnings	7,266	10,009	19,930
Payments of deferred leasing costs	(7,212)	(6,151)	(5,156)
Investment in held-to-maturity securities	130,000	(130,000)	—
Change in real estate deposits, net	(168)	867	(1,673)
Net cash provided by (used in) investing activities	86,403	(183,451)	(236,919)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(158,157)	(151,932)	(142,461)
Principal amortization payments	(5,373)	(12,265)	(11,275)
Repayment of senior notes	(198,932)	—	—
Revolving credit facility borrowings	85,000	125,000	280,000
Revolving credit facility payments	(85,000)	(125,000)	(280,000)
Proceeds from issuance of senior notes	—	298,269	—
Deferred financing costs	—	(5,818)	(3,626)
Cash distributions to noncontrolling interests	(4,373)	(7,345)	(1,264)
Cash contributions from noncontrolling interests	1,751	714	7,814
Repurchase of common shares	—	—	(130,675)
Purchase of noncontrolling interest	(27,875)	—	(27,958)
Issuance of common shares, net of costs and repurchases to settle tax obligations	(2,021)	(2,661)	215,574
Net cash provided by (used in) financing activities	(394,980)	118,962	(93,871)
Change in cash, cash equivalents and restricted cash	(97,390)	144,957	(136,521)
Cash, cash equivalents and restricted cash, at beginning of year	199,463	54,506	191,027
Cash, cash equivalents and restricted cash, at end of year	$102,073	$199,463	$54,506
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company and Financial Statement Presentation
LXP Industrial Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland real estate investment trust (“REIT”) that owns a portfolio of equity investments focused on Class A warehouse and distribution real estate facilities. Class A real estate encompasses attractive and efficient buildings of high quality that are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed.
As of December 31, 2024, the Company had ownership interests in approximately 119 consolidated real estate properties located in 17 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
As of December 31, 2024, the Company had interests in five consolidated joint ventures with developers, consisting of three development projects and two land joint ventures, with ownership interests ranging from 80% to 95.5%. Each joint venture acquired land parcels for industrial development of which three projects were substantially completed and placed into service. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company's consolidated financial statements.
In 2023, the Company purchased the remaining 0.925% noncontrolling interest in Lepercq Corporate Income Fund L.P. (“LCIF”) consisting of 730,623.5 LCIF operating partnership (“OP”) units by issuing 822,627 common shares at $9.47 per share, for a total value of approximately $7,800. As the Company previously consolidated LCIF, the acquisition of the noncontrolling ownership interest was recorded as an equity transaction with the carrying balance of noncontrolling interest, net of transaction costs, of $3,344 recorded as additional paid-in-capital. There were no LCIF OP units outstanding after the transaction.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included on the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Real estate, net	$380,563	$535,118
Total assets	$392,791	$626,442
Total liabilities	$8,603	$19,549
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of current and deferred accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans, the determination of the incremental borrowing rate for leases where the Company is the lessee, the determination of the term and fair value of sales-type leases, the estimate of credit losses for investments in sales-type leases, the allocation of incurred and future shared development costs to land parcels, and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Cost Capitalization. The Company capitalizes direct and indirect project costs associated with construction of a property or improvements, including interest and compensation costs of employees directly contributing to the completion of each construction project, up to the time the property is stabilized. These costs are included within investments in real estate under construction for development projects and in construction in progress within real estate, at cost for improvements on the consolidated balance sheets. If activities and costs incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once construction is substantially complete on a vacant space and it is ready for its intended use, costs are no longer capitalized. The Company will reclassify a development project to real estate, at cost from investments in real estate under construction once in service upon stabilization. The Company considers stabilization to occur upon the earlier of 90% occupancy of the property or one-year from cessation of major construction activities. If some portions of a development project are substantially complete and ready for use and other portions have not yet reached that stage, we cease capitalizing costs on the completed portion of the project but continue to capitalize costs for the incomplete portion. When a portion of the development project is substantially complete and ready for its intended use, the project is placed into service and depreciation commences.

The Company incurs common development costs that include actual costs incurred and estimates of future common development costs benefiting individual properties within a development project. Common development costs, if they cannot be specifically identified, are allocated to each sold parcel based upon its relative sales value. For purposes of allocating common development costs, estimates of future common development costs are re-evaluated throughout the development life cycle, with adjustments being allocated prospectively to the land parcels being developed.

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately on the consolidated balance sheets. Properties are held for sale for a period longer than 12 months if events or circumstances out of the Company's control occur that delay the sale and while management continues to be committed to the plan of sale and is performing actions necessary to respond to the conditions causing the delay the properties held for sale remain salable in their current condition. The operating results of these properties are reflected as discontinued operations on the consolidated statements of operations only if the sale of these assets represents a major strategic shift in operations; if not, the operating results are included in continuing operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Held for sale properties are evaluated quarterly to ensure that properties continue to meet the held for sale criteria. If properties are required to be reclassified from held for sale to held for use due to changes to a plan of sale, they are recorded at the lower of fair value or the carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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

The allowance is recorded as a reduction to our investment in sales-type leases, net, on the consolidated balance sheets. The Company is required to update its allowance on a quarterly basis with the resulting change being recorded on the consolidated statement of operations for the relevant period. The Company regularly evaluates the extent and impact of any credit deterioration that could affect performance and the value of its investment in sales-type leases, as well as the financial and operating capability of the tenant. The Company also evaluates the tenant’s competency in managing and operating the secured property and considers the overall economic environment, real estate sector and geographic sub-market in which the secured property is located. If a tenant's credit deteriorates and it defaults under the terms of the sales-type lease, the Company puts the lease in non-accrual status until it is determined that all payments under the lease are probable of being collected. Write-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received.

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
Stock Compensation. The Company maintains an equity participation plan. Non-vested share grants generally vest either based upon (1) time, (2) performance and/or (3) market conditions. All share-based payments to employees are recognized on the consolidated statements of operations based on their fair values. The Company has made an accounting policy election to account for share-based award forfeitures in compensation costs when they occur.
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
Short-Term Investments. Short-term investments classified as held-to-maturity securities consist of term deposits and treasury bills that the Company has the ability and intent to hold to maturity. These short-term investments have an original maturity of greater than three months but less than 12 months and are recorded in short-term investments on the consolidated balance sheet. Held-to-maturity securities are recorded at amortized cost, which approximates fair value. The estimate of expected losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. We do not measure expected credit losses on held-to-maturity securities in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero.
Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2024, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
Segment Reporting. The Company operates in one operating segment, focused on single-tenant real estate assets.
Recently Issued Accounting Guidance. In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity's CODM. The Company adopted ASU 2023-07 and the adoption of this ASU did not have a material impact on the consolidated financial statements. See the enhanced disclosure in Note 15 "Segment Reporting".
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU is effective for annual periods beginning after December 15, 2024. The Company does not expect that the implementation of the accounting guidance will have a material impact on the consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2024:

	2024	2023	2022
BASIC:
Net income attributable to common shareholders	$37,922	$23,863	$107,307
Weighted-average number of common shares outstanding	291,472,930	290,245,877	279,887,760
Net income attributable to common shareholders - per common share basic	$0.13	$0.08	$0.38

	2024	2023	2022
DILUTED:
Net income attributable to common shareholders - basic	$37,922	$23,863	$107,307
Impact of assumed conversions	—	(58)	156
Net income attributable to common shareholders	$37,922	$23,805	$107,463

Weighted-average common shares outstanding - basic	291,472,930	290,245,877	279,887,760
Effect of dilutive securities:
Unvested share-based payment awards and options	87,063	127,251	457,597
Shares issuable under forward sales agreements	—	—	1,274,842
Operating Partnership Units	—	820,386	853,259
Weighted-average common shares outstanding - diluted	291,559,993	291,193,514	282,473,458

Net income attributable to common shareholders - per common share diluted	$0.13	$0.08	$0.38
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.
Calculation of dilutive earnings requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the dilutive earnings per share calculation as the inclusion of such shares would be anti-dilutive for each of the years in the three-year period ended December 31, 2024:

	Years Ended December 31,
	2024	2023	2022
Preferred shares - Series C	4,710,570	4,710,570	4,710,570

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(4) Investments in Real Estate
The Company's real estate, net, consists of the following at December 31, 2024 and 2023:

	2024	2023
Real estate, at cost:
Buildings and building improvements	$3,765,387	$3,424,334
Land, land estates and land improvements	399,685	348,133
Construction in progress	11,222	1,772
Real estate intangibles:
In-place lease values	308,266	303,457
Tenant relationships	9,498	10,388
Above-market leases	680	680
Land held for development	82,827	80,743
Investments in real estate under construction	5,947	319,355
	4,583,512	4,488,862
Accumulated depreciation and amortization(1)	(1,047,166)	(904,709)
Real estate, net	$3,536,346	$3,584,153
(1)Includes accumulated amortization of real estate intangible assets of $209,172 and $191,332 in 2024 and 2023, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $25,126 in 2025, $21,518 in 2026, $15,964 in 2027, $11,879 in 2028 and $10,737 in 2029.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $6,722 and $9,385, respectively, as of December 31, 2024 and 2023. The estimated accretion for the next five years:

Years ending December 31,	Estimated Accretion
2025	$2,568
2026	1,215
2027	969
2028	681
2029	681
$6,114

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company acquired or completed and placed into service the following assets during 2024 and 2023:
2024:

Market (% owned)	Acquisition/ Placed in Service Date	Initial Cost Basis (1)	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Phoenix, AZ (100%)	February 2024	$52,767	01/2031	$9,449	$43,318	$—
Central Florida (80%) (2)	February 2024	80,825	N/A	10,618	70,207	—
Indianapolis, IN (80%) (2)	February 2024	64,285	N/A	5,126	59,159	—
Greenville/Spartanburg, SC (90%) (2)	April 2024	73,414	N/A	6,765	66,649	—
Central Florida (100%) (2)	June 2024	19,021	N/A	4,493	14,528	—
Central Florida (100%) (3)	July 2024	12,401	N/A	2,752	9,649	—
Columbus, OH (100%)	August 2024	23,879	10/2029	3,113	20,766	—
Savannah, GA (100%)	October 2024	34,267	01/2034	5,612	25,602	3,053
Atlanta, GA (100%)	November 2024	47,897	08/2027	2,728	41,180	3,989
Atlanta, GA (100%)	November 2024	30,238	05/2029	2,378	25,861	1,999
Houston, TX (100%)	November 2024	45,202	02/2034	6,084	28,526	10,592
Greenville/Spartanburg, SC (100%)(4)	December 2024	66,324	12/2036	3,163	63,161	—
		$550,520		$62,281	$468,606	$19,633

Weighted-average life of intangible assets (years)						7.3
(1)Initial basis excludes certain remaining costs, such as tenant improvements, lease costs and developer incentive fees or partner promotes, if any.
(2)The facility was placed in service vacant one year after the completion of base building construction in accordance with the Company's policy.
(3)During 2024, the remaining portion of the facility, representing 58% of the facility, was placed in service vacant one year after the completion of base building construction. During 2023, a 57,690 square foot portion of the facility, representing 42% of the facility, was occupied by a tenant and placed into service.
(4)During 2024, the Company acquired a 59.1-acre land parcel for a purchase price of $3,416 and commenced construction of a build-to-suit facility subject to a 12-year lease, which was occupied by the tenant and placed into service in December 2024.

In addition, during 2024, the Company acquired the fee interest in the land underlying its previously ground leased asset in Orlando, Florida and an additional land parcel with a 145,974 square foot tenant-constructed expansion for $7,609.

2023:

Market (% owned)	Acquisition/ Placed in Service Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements
Phoenix, AZ (100%)(1)	March 2023	$37,173	08/2033	$7,552	$29,621
Dallas, TX (100%)	July 2023	15,018	N/A	2,100	12,918
Columbus, OH (100%)(1)	October 2023	64,524	10/2033	6,536	57,988
Greenville/Spartanburg, SC (100%)(1)	October 2023	21,676	02/2029	1,795	19,881
Central Florida (100%)(1)(2)	December 2023	7,985	01/2029	1,961	6,024
		$146,376		$19,944	$126,432
(1)Initial basis excludes certain remaining costs, such as tenant improvements, lease costs and developer incentive fees or partner promotes, if any.
(2)Represents a portion of the Central Florida development project placed into service.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
At December 31, 2024, the Company incurred $5,947 related to infrastructure development costs at the Reems & Olive project that is recorded in investments in real estate under construction on the consolidated balance sheets.
As of December 31, 2024, the details of the land held for industrial development are as follows (in $000's, except acres):

Project (% owned)	Market	Approximate Acres (unaudited)	GAAP Investment Balance as of 12/31/2024	LXP Amount Funded as of 12/31/2024(1)
Consolidated:
Reems & Olive (95.5%)	Phoenix, AZ	315	$75,324	$74,175
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,771	4,658
ATL Fairburn (100%)	Atlanta, GA	14	1,732	1,768
		445	$82,827	$80,601
(1)Excludes noncontrolling interests' share.
(5)Dispositions and Impairment
For the years ended December 31, 2024, 2023 and 2022, the Company disposed of its interests in various properties for an aggregate gross disposition price of $181,050, $100,152 and $196,989, respectively, which resulted in gains on sales of $39,848, $33,010 and $59,094, respectively.

The Company did not have properties classified as held for sale at December 31, 2024 and had two properties classified as held for sale at December 31, 2023. Assets and liabilities of the held for sale properties consisted of the following:

December 31, 2023
Assets:
Real estate, at cost	$9,018
Other	150
Total assets held for sale	$9,168
Liabilities:
Accounts payable and other liabilities	$5
Deferred revenue	53
Prepaid rent	359
Total liabilities held for sale	$417
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include prolonged vacancy at a property, tenant financial instability, change in the estimated holding period of the asset, the potential sale or transfer of the property in the near future and changes in economic conditions. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value and the Company estimates that its cost will not be recovered.
There were no impairment charges recorded during 2024. During 2023 and 2022, the Company recognized aggregate impairment charges on real estate properties of $16,490 and $3,037, respectively. During 2023 and 2022, the aggregate impairment charges were recognized on properties that were primarily impaired due to a reduction in the anticipated holding period for those properties.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(6)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2024	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$6,134	$—	$6,134	$—

		Fair Value Measurements Using
Description	2023	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$9,471	$—	$9,471	$—
Impaired assets held for sale (1)	$9,170	$—	$—	$9,170
(1) The Company estimated the fair value of certain real estate assets throughout the year based on a discounted cash flow analysis using a discount rate of 10.0% and a residual capitalization rate of 8.0%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2024 and 2023, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment in a sales-type lease, net	$—	$—	$63,464	$62,500

Liabilities
Debt	$1,570,010	$1,459,062	$1,770,827	$1,630,066

The fair value of the Company's investment in a sales-type lease, net was primarily estimated utilizing Level 3 inputs by using a discounted cash flow analysis and an estimate of the unguaranteed residual value.

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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(7)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of December 31,		Equity in earnings (losses) of non-consolidated entities Years ended December 31,
Investment	December 31, 2024	2024	2023	2024	2023	2022
NNN MFG Cold JV L.P. (“MFG Cold JV”)(1)	20%	$10,428	$19,693	$(3,250)	$(3,300)	$(2,050)
NNN Office JV L.P. (“Office JV”)(2)	20%	15,189	16,237	504	508	18,156
Etna Park 70 LLC(3)	90%	9,732	10,320	(264)	(258)	(137)
Etna Park 70 East LLC(4)	90%	2,360	2,245	(167)	(192)	(174)
BSH Lessee L.P.(5)	—%	—	—	—	4,608	211
Lombard Street Lots, LLC (6)	44.1%	2,309	—	(2)	—	—
		$40,018	$48,495	$(3,179)	$1,366	$16,006
(1)MFG Cold JV is a joint venture formed in 2021 that owns special purpose industrial properties formerly owned by the Company. During 2024 MFG Cold JV sold one asset and the Company recognized its share of gain on sale of $9 in connection with the disposition of the asset, and, in addition, the Company recognized its share of a gain on debt satisfaction of $555 within equity in earnings (losses) of non-consolidated entities within its consolidated statement of operations.
(2)    Office JV is a joint venture formed in 2018 that owns office properties formerly owned by the Company. During 2024 and 2023, Office JV sold three and one assets, respectively, and the Company recognized its share of aggregate gains on sale of $1,382 and $1,010, respectively, within equity in earnings (losses) of non-consolidated entities within its consolidated statements of operations.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. In the second quarter of 2023, the joint venture commenced development of a 250,020 square foot industrial speculative development project for an estimated cost of $30,200. During 2023, the Company's wholly owned subsidiary purchased the land and building improvements for approximately $15,897 and recorded it in real estate, at cost on its consolidated balance sheets.
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land.
(5)    A joint venture investment that sold its sole asset in January 2023 and the Company recognized its 25% share of the gain on sale of $4,791 within equity in earnings (losses) of non-consolidated entities within its consolidated statements of operations.
(6)    The joint venture holds an interest in a parking garage in Baltimore, MD. In June 2024, the Company determined it no longer controlled and ceased to consolidate the operations of Lombard Street Lots, LLC in its consolidated financial statements, as a result of an amendment to the LLC agreement. The Company retained significant influence over Lombard Street Lots, LLC and accounted for its interest under the equity method of accounting. The Company recognized a gain on change in control of a subsidiary as a result of the deconsolidation of $209 and recorded its equity method investment in Lombard Street Lots, LLC at a fair value of $2,311. The total assets and liabilities deconsolidated were $4,608 and $4, respectively.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement services. Advisory fees earned from these non-consolidated investments were $4,105, $4,337 and $5,615 for the years ended December 31, 2024, 2023 and 2022.
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee's total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected pre-petition and post-petition claims. If a lessee's accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease to rental revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term, the Company will reinstate the straight-line balance adjusting for the amount related to the period when the lease was accounted for on a cash basis.
For the years ended December 31, 2024 and 2023, no accounts receivable were written off and for the year ended December 31, 2022, the Company wrote off an aggregate of $417 of accounts receivable, net, relating to tenant defaults.
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its consolidated statements of operations. The primary non-lease service included within rental revenue is CAM services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For each of the three years ended December 31, 2024, 2023 and 2022, the Company incurred nominal or no costs that were not incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on any of its properties.
Sales-Type Leases. As of December 31, 2024, the Company had no leases that qualify as a sales-type lease.
As of December 31, 2022, the Company entered into one ground lease for an industrial development land parcel located in the Phoenix, Arizona market that was classified as a sales-type lease. At the commencement date of the lease, the Company evaluated the lease classification and classified the lease as a sales-type lease. The lease contained a purchase option starting on the second anniversary date of the lease and ending on the third anniversary date which was determined not reasonably certain to be exercised at lease inception. The Company recognized $36,875 in selling profit from sales-type leases and $4,119 of direct costs to enter into the lease within transaction costs on the consolidated statements of operations.
During 2024, the tenant executed the purchase option within their lease and purchased the property for $86,522, which qualified as a lease modification. The Company recognized $14,991 of additional income from a sales-type lease as part of rental revenue in its 2024 consolidated statement of operations, which included $5,604 of estimated development obligations that will be substantially completed subsequent to the execution of the purchase option.
In 2022, the Company had two tenants that exercised the purchase option within their lease and purchased the assets for an aggregate price of $34,841. The purchase options were not reasonably certain to be exercised at the commencement date of each lease, resulting in modifications of the operating leases. As a result of these modifications to the leases, the Company re-evaluated the lease classifications and classified both leases as sales-type leases. The Company recognized an aggregate of $10,184 in selling profit from sales-type leases in its consolidated statements of operations related to these transactions for the year ended December 31, 2022.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating and sales-type leases for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
Classification	2024	2023	2022
Fixed	$280,433	$275,186	$267,644
Sales-type lease income	22,027	7,427	1,936
Variable(1)	51,893	51,607	44,412
Total	$354,353	$334,220	$313,992
(1)    Primarily comprised of tenant reimbursements.

Future fixed rental receipts for operating leases, assuming no new or re-negotiated leases as of December 31, 2024 were as follows:

Year ending December 31,	Operating
2025	$282,180
2026	271,036
2027	236,526
2028	199,846
2029	172,801
Thereafter	532,790
Total	$1,695,179
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
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of December 31, 2024. The leases have remaining lease terms of up to 32 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

	Years Ended December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8.7	8.7
Weighted-average discount rate
Operating leases	4.2%	4.0%
The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

Income Statement Classification	Fixed	Variable	Total
2024:
Property operating	$3,487	$15	$3,502
General and administrative (1)	1,642	262	1,904
Total	$5,129	$277	$5,406

2023:
Property operating	$3,539	$7	$3,546
General and administrative	1,521	280	1,801
Total	$5,060	$287	$5,347

2022:
Property operating	$3,543	$—	$3,543
General and administrative	1,520	122	1,642
Total	$5,063	$122	$5,185
(1) The general and administrative lease expense excludes a reduction of $718 to lease expense for the sublease of the Company's office space in New York, New York.

The Company recognized sublease income related to its ground leases in rental revenue of $3,295 in 2024 and $3,320 in each of the years ended December 31, 2023 and 2022.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following table shows the Company's maturity analysis of its operating lease liabilities as of December 31, 2024:

Year ending December 31,	Operating Leases
2025	$5,424
2026	4,451
2027	3,968
2028	1,356
2029	508
Thereafter	5,288
Total lease payments	20,995
Less: Imputed interest	(3,881)
Present value of lease liabilities	$17,114
(9) Allowance for Credit Loss
During 2024, 2023 and 2022, the Company recognized $(61), $(32) and $93, respectively, of credit loss allowance or recovery related to its investment in a sales-type lease. As of December 31, 2024, the Company's investment in a sales-type lease was fully repaid and the related credit allowance was recovered.

The following tables detail the allowance for credit loss as of December 31, 2023:

	As of December 31, 2023
	Amortized cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investment in a sales-type lease	$63,525	$(61)	$63,464	0.10%

	For the Twelve Months Ended December 31, 2023
	Balance at Beginning of Period	Write-Offs	General Allowance	Balance at End of Period
Allowance for credit loss	$93	$—	$(32)	$61
(10) Mortgages and Notes Payable
The Company had the following mortgages and notes payable outstanding as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Mortgages and notes payable	$55,515	$60,888
Unamortized debt issuance costs	(585)	(764)
	$54,930	$60,124
Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.5% to 4.3% at December 31, 2024 and 2023, respectively, and all mortgages and notes payable mature between 2028 and 2031 as of December 31, 2024. The weighted-average interest rate at December 31, 2024 and 2023 was approximately 4.1% and 4.0%, respectively.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company has an unsecured credit agreement with KeyBank National Association, as agent. The maturity dates and interest rates as of December 31, 2024, were as follows:

	Maturity Date	Interest Rate
$600,000 Revolving Credit Facility(1)	July 2026	SOFR + 0.85%
$300,000 Term Loan(2)	January 2027	Term SOFR + 1.00%
(1)Maturity date of the revolving credit facility can be extended to July 2027, subject to certain conditions. The interest rate ranges from SOFR (plus a 0.10% index adjustment) plus 0.725% to 1.400%, and the revolving credit facility allows for further reductions upon the achievement of to-be-determined sustainability metrics. At December 31, 2024, the Company had no borrowings outstanding and availability of $600,000, subject to covenant compliance.
(2)    The Term SOFR portion of the interest rate was swapped to obtain a fixed-rate of 2.722% per annum, until January 31, 2025. In 2024, the Company entered into forward interest rate swap agreements designated as cash flow hedges to effectively fix the interest rate related to an aggregate notional amount of $250,000 of $300,000 of the term loan at an average interest rate of 4.31% from January 31, 2025 to January 31, 2027. The aggregate unamortized debt issuance costs for the term loan were $2,186 and $3,236 as of December 31, 2024 and 2023, respectively.

The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at December 31, 2024.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.
Scheduled principal and balloon payments for mortgages, notes payable and term loan for the next five years and thereafter are as follows:

Year ending December 31,	Total
2025	$5,570
2026	5,773
2027	305,984
2028	2,223
2029	960
Thereafter	35,005
355,515
Unamortized debt issuance costs	(2,771)
$352,744

In addition, the Company capitalized $3,884, $11,059 and $7,235 of interest expense for the years ended 2024, 2023 and 2022, respectively. Of these amounts, $54 and $8,134 of capitalized interest was recognized related to development projects under construction at December 31, 2024 and 2023, respectively, and are included in investments in real estate under construction on the consolidated balance sheets.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(11)     Senior Notes, Convertible Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2024 and 2023:

Issue Date	December 31, 2024	December 31, 2023	Interest Rate	Maturity Date	Issue Price
May 2014	$—	$198,932	4.400%	June 2024	99.883%
November 2023	300,000	300,000	6.750%	November 2028	99.423%
August 2020	400,000	400,000	2.700%	September 2030	99.233%
August 2021	400,000	400,000	2.375%	October 2031	99.758%
	1,100,000	1,298,932
Unamortized debt discount	(3,731)	(4,489)
Unamortized debt issuance cost	(6,896)	(8,298)
	$1,089,373	$1,286,145
Each series of the senior notes is unsecured and requires payment of interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a make-whole premium.
In November 2023, the Company issued $300,000 aggregate principal amount of 6.750% Senior Notes due 2028 (“2028 Senior Notes”) at an issuance price of 99.423% of the principal amount. The Company issued the 2028 Senior Notes at an initial discount of $1,731, which is being recognized as additional interest expense over the term of the 2028 Senior Notes. The Company used the net proceeds to pay down amounts outstanding on its unsecured revolving credit facility and for general corporate purposes. A portion of the proceeds were invested on a short-term basis and the Company used the investments to repay the 4.400% Senior Notes due 2024 at maturity.
During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. As of December 31, 2024 and 2023, there was $129,120 original principal amount of Trust Preferred Securities outstanding and $1,227 and $1,326, respectively, of unamortized debt issuance costs. The Trust Preferred Securities, which are classified as debt, are due in 2037, are open for redemption at the Company's option, and bear interest at a variable rate of three-month SOFR plus a 0.26% adjustment plus a spread of 170 basis points through maturity. The all-in variable interest rate at December 31, 2024 was 6.55%. During 2024, the Company entered into interest rate swap agreements designated as cash flow hedges to effectively fix the interest rate related to an aggregate amount of $82,500 notional amount of the $129,120 Trust Preferred Securities resulting in an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. At December 31, 2024, the weighted-average interest rate for the $129,120 Trust Preferred Securities was 5.69%, which includes the effect of the interest rate swaps.
Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2025	$—
2026	—
2027	—
2028	300,000
2029	—
Thereafter	929,120
1,229,120
Unamortized debt discounts	(3,731)
Unamortized debt issuance costs	(8,123)
$1,217,266

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the years ended December 31, 2024 and 2023.

The following table summarizes the terms of our outstanding derivative financial instruments on the Company's balance sheet as of December 31, 2024 and December 31, 2023:

Derivative Type	Number of Instruments	Effective Date	Maturity Date	Notional Value	Fair Value of Asset/(Liability)
					December 31, 2024	December 31, 2023
Term Loan Interest Rate Swap	4	7/1/2022	1/31/2025	$300,000	$678	$9,471
Term Loan Forward Interest Rate Swap	5	1/31/2025	1/31/2027	250,000	3,762	—
Trust Preferred Securities Interest Rate Swap	2	10/30/2024	10/30/2027	82,500	1,694	—
				$632,500	$6,134	$9,471
During the next 12 months, the Company estimates that an additional $3,366 will be reclassified as a decrease in interest expense if the swaps remain outstanding.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The table below present the effect of the Company's derivative financial instruments on the consolidated statements of operations for 2024 and 2023:

Derivatives in Cash Flow	Amount of Gain Recognized in OCI on Derivative December 31,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income (1) December 31,
Hedging Relationships	2024	2023	2024	2023
Interest Rate Swap	$7,651	$3,496	$(10,989)	$(10,343)
The Company's share of non-consolidated entity's interest rate cap	151	158	(160)	(1,517)
Total	$7,802	$3,654	$(11,149)	$(11,860)
(1) Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the consolidated statements of operations.

Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded was $66,477 and $46,389 for 2024 and 2023, respectively.

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2024, the Company had not posted any collateral related to the agreements.
(13)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2024, 2023 and 2022, no single tenant represented greater than 10% of rental revenues.
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

The Company may, from time to time, sell up to $350,000 of common shares over the term of the ATM program. During the years ended December 31, 2024 and 2023, the Company did not sell shares under the ATM program. During 2022, the Company issued 3,649,023 common shares, which were previously sold on a forward basis in the first quarter of 2021, on the maturity date of the forward sales contracts and received $38,492 of net proceeds.

Underwritten Equity Offerings. During 2021, the Company entered into forward sales contracts for the sale of 16,000,000 common shares at a public offering price of $12.11 per common share in an underwritten equity offering. The forward sale contracts were settled in December 2022, and the Company received $183,419 of net proceeds. The Company did not issue common shares as part of an underwritten offering in 2024 and 2023.

Stock Based Compensation. During the years ended December 31, 2024, 2023 and 2022, the Company issued 1,669,211, 1,284,704 and 930,602 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 10,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. No common shares were repurchased during 2024 and 2023. During 2022, 12,102,074 common shares were repurchased and retired for an average price of $10.78 per share. As of December 31, 2024, 6,874,241 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of December 31, 2024.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at December 31, 2024. The shares have a dividend of $3.25 per share per annum and a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2024, the conversion ratio was one Series C Preferred share to 2.4339 common shares. The conversion rate may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
A summary of the changes in accumulated other comprehensive income related to the Company's cash flow hedges is as follows:

	Years ended December 31,
	2024	2023
Balance at beginning of period	$9,483	$17,689
Other comprehensive income before reclassifications	7,802	3,654
Amounts of (income) reclassified from accumulated other comprehensive income to interest expense	(11,149)	(11,860)
Balance at end of period	$6,136	$9,483
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

During 2023 and 2022, 832,571 and 39,747 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate book value of $3,393 and $211, respectively. On December 31, 2023, LCIF was merged with and into the Company and all outstanding OP units were converted into 822,627 common shares for a total of $7,800 on a one to 1.13 basis. The Company was the surviving entity of the merger.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2024	2023	2022
Net income attributable to LXP Industrial Trust shareholders	$44,534	$30,383	$113,783
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	—	3,393	211
Change from net income attributable to shareholders and transfers from noncontrolling interests	$44,534	$33,776	$113,994
(15)Segment Reporting
The Company is a real estate investment trust focused on operating, acquiring and developing Class A warehouse and distribution facilities. A majority of the properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. All of the properties are located in North America and operate within a comparable regulatory environment. The CODM, which is the Company's Chief Executive Officer, reviews the business on a consolidated basis to assess performance and make operating decisions. The Company has only one operating segment because of its organizational and management structure, as well as information used by the CODM to make decisions about resource allocation and assess performance.

The CODM uses consolidated net income (loss), as reported on the consolidated statements of operations, as a measure when determining where to make investments to achieve growth initiatives and assess the Company’s ability to pay dividends. The CODM manages the business using consolidated expenses as reported on the consolidated statements of operations, as well as regularly provided forecasted expense information for the single operating segment when making decisions about the allocation of operating and capital resources. Details of the Company's assets provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents, restricted cash and liabilities.
(16)Benefit Plans
Non-vested share activity for the years ended December 31, 2024 and 2023, is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance at December 31, 2022	2,058,890	$8.70
Granted	1,191,697	7.97
Vested	(526,453)	9.08
Forfeited	(184,661)	6.34
Balance at December 31, 2023	2,539,473	8.45
Granted	1,570,459	7.33
Vested	(425,302)	10.37
Forfeited	(459,230)	6.66
Balance at December 31, 2024	3,225,400	$7.90

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
During 2024 and 2023, the Company granted common shares to certain employees and trustees as follows:

	2024	2023
Performance Shares(1)
Shares issued:
Index	489,182	407,611
Peer	489,177	407,606

Grant date fair value per share:(2)
Index	$6.01	$6.96
Peer	$5.68	$6.50

Non-Vested Common Shares:(3)
Shares issued	592,100	376,480
Grant date fair value	$5,794	$4,010
(1)The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During 2024, 119,519 of the 565,652 outstanding performance shares issued in 2021 vested.
(2)The fair value of grants was determined at the grant date using a Monte Carlo simulation model.
(3)The shares vest at various times over a period of time up to a three year service period commencing on the grant date.

In addition, during 2024, 2023 and 2022, the Company issued 98,752, 93,007 and 69,937, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $900, $939 and $849, respectively.

As of December 31, 2024, of the remaining 3,225,400 non-vested shares, 915,722 are subject to time-based vesting and 2,309,628 are subject to performance-based vesting. At December 31, 2024, there are 1,784,563 awards available for grant. The Company has $10,846 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 1.6 years.
The Company has established a trust for a certain officer in which vested common shares granted for the benefit of the officer was deposited. The officer exerts no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2024 and 2023, there were 130,863 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $485, $499 and $480 of contributions are applicable to 2024, 2023 and 2022, respectively.
During 2024, 2023 and 2022, the Company recognized $9,536, $8,210 and $6,636, respectively, in expense relating to scheduled vesting of common share grants.
(17)    Related Party Transactions
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
The Company's provision for income taxes for the years ended December 31, 2024, 2023 and 2022 is summarized as follows:

	2024	2023	2022
Current:
Federal	$—	$—	$—
State and local	50	(774)	(1,120)
Deferred federal	77	71	18
Total	$127	$(703)	$(1,102)

Net deferred tax asset of $166 and $89 are included in Other assets on the accompanying consolidated balance sheets at December 31, 2024 and 2023, respectively. This net deferred tax asset relates primarily to a net operating loss carryforward.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2024	2023	2022
Federal provision at statutory tax rate (21%)	$77	$71	$18
State and local taxes, net of federal benefit	—	—	—
Other	50	(774)	(1,120)
Total	$127	$(703)	$(1,102)

For the years ended December 31, 2024, 2023 and 2022, the “other” amount is comprised primarily of state franchise taxes (refunds) of $(50), $774 and $1,121, respectively.

As of December 31, 2024 and 2023, the Company had estimated net operating loss carry forward for income tax reporting purposes of $789 and $423, respectively.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2024, is as follows:

	2024	2023	2022
Total dividends per share	$0.52	$0.50	$0.48
Ordinary income	55.65%	71.67%	81.26%
Qualifying dividend	—%	—%	—%
Capital gain	41.58%	—%	—%
Return of capital	2.77%	28.33%	18.74%
	100.00%	100.00%	100.00%

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2024, is as follows:

	2024	2023	2022
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	57.23%	100.00%	100.00%
Qualifying dividend	—%	—%	—%
Capital gain	42.77%	—%	—%
Return of capital	—%	—%	—%
	100.00%	100.00%	100.00%

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
As of December 31, 2024, the Company expects to incur approximately $29,750, excluding noncontrolling interests' share and potential developer fees or partner buyouts, to substantially fund the leasing costs for the Company's placed-in service development projects and infrastructure work for the Company's consolidated and non-consolidated land parcels held for development. The Company is unable to estimate (1) the timing of any required funding for the such leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the land parcels until the Company commits to such additional costs.
As of December 31, 2024, the outstanding liability for unpaid severance expense was $1,482 which is included in accounts payable and other liabilities of the consolidated balance sheet.

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
(20)    Supplemental Disclosure of Statement of Cash Flow Information

	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$199,247	$54,390	$190,926
Restricted cash at beginning of period	216	116	101
Cash, cash equivalents and restricted cash at beginning of period	$199,463	$54,506	$191,027

Cash and cash equivalents at end of period	$101,836	$199,247	$54,390
Restricted cash at end of period	237	216	116
Cash, cash equivalents and restricted cash at end of period	$102,073	$199,463	$54,506
In addition to disclosures discussed elsewhere, during 2024, 2023 and 2022, the Company paid $66,699, $51,763 and $48,675, respectively, for interest and $274, $951 and $1,265, respectively, for income taxes.
For the years ended December 31, 2024, 2023 and 2022, the Company accrued additions for capital projects of $14,683, $21,052 and $42,962, respectively.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
During 2024, the Company deconsolidated Lombard Street Lots, LLC, which resulted in non-cash changes in real estate, at cost, investments in non-consolidated entities and noncontrolling interests of $4,605, $2,311, and $2,503, respectively.
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
In 2023, the Company's ground lease related to an office property in Palo Alto, California expired and the leasehold improvements were conveyed back to the ground owner resulting in a non-cash decrease in real estate, at cost and accumulated depreciation and amortization of $29,375.
(21)    Subsequent Events
Subsequent to December 31, 2024, the Company repaid $50,000 of its $300,000 term loan with cash on hand.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired/Constructed
WAREHOUSE/DISTRIBUTION PROPERTIES
Industrial	Chandler, AZ	$—	$10,733	$69,759	$80,492	$13,480	2020
Industrial	Goodyear, AZ	—	5,247	36,115	41,362	10,038	2018
Industrial	Goodyear, AZ	39,418	11,970	50,072	62,042	11,376	2019
Industrial	Goodyear, AZ	—	1,614	16,222	17,836	3,291	2020
Industrial	Goodyear, AZ	—	7,552	29,621	37,173	2,869	2023
Industrial	Goodyear, AZ	—	11,732	52,840	64,572	6,823	2021
Industrial	Goodyear, AZ	—	9,448	43,026	52,474	2,753	2024
Industrial	Phoenix, AZ	—	8,027	78,258	86,285	11,409	2021
Industrial	Phoenix, AZ	—	5,366	49,199	54,565	5,644	2022
Industrial	Tolleson, AZ	—	3,311	16,013	19,324	3,707	2019
Industrial	Lakeland, FL	—	1,416	21,013	22,429	3,550	2021
Industrial	Ocala, FL	—	4,113	50,034	54,147	9,871	2020
Industrial	Ocala, FL	—	11,376	70,173	81,549	2,573	2024
Industrial	Orlando, FL	—	5,278	13,782	19,060	5,156	2006/2024
Industrial	Plant City, FL	—	2,610	48,884	51,494	7,864	2021
Industrial	Ruskin, FL	—	4,493	14,483	18,976	290	2024
Industrial	Ruskin, FL	—	4,713	15,801	20,514	419	2023/2024
Industrial	Tampa, FL	—	2,160	11,109	13,269	8,913	1988
Industrial	Adairsville, GA	—	1,465	23,950	25,415	3,325	2021
Industrial	Adairsville, GA	—	2,728	41,181	43,909	366	2024
Industrial	Austell, GA	—	3,251	51,518	54,769	18,204	2019
Industrial	Cartersville, GA	—	2,497	42,242	44,739	5,704	2021
Industrial	Cartersville, GA	—	2,006	33,279	35,285	4,379	2021
Industrial	Cartersville, GA	—	2,378	25,861	28,239	228	2024
Industrial	Fairburn, GA	—	7,209	44,269	51,478	6,504	2021
Industrial	McDonough, GA	—	5,441	52,790	58,231	16,254	2017
Industrial	McDonough, GA	—	3,253	32,203	35,456	8,092	2019
Industrial	Pooler, GA	—	1,690	30,356	32,046	6,330	2020
Industrial	Rincon, GA	—	3,775	34,357	38,132	6,468	2020
Industrial	Rincon, GA	—	5,612	25,602	31,214	183	2024
Industrial	Savannah, GA	—	2,560	25,812	28,372	5,079	2020
Industrial	Savannah, GA	—	1,070	7,458	8,528	1,472	2020
Industrial	Union City, GA	—	2,536	22,905	25,441	5,547	2019
Industrial	Edwardsville, IL	—	4,593	34,817	39,410	11,642	2016
Industrial	Edwardsville, IL	—	3,649	41,657	45,306	12,140	2018
Industrial	Rantoul, IL	—	1,304	32,562	33,866	9,841	2014
Industrial	Rockford, IL	—	371	4,624	4,995	1,442	2006
Industrial	Rockford, IL	—	509	5,921	6,430	2,705	2006
Industrial	Greenfield, IN	—	5,126	58,692	63,818	2,162	2024
Industrial	Lafayette, IN	—	662	15,814	16,476	5,801	2017
Industrial	Lebanon, IN	—	2,100	29,996	32,096	9,720	2017
Industrial	Whiteland, IN	—	741	14,486	15,227	2,041	2021
Industrial	Whiteland, IN	—	1,991	39,334	41,325	5,708	2021
Industrial	Whiteland, IN	—	695	13,956	14,651	1,964	2021
Industrial	Whitestown, IN	—	1,954	17,368	19,322	4,416	2019
Industrial	Whitestown, IN	—	1,162	11,825	12,987	2,028	2021
Industrial	Whitestown, IN	—	1,208	12,337	13,545	2,078	2021
Industrial	Whitestown, IN	—	8,335	80,054	88,389	11,086	2021
Industrial	New Century, KS	—	—	15,115	15,115	4,824	2017
Industrial	Walton, KY	—	2,010	23,837	25,847	3,205	2022
Industrial	Walton, KY	—	4,197	41,043	45,240	5,120	2022
Industrial	Minneapolis, MN	—	1,886	1,922	3,808	736	2012
Industrial	Byhalia, MS	—	1,006	35,795	36,801	12,898	2011
Industrial	Byhalia, MS	—	1,751	31,452	33,203	12,759	2017
Industrial	Canton, MS	—	5,077	71,289	76,366	32,839	2015

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired/Constructed
Industrial	Olive Branch, MS	—	2,500	48,907	51,407	13,142	2018
Industrial	Olive Branch, MS	—	1,958	38,702	40,660	12,032	2018
Industrial	Olive Branch, MS	—	2,646	40,446	43,092	9,720	2019
Industrial	Olive Branch, MS	—	851	15,630	16,481	3,698	2019
Industrial	Shelby, NC	—	1,421	18,862	20,283	8,799	2011
Industrial	Statesville, NC	—	891	22,056	22,947	9,706	2006
Industrial	Erwin, NY	—	1,648	12,514	14,162	5,892	2012
Industrial	Long Island City, NY	16,097	—	42,759	42,759	33,671	2013
Industrial	Chillicothe, OH	—	735	12,464	13,199	5,690	2011
Industrial	Columbus, OH	—	2,251	25,349	27,600	3,737	2021
Industrial	Etna, OH	—	6,536	58,202	64,738	2,770	2023
Industrial	Etna, OH	—	3,113	20,766	23,879	346	2024
Industrial	Hebron, OH	—	1,803	15,128	16,931	4,103	1997
Industrial	Hebron, OH	—	2,052	14,332	16,384	5,775	2001
Industrial	Lockbourne, OH	—	2,800	16,678	19,478	2,980	2021
Industrial	Monroe, OH	—	544	14,120	14,664	3,322	2019
Industrial	Monroe, OH	—	3,123	61,410	64,533	14,465	2019
Industrial	Monroe, OH	—	3,950	89,007	92,957	20,275	2019
Industrial	Monroe, OH	—	1,109	16,477	17,586	2,574	2021
Industrial	Streetsboro, OH	—	2,441	25,351	27,792	14,305	2007
Industrial	Bristol, PA	—	2,508	15,863	18,371	11,009	1998
Industrial	Duncan, SC	—	1,615	27,988	29,603	6,978	2019
Industrial	Duncan, SC	—	1,406	14,282	15,688	3,262	2019
Industrial	Duncan, SC	—	1,257	13,439	14,696	3,064	2019
Industrial	Duncan, SC	—	2,819	24,509	27,328	3,704	2021
Industrial	Duncan, SC	—	1,169	23,206	24,375	3,457	2021
Industrial	Duncan, SC	—	1,016	18,479	19,495	2,705	2021
Industrial	Duncan, SC	—	1,705	27,817	29,522	4,159	2021
Industrial	Greer, SC	—	6,959	79,460	86,419	16,706	2019
Industrial	Greer, SC	—	1,329	22,393	23,722	3,357	2021
Industrial	Greer, SC	—	2,376	32,203	34,579	4,825	2021
Industrial	Greer, SC	—	2,484	62,479	64,963	6,264	2022
Industrial	Greer, SC	—	1,795	22,159	23,954	1,213	2023
Industrial	Greer, SC	—	6,765	66,649	73,414	2,000	2024
Industrial	Piedmont, SC	—	3,163	63,161	66,324	—	2024
Industrial	Spartanburg, SC	—	1,447	24,959	26,406	7,470	2018
Industrial	Spartanburg, SC	—	1,186	15,820	17,006	2,787	2020
Industrial	Antioch, TN	—	3,847	17,808	21,655	7,408	2007
Industrial	Cleveland, TN	—	1,871	29,743	31,614	9,950	2017
Industrial	Jackson, TN	—	1,454	49,134	50,588	15,258	2017
Industrial	Lewisburg, TN	—	173	10,865	11,038	3,619	2014
Industrial	Millington, TN	—	723	24,317	25,040	16,511	2005
Industrial	Smyrna, TN	—	1,793	93,940	95,733	29,892	2017
Industrial	Carrollton, TX	—	3,228	16,234	19,462	6,101	2018
Industrial	Dallas, TX	—	2,420	24,201	26,621	5,737	2019
Industrial	Deer Park, TX	—	6,489	28,470	34,959	4,553	2021
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	5,849	2017
Industrial	Houston, TX	—	15,055	57,949	73,004	21,184	2013
Industrial	Hutchins, TX	—	1,307	8,472	9,779	1,729	2020
Industrial	Lancaster, TX	—	3,847	25,037	28,884	4,390	2020
Industrial	Lancaster, TX	—	2,100	14,381	16,481	963	2023
Industrial	Missouri City, TX	—	14,555	5,895	20,450	5,895	2012
Industrial	Northlake, TX	—	4,500	71,636	76,136	14,801	2020
Industrial	Northlake, TX	—	3,938	37,189	41,127	6,793	2020
Industrial	Pasadena, TX	—	4,057	17,810	21,867	5,102	2018
Industrial	Pasadena, TX	—	2,202	17,135	19,337	3,323	2020
Industrial	Pasadena, TX	—	4,272	22,295	26,567	3,529	2021

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired/Constructed
Industrial	Pasadena, TX	—	1,792	9,089	10,881	1,425	2021
Industrial	Pasadena, TX	—	6,084	28,526	34,610	237	2024
Industrial	San Antonio, TX	—	1,311	36,644	37,955	11,821	2017
Industrial	Chester, VA	—	8,544	53,067	61,611	16,080	2018
Industrial	Winchester, VA	—	1,988	32,536	34,524	9,743	2017
Industrial	Winchester, VA	—	2,818	24,422	27,240	4,637	2020
Industrial	Winchester, VA	—	3,823	12,498	16,321	6,186	2007

Construction in progress					11,222
Deferred loan costs, net		(585)

		$54,930	$399,685	$3,765,387	$4,176,294	$837,994

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Land estates	Up to 51 years
Tenant improvements	Shorter of useful life or term of related lease

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued
The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2024 for federal income tax purposes was approximately $4.4 billion.

	2024	2023	2022
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,774,239	$3,691,066	$3,583,978
Additions during year	564,602	164,489	229,962
Properties sold and impaired during the year	(170,467)	(174,466)	(161,393)
Other reclassifications	7,920	93,150	38,519
Balance at end of year	$4,176,294	$3,774,239	$3,691,066

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$713,377	$627,027	$504,699
Depreciation and amortization expense	159,997	147,617	144,163
Accumulated depreciation and amortization of properties sold and impaired during year	(34,807)	(100,474)	(43,521)
Other reclassifications	(573)	39,207	21,686
Balance at end of year	$837,994	$713,377	$627,027

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations.
Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. In addition, certain information regarding related party transactions is set forth in note 17 to the Company's Consolidated Financial Statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

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

4.7	—	Indenture, dated as of May 9, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.8	—	First Supplemental Indenture, dated as of May 20, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)
4.9	—	Second Supplemental Indenture, filed as of August 28, 2020, between the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 28, 2020)(1)
4.10	—	Third Supplemental Indenture, dated as of August 30, 2021, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 30, 2021)(1)
4.11	—	Fourth Supplemental Indenture, dated as of November 13, 2023, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2023)(1)
4.12	—	Description of Securities (filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K filed on February 15, 2024)(1)
10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 13, 2019)(1)
10.2	—	LXP Industrial Trust Amended 2022 Equity-Based Award Plan (filed as Exhibit 10.1 to the 05/27/2022 8-K)(1, 4)
10.3	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2009)(1, 4)
10.4	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4)

10.5	—	Form of Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017)(1, 4)
10.6	—	Form of LXP Industrial Trust Restricted Share Agreement (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 17, 2023 (the "01/17/23 8-K"))(1, 4))
10.7	—	Form of LXP Industrial Trust Nonvested Share Agreement (Filed as Exhibit 10.2 to the 1/17/2023 8-K))(1, 4)
10.8	—	Executive Severance Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (filed on January 19, 2018)(1, 4)
10.9	—
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
Amendment No. 1 to Equity Sales Agreement, dated as of February 19, 2021, between the Company and the Sales Agents and Bank of America, N.A. and Mizuho Markets Americas LLC (filed as of Exhibit 1.2 to the Company's Current Report on Form 8-K filed on February 22, 2021)(1)

10.16	—
Amendment No. 2 to Equity Sales Agreement, dated as of February 16, 2024, between the Company and Jefferies LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, BofA Securities, Inc., Bank of America, N.A., Mizuho Securities USA LLC, Mizuho Markets Americas LLC and Evercore Group L.L.C. (filed as of Exhibit 1.3 to the Company's Current Report on Form 8-K filed on February 20, 2024)(1)

10.17	—
Limited Partnership Agreement of NNN Office JV L.P., dated as of August 31, 2018, among LX JV Investor LLC, as a limited partner, NLSAF LP1 LLC, UHA LP2 LLC, and LXPDK GP LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 5, 2018)(1)

10.18	—
Limited Partnership Agreement of NNN MFG Cold JV L.P., dated as of December 29, 2021, among LX JV Investor II LLC, as a limited partner, LXP MFG C L.P., as a limited partner, and LXPDK II GP LLC, as a general partner (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 3, 2022)(1)

10.19	—	Letter Agreement, dated May 24, 2024, between the Company and Beth Boulerice (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 30, 2024)(1, 4)
19	—	Insider Trading Policy (2)
21	—	List of subsidiaries (2)
23	—	Consent of Deloitte & Touche LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
97	—	Executive Incentive Compensation Recovery Policy (filed as Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 15, 2024)(1)

101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(5)Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LXP Industrial Trust

Dated:	February 13, 2025	By:	/s/ T. Wilson Eglin
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

Signature	Title

/s/ T. Wilson Eglin T. Wilson Eglin	Chairman, Chief Executive Officer and President of the Trust (principal executive officer)

/s/ Beth Boulerice Beth Boulerice	Chief Financial Officer, Executive Vice President and Treasurer of the Trust (principal financial officer)

/s/ Mark Cherone Mark Cherone	Executive Vice President and Chief Accounting Officer of the Trust (principal accounting officer)

/s/ Lawrence L. Gray Lawrence L. Gray	Trustee of the Trust

/s/ Arun Gupta Arun Gupta	Trustee of the Trust

/s/ Jamie Handwerker Jamie Handwerker	Trustee of the Trust

/s/ Derrick L. Johnson Derrick L. Johnson	Trustee of the Trust

/s/ Claire A. Koeneman Claire A. Koeneman	Trustee of the Trust

/s/ Nancy Elizabeth Noe Nancy Elizabeth Noe	Trustee of the Trust

/s/ Howard Roth Howard Roth	Trustee of the Trust
Each dated: February 13, 2025