Form 10-Q
period 2025-03-31
LXP Industrial Trust
filed 2025-05-01
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 295,756,383 common shares of beneficial interest, par value $0.0001 per share, as of April 30, 2025.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2025	December 31, 2024

Assets:
Real estate, at cost	$4,134,987	$4,176,294
Real estate - intangible assets	314,431	318,444
Land held for development	82,920	82,827
Investments in real estate under construction	17,500	5,947
Real estate, gross	4,549,838	4,583,512
Less: accumulated depreciation and amortization	1,070,872	1,047,166
Real estate, net	3,478,966	3,536,346
Assets held for sale	8,050	—
Right-of-use assets, net	15,364	16,484
Cash and cash equivalents	70,935	101,836
Restricted cash	242	237
Investments in non-consolidated entities	39,264	40,018
Deferred expenses, net	39,098	39,820
Rent receivable – current	2,361	2,052
Rent receivable – deferred	83,213	85,757
Other assets	22,021	20,762
Total assets	$3,759,514	$3,843,312

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$53,602	$54,930
Term loan payable, net	248,397	297,814
Senior notes payable, net	1,089,892	1,089,373
Trust preferred securities, net	127,918	127,893
Dividends payable	41,354	41,164
Liabilities held for sale	219	—
Operating lease liabilities	15,860	17,114
Accounts payable and other liabilities	46,247	57,055
Accrued interest payable	15,349	10,517
Deferred revenue - including below-market leases, net	5,632	6,751
Prepaid rent	18,190	19,918
Total liabilities	1,662,660	1,722,529

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 295,728,056 and 294,499,790 shares issued and outstanding in 2025 and 2024, respectively	30	29
Additional paid-in-capital	3,317,057	3,315,104
Accumulated distributions in excess of net income	(1,339,223)	(1,316,993)
Accumulated other comprehensive income	2,926	6,136
Total shareholders’ equity	2,074,806	2,098,292
Noncontrolling interests	22,048	22,491
Total equity	2,096,854	2,120,783
Total liabilities and equity	$3,759,514	$3,843,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Gross revenues:
Rental revenue	$87,893	$85,207
Other revenue	970	1,044
Total gross revenues	88,863	86,251
Expense applicable to revenues:
Depreciation and amortization	(50,512)	(47,509)
Property operating	(17,129)	(15,188)
General and administrative	(10,390)	(9,493)
Non-operating income	520	3,769
Interest and amortization expense	(16,280)	(16,984)
Loss on debt satisfaction	(350)	—
Change in allowance for credit loss	—	5
Gain on sale of real estate	24,635	—
Income before provision for income taxes and equity in losses of non-consolidated entities	19,357	851
Provision for income taxes	(215)	(125)
Equity in losses of non-consolidated entities	(980)	(1,281)
Net income (loss)	18,162	(555)
Less net loss attributable to noncontrolling interests	816	286
Net income (loss) attributable to LXP Industrial Trust shareholders	18,978	(269)
Dividends attributable to preferred shares - Series C	(1,572)	(1,572)
Allocation to participating securities	(127)	(90)
Net income (loss) attributable to common shareholders	$17,279	$(1,931)

Net income (loss) attributable to common shareholders - per common share basic	$0.06	$(0.01)
Weighted-average common shares outstanding - basic	291,706,064	291,288,383

Net income (loss) attributable to common shareholders - per common share diluted	$0.06	$(0.01)
Weighted-average common shares outstanding - diluted	292,298,271	291,288,383
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$18,162	$(555)
Other comprehensive income (loss):
Change in unrealized loss on interest rate swaps, net	(3,189)	(1,101)
Company's share of other comprehensive income (loss) of non-consolidated entities	(21)	41
Other comprehensive loss	(3,210)	(1,060)
Comprehensive income (loss)	14,952	(1,615)
Comprehensive loss attributable to noncontrolling interests	816	286
Comprehensive income (loss) attributable to LXP Industrial Trust shareholders	$15,768	$(1,329)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Three Months Ended March 31, 2025	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2024	$2,120,783	1,935,400	$94,016	294,499,790	$29	$3,315,104	$(1,316,993)	$6,136	$22,491
Issuance of partnership interest in real estate	443	—	—	—	—	—	—	—	443
Issuance of common shares and deferred compensation amortization, net	2,995	—	—	1,872,451	1	2,994	—	—	—
Repurchase of common shares to settle tax obligations	(1,041)	—	—	(128,133)	—	(1,041)	—	—	—
Forfeiture of employee common shares	—	—	—	(516,052)	—	—	—	—	—
Dividends/distributions ($0.135 per common share)	(41,278)	—	—	—	—	—	(41,208)	—	(70)
Net income (loss)	18,162	—	—	—	—	—	18,978	—	(816)
Other comprehensive loss	(3,189)	—	—	—	—	—	—	(3,189)	—
Company's share of other comprehensive loss of non-consolidated entities	(21)	—	—	—	—	—	—	(21)	—
Balance March 31, 2025	$2,096,854	1,935,400	$94,016	295,728,056	$30	$3,317,057	$(1,339,223)	$2,926	$22,048

Three Months Ended March 31, 2024
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2023	$2,265,457	1,935,400	$94,016	293,449,088	$29	$3,330,383	$(1,201,824)	$9,483	$33,370
Issuance of partnership interest in real estate	464	—	—	—	—	—	—	—	464
Issuance of common shares and deferred compensation amortization, net	2,283	—	—	1,446,693	—	2,283	—	—	—
Repurchase of common shares to settle tax obligations	(1,588)	—	—	(160,079)	—	(1,588)	—	—	—
Purchase of noncontrolling interest in consolidated joint venture	(4,910)	—	—	—	—	(3,396)	—	—	(1,514)
Forfeiture of employee common shares	—	—	—	(446,133)	—	—	—	—	—
Dividends/distributions ($0.13 per common share)	(39,577)	—	—	—	—	—	(39,502)	—	(75)
Net loss	(555)	—	—	—	—	—	(269)	—	(286)
Other comprehensive loss	(1,101)	—	—	—	—	—	—	(1,101)	—
Company's share of other comprehensive income of non-consolidated entities	41	—	—	—	—	—	—	41	—
Balance March 31, 2024	$2,220,514	1,935,400	$94,016	294,289,569	$29	$3,327,682	$(1,241,595)	$8,423	$31,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities:	$38,986	$38,916
Cash flows from investing activities:
Investment in real estate under construction	(7,175)	(24,195)
Capital expenditures	(2,963)	(2,610)
Insurance proceeds	840	—
Net proceeds from sale of real estate	34,118	—
Investments in non-consolidated entities	(247)	(609)
Distributions from non-consolidated entities in excess of accumulated earnings	—	855
Deferred leasing costs	(1,361)	(1,094)
Change in real estate deposits, net	(34)	(43)
Net cash provided by (used) in investing activities	23,178	(27,696)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(41,018)	(39,540)
Principal amortization payments	(1,374)	(1,325)
Principal payments on debt, excluding normal amortization	(50,000)	—
Cash contributions from noncontrolling interests	443	464
Cash distributions to noncontrolling interests	(70)	(75)
Purchase of noncontrolling interests	—	(4,910)
Issuance of common shares, net of costs and repurchases to settle tax obligations	(1,041)	(1,862)
Net cash used in financing activities	(93,060)	(47,248)
Change in cash, cash equivalents and restricted cash	(30,896)	(36,028)
Cash, cash equivalents and restricted cash, at beginning of period	102,073	199,463
Cash, cash equivalents and restricted cash, at end of period	$71,177	$163,435

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$101,836	$199,247
Restricted cash at beginning of period	237	216
Cash, cash equivalents and restricted cash at beginning of period	$102,073	$199,463

Cash and cash equivalents at end of period	$70,935	$163,213
Restricted cash at end of period	242	222
Cash, cash equivalents and restricted cash at end of period	$71,177	$163,435
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$10,468	$10,799
Income taxes paid	224	128

Supplemental schedule of non-cash investing activities:
Accounts payable related to Investment in real estate under construction	$11,340	$35,631
Reclassification of Real estate, net to Investments in real estate under construction	$10,844	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
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
As of March 31, 2025, the Company had ownership interests in approximately 118 consolidated real estate properties, located in 16 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2025 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025 (“Annual Report”).
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
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of March 31, 2025, the Company had interests in five consolidated joint ventures with developers, consisting of three development projects and two land joint ventures with ownership interests ranging from 80% to 95.5%. Each joint venture acquired land parcels for industrial development of which three development projects were substantially completed and placed into service. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company's condensed consolidated financial statements.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Real estate, net	$378,199	$380,563
Total assets	$389,107	$392,791
Total liabilities	$8,001	$8,603
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
Recently Issued Accounting Guidance. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 ("ASU 2023-09"), "Improvements to Income Tax Disclosures" that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company does not expect a material impact on the financial statement disclosures.
In January 2025, the FASB issued ASU 2025-01, as an update to ASU 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 31, 2027. The Company is currently evaluating ASU 2024-03 to determine its impact on our financial statement disclosures.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
BASIC
Net income (loss) attributable to common shareholders	$17,279	$(1,931)
Weighted-average number of common shares outstanding - basic	291,706,064	291,288,383

Net income (loss) attributable to common shareholders - per common share basic	$0.06	$(0.01)

DILUTED
Net income (loss) attributable to common shareholders - basic	$17,279	$(1,931)

Weighted-average common shares outstanding - basic	291,706,064	291,288,383
Effect of dilutive securities:
Unvested share-based payment awards	592,207	—
Weighted-average common shares outstanding - diluted	292,298,271	291,288,383

Net income (loss) attributable to common shareholders - per common share diluted	$0.06	$(0.01)
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

	Three Months Ended March 31,
	2025	2024
Preferred shares - Series C	4,710,570	4,710,570

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(3)Investments in Real Estate
As of March 31, 2025, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 3/31/2025(1)	LXP Amount Funded as of 3/31/2025(2)	Estimated Base Building Completion Date	% Leased as of 3/31/2025
Redevelopment Project
Richmond (100%)(3)	1	Richmond, VA	252,351	$4,700	$11,119	$—	1Q 2026	—%

Land Infrastructure Improvements
Reems & Olive (95.5%)(4)	N/A	Phoenix, AZ	N/A	11,459	6,381	7,036	N/A	N/A

			252,351	$16,159	$17,500	$7,036
(1)    Excludes leasing costs, incomplete costs, and developer incentive fees or partner promotes, if any.
(2)    Excludes noncontrolling interests' share.
(3)    During the first quarter, the tenant vacated the building, which is part of a four building integrated campus, and the Company began redeveloping the property into a standalone warehouse and distribution facility.
(4)    Represents infrastructure development costs to prepare the land for vertical development.
As of March 31, 2025, the Company's aggregate investment in the ongoing development arrangements was $17,500. This amount included capitalized interest of $42 for the three months ended March 31, 2025 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet. For the three months ended March 31, 2024, capitalized interest for development arrangements was $1,211.
As of March 31, 2025, the details of the land held for industrial development are as follows (in $000's, except acres):

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 3/31/2025	LXP Amount Funded as of 3/31/2025 (1)

Reems & Olive (95.5%)	Phoenix, AZ	315	$75,327	$74,188
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,861	4,661
ATL Fairburn JV (100%)	Atlanta, GA	14	1,732	1,768
		445	$82,920	$80,617
(1)    Excludes noncontrolling interests' share.

(4)Dispositions and Impairment
The following table summarizes the Company's dispositions during the three months ended March 31, 2025. There were no dispositions during the three months ended March 31, 2024.

Sale of real estate, net (dollars in $000's)	Three months ended March 31, 2025
Number of buildings	1
Building square feet	241,997
Net proceeds from sale of real estate	$34,118
Net book value	$9,483
Gain on the sale of real estate	$24,635

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company had one property classified as held for sale at March 31, 2025. The Company did not have any properties classified as held for sale as of December 31, 2024. Assets and liabilities of the property held for sale as of March 31, 2025 consisted of the following:

March 31, 2025
Assets:
Real estate, at cost	$13,199
Real estate, intangible assets	2,353
Accumulated depreciation and amortization	(8,171)
Deferred expenses, net	4
Other	665
$8,050

Liabilities:
Accounts payable and other liabilities	$219
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
The Company did not incur any impairment charges on real estate during the three months ended March 31, 2025 and March 31, 2024.

(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$2,944	$—	$2,944	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$6,134	$—	$6,134	$—

The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2025 and December 31, 2024, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,519,809	$1,417,949	$1,570,010	$1,459,062
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

(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of		Equity in earnings (losses) of non-consolidated entities
Investment	March 31, 2025	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
NNN MFG Cold JV L.P. ("MFG Cold JV")(1)	20%	$9,645	$10,428	$(763)	$(990)
NNN Office JV L.P. ("NNN JV")(2)	20%	15,062	15,189	(127)	(173)
Etna Park 70, LLC(3)	90%	9,901	9,732	(49)	(70)
Etna Park East LLC(4)	90%	2,346	2,360	(42)	(48)
Lombard Street Lots, LLC (5)	44.1%	2,310	2,309	1	—
		$39,264	$40,018	$(980)	$(1,281)
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
(5)    The Company ceased to consolidate the operations of Lombard Street Lots, LLC in 2024. Lombard Street Lots, LLC ground leases a parcel of land to a parking operator.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments for the three months ended March 31, 2025 and 2024 were $970 and $1,044, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(7)Debt
The Company had the following debt obligations outstanding as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Interest Rate		Maturity Date
SECURED DEBT:
Mortgages:
Goodyear, AZ	$39,219	$39,418	4.290%	(1)	August 2031
Long Island City, NY	14,922	16,097	3.500%	(1)	March 2028
Principal balance outstanding	54,141	55,515
Unamortized debt issuance costs	(539)	(585)
Total Mortgages and notes payable, net	$53,602	$54,930

UNSECURED DEBT:
Term Loan	$250,000	$300,000	SOFR + 1.10%	(2)(3)	January 2027
2023 Senior Notes	300,000	300,000	6.750%		November 2028
2021 Senior Notes	400,000	400,000	2.375%		October 2031
2020 Senior Notes	400,000	400,000	2.700%		September 2030
Trust Preferred Securities	129,120	129,120	Three Month SOFR + 1.96%	(4)	April 2037
Principal balance outstanding	$1,479,120	$1,529,120
Unamortized debt discount	(3,545)	(3,731)
Unamortized debt issuance costs	(9,368)	(10,309)
Total unsecured debt, net	$1,466,207	$1,515,080
Total Debt Obligations	$1,519,809	$1,570,010
(1)    The weighted-average interest rate at March 31, 2025 and December 31, 2024 was approximately 4.1%.
(2)     Spread includes a 10 basis point daily SOFR adjustment.
(3)    During the first quarter of 2025, the Company repaid $50,000 of the Term Loan resulting in a loss on debt satisfaction of $350. The SOFR portion of the interest rate was swapped to 4.31% per annum until January 31, 2027.
(4)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 170 basis points through maturity. $82,500 is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of March 31, 2025, the weighted average interest rate of the Trust Preferred Securities was 5.58%, which includes the effect of the interest rate swaps.
The Company capitalized $99 and $1,853 of interest expense for the three months ended March 31, 2025 and 2024, respectively.
The Company has an unsecured credit agreement with KeyBank National Association, as agent for a revolving credit facility of up to $600,000, subject to covenant compliance. The revolving credit facility matures in July 2026 and can be extended to July 2027, subject to certain conditions. The interest rate ranges from SOFR (plus a 0.10% index adjustment) plus and interest rate spread ranging from 0.725% to 1.400%, and the revolving credit facility allows for further reductions upon the achievement of to-be-determined sustainability metrics. The Company had no borrowings under the $600,000 revolving credit facility as of March 31, 2025 and December 31, 2024.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2025 and 2024.
The following table summarizes the terms of our outstanding derivative financial instruments on the Company's balance sheet as of March 31, 2025 and December 31, 2024:

Derivative Type	Number of Instruments	Effective Date	Maturity Date	Notional Value	Fair Value of Asset
					March 31, 2025	December 31, 2024
Term Loan Interest Rate Swap	4	7/1/2022	1/31/2025	$300,000	$—	$678
Term Loan Interest Rate Swap	5	1/31/2025	1/31/2027	250,000	2,163	3,762
Trust Preferred Securities Interest Rate Swap	2	10/30/2024	10/30/2027	82,500	781	1,694
				$632,500	$2,944	$6,134
During the next 12 months, the Company estimates that an additional $2,291 will be reclassified as a decrease in interest expense if the swaps remain outstanding.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

Derivatives in Cash Flow	Amount of Gain Recognized in OCI on Derivatives March 31,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income(1) March 31,
Hedging Relationships	2025	2024	2025	2024
Interest Rate Swaps	$(1,804)	$1,715	$(1,385)	$(2,816)
The Company's share of non-consolidated entity's interest rate cap	(37)	147	16	(106)
Total	$(1,841)	$1,862	$(1,369)	$(2,922)
(1)    Amounts reclassified from accumulated other comprehensive income (loss) for the Company's interest rate swaps are included in interest expense and for the Company's share of non-consolidated entity's interest rate cap are reclassified to equity in earnings (losses) of non-consolidated entities within the unaudited condensed consolidated statements of operations.
Total interest expense presented in the unaudited condensed consolidated statements of operations, in which the effects of cash flow hedges are recorded, was $16,280 and $16,984 for the three months ended March 31, 2025 and 2024, respectively.
The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2025, the Company had not posted any collateral related to the agreements.

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
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited condensed consolidated statements of operations. The primary non-lease service included within rental revenue is common area maintenance services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the three months ended March 31, 2025 and 2024, the Company did not incur any costs that were not incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating leases and sales-type lease for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Classification	2025	2024
Fixed	$72,890	$70,012
Sales-type lease income	—	1,899
Variable(1)	15,003	13,296
Total	$87,893	$85,207
(1) Primarily comprised of tenant reimbursements.

Future fixed rental receipts for operating leases assuming no new or re-negotiated leases as of March 31, 2025 were as follows:

Operating
2025 - remainder	$209,809
2026	271,811
2027	239,223
2028	206,139
2029	179,753
2030	137,340
Thereafter	382,597
Total	$1,626,672
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
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of March 31, 2025. The leases have remaining lease terms of up to 32 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Weighted-average remaining lease term
Operating leases (years)	8.7	8.5
Weighted-average discount rate
Operating leases	4.2%	4.0%
The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows:

Income Statement Classification	Fixed	Variable	Total
2025:
Property operating	$859	$15	$874
General and administrative(1)	475	66	541
Total	$1,334	$81	$1,415

2024:
Property operating	$878	$15	$893
General and administrative	381	67	448
Total	$1,259	$82	$1,341
(1) For the three months ended March 31, 2025 and 2024, the general and administrative lease expense excludes a reduction of $226 and $42, respectively, to lease expense for the sublease of the Company's office space in New York, New York.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company recognized sublease income related to its ground leases in rental revenue of $811 and $830 for the three months ended March 31, 2025 and 2024, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of March 31, 2025:

Operating Leases
2025 - remainder	$3,907
2026	4,451
2027	3,968
2028	1,356
2029	518
2030	301
Thereafter	5,095
Total lease payments	$19,596
Less: Imputed interest	(3,736)
Present value of lease liabilities	$15,860

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2025 and 2024, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(11)Equity
Shareholders' Equity:
During the three months ended March 31, 2025 and 2024, the Company granted common shares to certain employees as follows:

	Three Months Ended March 31,
	2025	2024
Performance Shares (1)
Shares granted:
Index - 1Q	643,450	489,182
Peer 1Q	643,445	489,177
Grant date fair value per share: (2)
Index - 1Q	$4.95	$6.01
Peer - 1Q	$4.71	$5.68

Non-Vested Common Shares: (3)
Shares issued	561,230	442,100
Grand date fair value	$4,495	$4,249
(1)    The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of peer companies. Dividends are not paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2025, no performance shares of the 565,435 issued in 2022 vested.
(2)    The fair value of awards granted was determined at the grant date using a Monte Carlo simulation model.
(3)    The shares vest ratably over a three-year service period, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria.

At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.
The Company may, from time to time, sell up to $350,000 of common shares over the term of the ATM program. During the three months ended March 31, 2025 and 2024, the Company did not sell shares under the ATM program.

Stock Based Compensation. During the three months ended March 31, 2025 and 2024, the Company issued 24,277 and 25,755, respectively, of fully vested common shares to members of the Company's Board of Trustees with a fair value of $225, respectively.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 10,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. No common shares were repurchased during the three months ended March 31, 2025 and 2024. As of March 31, 2025, 6,874,241 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of March 31, 2025.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at March 31, 2025. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of March 31, 2025, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and 2024
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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$6,136	$9,483
Other comprehensive income before reclassifications	(1,841)	1,862
Amounts of (income) reclassified from accumulated other comprehensive income to interest expense	(1,369)	(2,922)
Balance at end of period	$2,926	$8,423

(12)Segment Reporting
The Company is a REIT focused on operating, acquiring and developing Class A warehouse and distribution facilities. A majority of the properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. All of the properties are located in North America and operate within a comparable regulatory environment. The chief operating decision maker ("CODM") reviews the business on a consolidated basis to assess performance and make operating decisions. The Company has only one operating segment because of its organizational and management structure, as well as information used by the CODM to make decisions about resource allocation and assess performance.
The CODM uses consolidated net income (loss), as reported on the unaudited condensed consolidated statements of operations, as a measure when determining where to make investments to achieve growth initiatives and assess the Company’s ability to pay dividends. The CODM manages the business using consolidated expenses as reported on the unaudited condensed consolidated statements of operations, as well as regularly provided forecasted expense information for the single operating segment when making decisions about the allocation of operating and capital resources. Details of the Company's assets provided to the CODM are consistent with those reported on the unaudited condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents, restricted cash and liabilities.

(13)Related Party Transactions
There were no related party transactions other than those disclosed elsewhere in these unaudited condensed consolidated financial statements.

23

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
As of March 31, 2025, the Company expects to incur approximately $41,000, excluding noncontrolling interests' share and potential developer incentive fees or partner buyouts, to substantially fund the consolidated development project commitments, including the vacant development projects placed in service. As of March 31, 2025, the Company has interests in various industrial land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.
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

(15)     Subsequent Events:
Subsequent to March 31, 2025:
•the Company disposed of one facility outside of Chillicothe, Ohio for a gross disposition price of approximately $39,621

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
Unless stated otherwise or the context otherwise requires, when we use the terms the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us,” we refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests are held, and all of the property operating activities are conducted through special purposes entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2025. The results of operations contained herein for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for a full year.
When we use the term “REIT,” we mean real estate investment trust. All references to 2025 and 2024, refer to the periods ending March 31, 2025 and 2024, respectively, and our fiscal year ended December 31, 2024.
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
The terms “FFO,” “Adjusted Company FFO,” and “NOI” are defined below.
The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of LXP Industrial Trust for the three months ended March 31, 2025 and 2024, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2025, which we refer to as the Annual Report. Historical results may not be indicative of future performance.
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

Overview
As of March 31, 2025, we had equity ownership interests in approximately 118 consolidated real estate properties, located in 16 states and containing approximately 57.3 million square feet of rentable space, which were approximately 93.3% leased based upon net rentable square feet.
Our portfolio is primarily Class A warehouse and distribution real estate investments focused in our 12 target markets within the Sunbelt and lower Midwest. We expect to grow in these markets by executing on our development pipeline, including through build-to-suits, and opportunistically acquiring facilities in these markets, including through capital recycling. However, increased financing costs continue to negatively impact transaction activity and development starts in our target markets and the markets where we own properties. Due to this, the current key drivers to growth in our revenue are leasing our vacant development properties and mark-to-market of our lease rollover.
First Quarter 2025 Transaction Summary.
The following summarizes our transactions during the three months ended March 31, 2025.
Leasing Activity.
•Entered into lease extensions encompassing 1.1 million square feet. The average fixed rent on extended leases was $7.85 per square foot compared to the average fixed rent on these leases before extension of $6.37 per square foot. The weighted-average cost of tenant improvements and lease commissions was $1.19 per square foot for the extended leases.
Investments.
•Commenced redevelopment of 250,000 square foot warehouse facility located in Richmond, VA.
Dispositions.
•Disposed of our interest in one facility for a gross sale price of $35.0 million in a non-target market.
Debt.
•Repaid $50.0 million of the $300.0 million term loan.

Critical Accounting Estimates
Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these estimates during the three months ended March 31, 2025.

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

At March 31, 2025, our secured debt was $53.6 million compared to $54.9 million at December 31, 2024. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($70.9 million at March 31, 2025), property sale proceeds and borrowing capacity on our unsecured credit facility ($600.0 million at March 31, 2025, subject to covenant compliance).
Cash flows from operations were $39.0 million for the three months ended March 31, 2025 as compared to $38.9 million for the three months ended March 31, 2024. The increase was primarily related to increased rental revenue related to acquired properties and placing development properties into service and the receipt of a lease termination fee, partially offset by a decrease in cash flow due to property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash provided by (used in) in investing activities totaled $23.2 million and $(27.7) million during the three months ended March 31, 2025 and 2024, respectively. Cash provided by investing activities in 2025 related primarily to proceeds from a property sale, offset by investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash used in investing activities in 2024 related primarily to investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net, partially offset by distributions from non-consolidated entities in excess of accumulated earnings.
Net cash used in financing activities totaled $93.1 million and $47.2 million during the three months ended March 31, 2025 and 2024, respectively. Cash used in financing activities in 2025 was primarily related to the partial repayment of the Term Loan, dividends, and debt service payments, offset by contributions from noncontrolling interests.
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares, including through forward sales contracts.

We may sell up to $350.0 million common shares over the term of the program. We did not sell shares under the ATM program during the three months ended March 31, 2025 and 2024, respectively.

Volatility in the capital markets, including as a result of general economic conditions, may negatively affect our ability to access the capital markets through our ATM program and other offerings.
Share Repurchase Program. In August 2022, our Board of Trustees authorized the repurchase of an additional 10.0 million common shares under our share repurchase program with no expiration date. We did not repurchase any common shares during the three months ended March 31, 2025 and 2024. At March 31, 2025, 6.9 million common shares remained available for repurchase under this authorization.

Dividends. Dividends paid to our common and preferred shareholders were $41.0 million and $39.5 million in the three months ended March 31, 2025 and 2024, respectively.
We declared a quarterly dividend of $0.135 per common share during the three months ended March 31, 2025, which is an increase of $0.005 per common share from the $0.13 per common share quarterly dividend declared during the three months ended March 31, 2024.

Financings. The following presents our outstanding unsecured debt obligations as of March 31, 2025:

	March 31, 2025	Interest Rate		Maturity Date	Issue Price
Term Loan	$250.0	SOFR + 1.10%	(1)(2)	January 2027	—
2023 Senior Notes	300.0	6.750%		November 2028	99.423%
2021 Senior Notes	400.0	2.375%		October 2031	99.758%
2020 Senior Notes	400.0	2.700%		September 2030	99.233%
Trust Preferred Securities	129.1	Three Month SOFR + 1.96%	(3)	April 2037	—
Total unsecured debt	$1,479.1
(1)    Spread includes a 10 basis point daily SOFR adjustment.
(2)    Repaid $50.0 million of the Term Loan, resulting in a loss on debt satisfaction of $0.4 million. The SOFR portion of the interest rate was swapped to 4.31% per annum until January 31, 2027.
(3)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 170 basis points through maturity. $82.5 million is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of March 31, 2025, the weighted average interest rate of the Trust Preferred Securities was 5.58%, which includes the effect of the interest rate swaps.
The senior notes are unsecured and require interest payments semi-annually in arrears. We may redeem the senior notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the senior notes being redeemed plus a make-whole premium.
We have an unsecured credit agreement with KeyBank National Association, as agent for a revolving credit facility of up to $600,000, subject to covenant compliance. The revolving credit facility matures in July 2026 and can be extended to July 2027, subject to certain conditions. The interest rate ranges from SOFR (plus a 0.10% index adjustment) plus an interest rate spread ranging from 0.725% to 1.400%, and the revolving credit facility allows for further reductions upon the achievement of to-be-determined sustainability metrics. We had no borrowings under the $600,000 revolving credit facility as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Development Costs
As of March 31, 2025, the aggregate amount of our consolidated development and redevelopment projects included in investment in real estate under construction are $17.5 million. We expect to incur approximately $41.0 million of additional costs, excluding noncontrolling interests' share and potential developer incentive fees or partner buyouts, to fund all of the remaining costs for our consolidated development project commitments, including vacation development projects placed in service. However, the risks associated with development, including supply chain issues, which may be exacerbated as a result of international trade conflicts associated with tariffs, could adversely impact our estimates. As of March 31, 2025, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate the timing of any required fundings for potential development projects on these parcels.

Results of Operations
Three months ended March 31, 2025 compared with three months ended March 31, 2024. The increase in net income attributable to common shareholders of $19.2 million was primarily due to the items discussed below.
The increase in rental revenue of $2.7 million was primarily due to an aggregate increase in rental revenue of $8.4 million primarily due to properties placed in service, acquisitions and leasing, partially offset by a decrease in rental revenue of $5.7 million due to property sales and vacancies.
The increase in depreciation and amortization expense of $3.0 million was primarily due to properties acquired and/or completed and placed in service.
The increase in general and administrative expense of $0.9 million was primarily due to the increase in employee compensation, corporate rent expense and a decrease in capitalized payroll.

The decrease in non-operating income of $3.2 million was primarily due to a decrease in interest income earned from investing in short-term investments.
The decrease in interest and amortization expense of $0.7 million was primarily due to a $2.2 million decrease in interest expense related to the 2024 Senior Notes that were repaid in full in 2024 and a decrease of $0.6 million related to the Trust Preferred Securities. These amounts were partially offset by a $0.4 million increase in interest expense related to the Term Loan and a decrease in capitalized interest of $1.7 million due to properties placed into service during 2024.
The increase in gain on sale of real estate of $24.6 million was related to the disposition of one property in 2025 and no dispositions in 2024.
The increase in net loss attributable to noncontrolling interests of $0.5 million is primarily related to the recognition of the noncontrolling interests' share of operating losses related to development projects placed into service vacant during 2024.
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
The following presents our consolidated same-store NOI, for the three months ended March 31, 2025 and 2024 ($000's):

	Three Months Ended March 31,
	2025	2024
Total cash base rent	$64,080	$60,992
Tenant reimbursements	14,817	13,530
Property operating expenses	(15,311)	(14,106)
Same-store NOI	$63,586	$60,416
Our same-store NOI increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 by 5.2%, primarily due to an increase in cash base rents. As of March 31, 2025 and March 31, 2024, our historical same-store square footage leased was 99.2% and 98.9%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months Ended March 31,
	2025	2024
Net income	$18,162	$(555)

Interest and amortization expense	16,280	16,984
Provision for income taxes	215	125
Depreciation and amortization	50,512	47,509
General and administrative	10,390	9,493
Non-operating/fee income	(1,490)	(4,813)
Gain on sale of real estate	(24,635)	—
Loss on debt satisfaction	350	—
Equity in losses of non-consolidated entities	980	1,281
Straight-line adjustments	(959)	(2,702)
Lease incentives	446	138
Amortization of above/below market leases	(1,115)	(449)
Sales-types lease adjustments	—	(597)
NOI	$69,136	$66,414

Less NOI:
Acquisitions, expansions, developments, redevelopments and dispositions	(5,550)	(5,998)
Same-Store NOI	$63,586	$60,416

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and Adjusted Company FFO available to all equityholders for the three months ended March 31, 2025 and 2024 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2025	2024
Basic and Diluted:
Net income (loss) attributable to common shareholders	$17,279	$(1,931)
Adjustments:
Depreciation and amortization - real estate	48,822	46,208
Amortization of leasing commissions	1,690	1,301
Joint venture and noncontrolling interest adjustment	1,207	1,563
Gain on sale of real estate	(24,635)	—
FFO available to common shareholders - basic	44,363	47,141
Preferred dividends	1,572	1,572
Amount allocated to participating securities	127	90
FFO available to all equityholders - diluted	46,062	48,803
Allowance for credit losses	—	(5)
Loss on debt satisfaction	350	—
Adjusted Company FFO available to all equityholders - diluted	$46,412	$48,798

Per Common Share Amounts
Basic:
FFO	$0.15	$0.16

Diluted:
FFO	$0.16	$0.16
Adjusted Company FFO	$0.16	$0.16

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	291,706,064	291,288,383

Diluted:
Weighted-average common shares outstanding - diluted EPS	292,298,271	291,288,383
Preferred shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	297,008,841	295,998,953

Off-Balance Sheet Arrangements
As of March 31, 2025, we had investments in various real estate entities with varying structures. The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $432.3 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $46.6 million and $129.1 million at March 31, 2025 and 2024, which represented 3.0% and 7.2%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended March 31, 2025 and 2024, our variable-rate indebtedness had a weighted-average interest rate of 6.3% and 7.3%, respectively, and had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2025 and 2024 would have increased by $0.1 million and $0.3 million, respectively. As of March 31, 2025 and 2024, our aggregate principal consolidated fixed-rate debt was $1.5 billion and $1.7 billion, respectively, which represented 97.0% and 92.8%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of March 31, 2025. We believe the fair value is indicative of the interest rate environment as of March 31, 2025, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.4 billion as of March 31, 2025.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2025, we had interest rate swap agreements (see Note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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

ITEM 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.
There were no repurchases of our common shares during the three months ended March 31, 2025 pursuant to publicly announced repurchase plans.
ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information
During the three months ended March 31, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.4	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.5	—	Indenture, dated as of May 9, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.6	—
Second Supplemental Indenture, dated as of August 28, 2020, among the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 28, 2020)(1)

4.7	—
Third Supplemental Indenture, dated as of August 30, 2021, among the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 30, 2021)(1)

4.8	—
Fourth Supplemental Indenture, dated as of November 13, 2023, among the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2023)(1)

10.1	—	Letter Agreement, dated May 24, 2024, between Nathan Brunner and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 3, 2025)(1, 4)
31.1	—	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2025 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	May 1, 2025	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	May 1, 2025	By:	/s/ Nathan Brunner
Nathan Brunner
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)