Form 10-Q
period 2025-06-30
LXP Industrial Trust
filed 2025-07-30
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 295,786,195 common shares of beneficial interest, par value $0.0001 per share, as of July 29, 2025.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2025	December 31, 2024

Assets:
Real estate, at cost	$4,126,352	$4,176,294
Real estate - intangible assets	313,296	318,444
Land held for development	82,945	82,827
Investments in real estate under construction	33,735	5,947
Real estate, gross	4,556,328	4,583,512
Less: accumulated depreciation and amortization	(1,111,597)	(1,047,166)
Real estate, net	3,444,731	3,536,346
Right-of-use assets, net	14,250	16,484
Cash and cash equivalents	70,976	101,836
Restricted cash	247	237
Investments in non-consolidated entities	38,416	40,018
Deferred expenses, net	38,227	39,820
Rent receivable - current	3,149	2,052
Rent receivable - deferred	85,301	85,757
Other assets	21,833	20,762
Total assets	$3,717,130	$3,843,312

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$52,260	$54,930
Term loan payable, net	248,615	297,814
Senior notes payable, net	1,090,411	1,089,373
Trust preferred securities, net	100,074	127,893
Dividends payable	41,544	41,164
Operating lease liabilities	14,730	17,114
Accounts payable and other liabilities	53,681	57,055
Accrued interest payable	10,337	10,517
Deferred revenue - including below-market leases, net	4,873	6,751
Prepaid rent	14,431	19,918
Total liabilities	1,630,956	1,722,529

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 295,756,383 and 294,499,790 shares issued and outstanding in 2025 and 2024, respectively	30	29
Additional paid-in-capital	3,320,069	3,315,104
Accumulated distributions in excess of net income	(1,351,361)	(1,316,993)
Accumulated other comprehensive income	1,601	6,136
Total shareholders’ equity	2,064,355	2,098,292
Noncontrolling interests	21,819	22,491
Total equity	2,086,174	2,120,783
Total liabilities and equity	$3,717,130	$3,843,312

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross revenues:
Rental revenue	$86,744	$84,768	$174,637	$169,975
Other revenue	975	1,018	1,945	2,062
Total gross revenues	87,719	85,786	176,582	172,037
Expense applicable to revenues:
Depreciation and amortization	(49,362)	(48,347)	(99,874)	(95,856)
Property operating	(15,875)	(15,482)	(33,004)	(30,670)
General and administrative	(9,630)	(9,248)	(20,020)	(18,741)
Non-operating income	744	2,734	1,264	6,503
Interest and amortization expense	(16,467)	(17,603)	(32,747)	(34,587)
Gain on debt satisfaction, net	1,143	—	793	—
Transaction costs	(38)	(498)	(38)	(498)
Change in allowance for credit loss	—	(14)	—	(9)
Gain on sale or disposal of, and recovery on, real estate, net	31,320	8,352	55,955	8,352
Gain on change in control of a subsidiary	—	209	—	209
Income before provision for income taxes and equity in losses of non-consolidated entities	29,554	5,889	48,911	6,740
Provision for income taxes	(199)	(83)	(414)	(208)
Equity in losses of non-consolidated entities	(958)	(1,005)	(1,938)	(2,286)
Net income	28,397	4,801	46,559	4,246
Net loss attributable to noncontrolling interests	735	625	1,551	911
Net income attributable to LXP Industrial Trust shareholders	29,132	5,426	48,110	5,157
Dividends attributable to preferred shares - Series C	(1,573)	(1,573)	(3,145)	(3,145)
Allocation to participating securities	(109)	(78)	(236)	(168)
Net income attributable to common shareholders	$27,450	$3,775	$44,729	$1,844

Net income attributable to common shareholders - per common share basic	$0.09	$0.01	$0.15	$0.01
Weighted-average common shares outstanding - basic	291,872,243	291,403,985	291,789,613	291,346,184

Net income attributable to common shareholders - per common share diluted	$0.09	$0.01	$0.15	$0.01
Weighted-average common shares outstanding - diluted	292,208,168	291,615,350	292,253,680	291,451,866
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$28,397	$4,801	$46,559	$4,246
Other comprehensive income (loss):
Change in unrealized loss on interest rate swaps, net	(1,329)	(2,243)	(4,518)	(3,344)
Company's share of other comprehensive income (loss) of non-consolidated entities	4	17	(17)	58
Other comprehensive loss	(1,325)	(2,226)	(4,535)	(3,286)
Comprehensive income	27,072	2,575	42,024	960
Comprehensive loss attributable to noncontrolling interests	735	625	1,551	911
Comprehensive income attributable to LXP Industrial Trust shareholders	$27,807	$3,200	$43,575	$1,871
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Three months ended June 30, 2025	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance March 31, 2025	$2,096,854	1,935,400	$94,016	295,728,056	$30	$3,317,057	$(1,339,223)	$2,926	$22,048
Issuance of partnership interest in real estate	546	—	—	—	—	—	—	—	546
Share based compensation, net	3,012	—	—	28,327	—	3,012	—	—	—
Dividends/distributions ($0.135 per common share)	(41,310)	—	—	—	—	—	(41,270)	—	(40)
Net income (loss)	28,397	—	—	—	—	—	29,132	—	(735)
Other comprehensive loss	(1,329)	—	—	—	—	—	—	(1,329)	—
Company's share of other comprehensive income of nonconsolidated entities	4	—	—	—	—	—	—	4	—
Balance June 30, 2025	$2,086,174	1,935,400	$94,016	295,756,383	$30	$3,320,069	$(1,351,361)	$1,601	$21,819

Three months ended June 30, 2024
Balance March 31, 2024	$2,220,514	1,935,400	$94,016	294,289,569	$29	$3,327,682	$(1,241,595)	$8,423	$31,959
Issuance of partnership interest in real estate	201	—	—	—	—	—	—	—	201
Purchase of noncontrolling interest in consolidated joint venture	(22,988)	—	—	—	—	(20,447)	—	—	(2,541)
Change in control of a subsidiary	(2,503)	—	—	—	—	—	—	—	(2,503)
Share based compensation, net	2,530	—	—	24,987	—	2,530	—	—	—
Dividends/distributions ($0.13 per common share)	(39,817)	—	—	—	—	—	(39,664)	—	(153)
Net income (loss)	4,801	—	—	—	—	—	5,426	—	(625)
Other comprehensive loss	(2,243)	—	—	—	—	—	—	(2,243)	—
Company's share of other comprehensive income of nonconsolidated entities	17	—	—	—	—	—	—	17	—
Balance June 30, 2024	$2,160,512	1,935,400	$94,016	294,314,556	$29	$3,309,765	$(1,275,833)	$6,197	$26,338

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Six months ended June 30, 2025	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2024	$2,120,783	1,935,400	$94,016	294,499,790	$29	$3,315,104	$(1,316,993)	$6,136	$22,491
Issuance of partnership interest in real estate	989	—	—	—	—	—	—	—	989
Share based compensation, net	4,966	—	—	1,256,593	1	4,965	—	—	—
Dividends/distributions ($0.27 per common share)	(82,588)	—	—	—	—	—	(82,478)	—	(110)
Net income (loss)	46,559	—	—	—	—	—	48,110	—	(1,551)
Other comprehensive loss	(4,518)	—	—	—	—	—	—	(4,518)	—
Company's share of other comprehensive (loss) of nonconsolidated entities	(17)	—	—	—	—	—	—	(17)	—
Balance June 30, 2025	$2,086,174	1,935,400	$94,016	295,756,383	$30	$3,320,069	$(1,351,361)	$1,601	$21,819

Six months ended June 30, 2024
Balance December 31, 2023	$2,265,457	1,935,400	$94,016	293,449,088	$29	$3,330,383	$(1,201,824)	$9,483	$33,370
Issuance of partnership interest in real estate	665	—	—	—	—	—	—	—	665
Purchase of noncontrolling interest in consolidated joint venture	(27,898)	—	—	—	—	(23,843)	—	—	(4,055)
Change in control of a subsidiary	(2,503)	—	—	—	—	—	—	—	(2,503)
Share based compensation, net	3,225	—	—	865,468	—	3,225	—	—	—
Dividends/distributions ($0.26 per common share)	(79,394)	—	—	—	—	—	(79,166)	—	(228)
Net income (loss)	4,246	—	—	—	—	—	5,157	—	(911)
Other comprehensive loss	(3,344)	—	—	—	—	—	—	(3,344)	—
Company's share of other comprehensive income of nonconsolidated entities	58	—	—	—	—	—	—	58	—
Balance June 30, 2024	$2,160,512	1,935,400	$94,016	294,314,556	$29	$3,309,765	$(1,275,833)	$6,197	$26,338

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities:	$83,278	$77,369
Cash flows from investing activities:
Investment in real estate under construction	(11,720)	(58,812)
Capital expenditures	(11,765)	(3,696)
Insurance proceeds	1,034	—
Net proceeds from sale of real estate	73,502	15,493
Investments in non-consolidated entities	(354)	(699)
Distributions from non-consolidated entities in excess of accumulated earnings	—	2,155
Deferred leasing costs	(1,930)	(2,759)
Maturity of held-to-maturity securities	—	130,000
Change in real estate deposits, net	(1,152)	378
Net cash provided by in investing activities	47,615	82,060
Cash flows from financing activities:
Dividends to common and preferred shareholders	(82,098)	(79,070)
Principal amortization payments	(2,760)	(2,663)
Principal payments on debt, excluding normal amortization	(50,000)	—
Repurchase of trust preferred securities	(26,725)	—
Repurchase of senior notes	—	(198,932)
Cash contributions from noncontrolling interests	990	665
Cash distributions to noncontrolling interests	(110)	(228)
Purchase of noncontrolling interests	—	(27,873)
Issuance of common shares, net of costs and repurchases to settle tax obligations	(1,040)	(1,889)
Net cash used in financing activities	(161,743)	(309,990)
Change in cash, cash equivalents and restricted cash	(30,850)	(150,561)
Cash, cash equivalents and restricted cash, at beginning of period	102,073	199,463
Cash, cash equivalents and restricted cash, at end of period	$71,223	$48,902

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$101,836	$199,247
Restricted cash at beginning of period	237	216
Cash, cash equivalents and restricted cash at beginning of period	$102,073	$199,463

Cash and cash equivalents at end of period	$70,976	$48,676
Restricted cash at end of period	247	226
Cash, cash equivalents and restricted cash at end of period	$71,223	$48,902
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$30,921	$35,561
Income taxes paid	$652	$588

Supplemental schedule of non-cash investing activities:
Accounts payable related to Investment in real estate under construction	$14,023	$32,474
Reclassification of Real estate, net to Investments in real estate under construction	$24,550	$—
Deconsolidation of Lombard Street Lots, LLC in Real estate, at cost	$—	$4,605
Deconsolidation of Lombard Street Lots, LLC in Investments in non-consolidated entities	$—	$2,311
Deconsolidation of Lombard Street Lots, LLC in Noncontrolling interests	$—	$2,503
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
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
As of June 30, 2025, the Company had ownership interests in approximately 116 consolidated real estate properties, located in 16 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2025 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025 (“Annual Report”).
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
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
As of June 30, 2025, the Company had interests in five consolidated joint ventures with developers, consisting of three development projects and two land joint ventures with ownership interests ranging from 80.0% to 95.5%. Each joint venture acquired land parcels for industrial development of which three development projects were substantially completed and placed into service. The Company determined that the joint ventures are variable interest entities in accordance with the applicable accounting guidance. The Company concluded that it is the primary beneficiary in each of the joint ventures and as such, the joint ventures' operations are consolidated in the Company's Condensed Consolidated Financial Statements.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Real estate, net	$377,378	$380,563
Total assets	$390,500	$392,791
Total liabilities	$9,507	$8,603
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
Reclassification of Prior Period Amounts. Reclassification of certain prior period amounts have been made to conform to the current year presentation. During the period ended June 30, 2025, the Company combined certain line items in the Condensed Consolidated Statements of Changes in Equity. The Company determined that separate disclosure for certain line items was not meaningful to the users of the financial statements. The Issuance of common shares and deferred compensation amortization, net, Repurchase of common shares to settle tax obligations and Forfeiture of employee common shares line items are now combined in the new Share based compensation, net line item. The combination of line items did not affect the total equity balance, net income, or earnings per share in any of the periods reported.
Insurance Recoveries. The Company maintains comprehensive property and casualty insurance policies covering physical asset damage and business interruptions. Upon occurrence of damage to a property, the Company records the estimated amount of expected insurance proceeds for the property damage, clean-up costs and other losses incurred as an asset (typically as a receivable from the insurance carrier) and income up to the amount of losses incurred when the receipt of the insurance proceeds is deemed probable. Any amount of insurance proceeds in excess of the losses incurred is considered a gain contingency and is recognized in the period in which the insurance proceeds are received.
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
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
In January 2025, the FASB issued ASU 2025-01, as an update to ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 31, 2027. The Company is currently evaluating ASU 2024-03 to determine its impact on its financial statement disclosures.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
BASIC
Net income attributable to common shareholders	$27,450	$3,775	$44,729	$1,844
Weighted-average number of common shares outstanding - basic	291,872,243	291,403,985	291,789,613	291,346,184

Net income attributable to common shareholders - per common share basic	$0.09	$0.01	$0.15	$0.01

DILUTED
Net income attributable to common shareholders - basic	$27,450	$3,775	$44,729	$1,844

Weighted-average common shares outstanding - basic	291,872,243	291,403,985	291,789,613	291,346,184
Effect of dilutive securities:
Unvested share-based payment awards	335,925	211,365	464,067	105,682
Weighted-average common shares outstanding - diluted	292,208,168	291,615,350	292,253,680	291,451,866

Net income attributable to common shareholders - per common share diluted	$0.09	$0.01	$0.15	$0.01
For amounts per common share, generally all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Calculation of dilutive earnings requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the dilutive earnings per share calculation as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested participating securities	—	—	6,017	—
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570

(3)Investments in Real Estate
As of June 30, 2025, the details of the development arrangements outstanding are as follows (in $000's, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 6/30/2025(1)	LXP Amount Funded as of 6/30/2025(2)	Estimated Base Building Completion Date	% Leased as of 6/30/2025
Redevelopment Project
Orlando (100.0%)(3)	1	Central, FL	350,990	$9,400	$14,303	$254	1Q 2026	—%
Richmond (100.0%)(4)	1	Richmond, VA	252,351	3,700	11,244	201	1Q 2026	—%
Total Redevelopment Projects	2		603,341	$13,100	$25,547	$455

Land Infrastructure Improvements
Reems & Olive (95.5%)(5)	N/A	Phoenix, AZ	N/A	15,381	8,188	8,446	N/A	N/A

Total	2		603,341	$28,481	$33,735	$8,901
(1)    Excludes leasing costs, incomplete costs and developer incentive fees or partner promotes if any.
(2)    Excludes noncontrolling interests' share.
(3)    During the quarter ended June 30, 2025, the tenant vacated the building and the Company began redeveloping the property.
(4)    During the quarter ended March 31, 2025, the tenant vacated the building, which is part of a four building integrated campus, and the Company began redeveloping the property into a standalone warehouse and distribution facility.
(5)    Represents infrastructure development costs to prepare the land for vertical development.
As of June 30, 2025, the Company's aggregate investment in the ongoing development arrangements was $33,735. This amount included capitalized interest of $56 for the six months ended June 30, 2025 and is presented as Investments in real estate under construction in the accompanying unaudited Condensed Consolidated Balance Sheet. For the six months ended June 30, 2024, capitalized interest for development arrangements was $869.
As of June 30, 2025, the details of the land held for industrial development are as follows (in $000's, except acres):

Project (% owned)	Market	Approx. Developable Acres	GAAP Investment Balance as of 6/30/2025	LXP Amount Funded as of 6/30/2025(1)

Reems & Olive (95.5%)	Phoenix, AZ	315	$75,352	$74,239
Mt. Comfort Phase II (80.0%)	Indianapolis, IN	116	5,861	4,738
ATL Fairburn (100.0%)	Atlanta, GA	14	1,732	1,768
		445	$82,945	$80,745
(1)    Excludes noncontrolling interests' share.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(4)Dispositions and Impairment
The following table summarizes the Company's dispositions during the six months ended June 30, 2025 and June 30, 2024, respectively.

Sale of real estate (dollars in $000's)	June 30, 2025	June 30, 2024
Number of buildings	2	2
Building square feet	731,127	338,301
Net proceeds from sale of real estate	$73,502	$15,493
Net book value	$17,467	$9,018
Gain on the sale of real estate(1)	$56,035	$8,352
(1)    For the six months ended June 30, 2025, excludes a net casualty loss of $80, which represents the Company's insurance deductible relating to the fire at the warehouse facility located in McDonough, Georgia that occurred on May 10, 2025.
The Company had no property classified as held for sale as of June 30, 2025 and as of December 31, 2024.
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
The Company did not incur any impairment charges on real estate during the six months ended June 30, 2025 and June 30, 2024.
On May 10, 2025, the Company experienced a fire at a warehouse facility located in McDonough, Georgia, which resulted in damage to certain property, plant and equipment. The affected assets primarily included a portion of the roof and a small portion of the exterior wall of the building. Based on the preliminary assessment, the Company recorded an estimated loss of $1,329 offset by $1,249 in insurance proceeds receivable that the Company believes are probable of receipt. The net casualty loss of $80, which represents the non-reimbursable portion of the Company's insurance deductible, is included in Gain on sale or disposal of, and recovery on, real estate, net in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2025. As of June 30, 2025, the final damage assessment and settlement with the insurance carrier are still pending and the timing and final values remain subject to the final assessment and confirmation with the insurance carrier.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2025	Fair Value Measurements Using
Description		(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,616	$—	$1,616	$—

	As of	Fair Value Measurements Using
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$6,134	$—	$6,134	$—
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2025 and December 31, 2024, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,491,360	$1,401,620	$1,570,010	$1,459,062
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of		Equity in earnings (losses) of non-consolidated entities
Investment	June 30, 2025	June 30, 2025	December 31, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NNN MFG Cold JV L.P. ("MFG Cold JV")(1)	20%	$8,873	$10,428	$(1,538)	$(1,986)
NNN Office JV L.P. ("NNN JV")(2)	20%	14,980	15,189	(210)	(74)
Etna Park 70, LLC(3)	90%	9,871	9,732	(107)	(134)
Etna Park East LLC(4)	90%	2,381	2,360	(85)	(92)
Lombard Street Lots, LLC (5)	44.1%	2,311	2,309	2	—
		$38,416	$40,018	$(1,938)	$(2,286)
(1)    MFG Cold JV is a joint venture formed in 2021 that owns special purpose industrial properties formerly owned by the Company.
(2)    NNN JV is a joint venture formed in 2018 that owns office properties formerly owned by the Company.
(3)    Joint venture formed in 2017 with a developer entity that owns land for industrial development.
(4)    Joint venture formed in 2019 with a developer entity that owns land for industrial development.
(5)    The Company ceased to consolidate the operations of Lombard Street Lots, LLC in 2024. Lombard Street Lots, LLC ground leases a parcel of land to a parking operator.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions and asset management. Advisory fees earned from these non-consolidated investments for the six months ended June 30, 2025 and 2024 were $1,945 and $2,062, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
(7)Debt
The Company had the following debt obligations outstanding as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	Interest Rate		Maturity Date
SECURED DEBT:
Mortgages:
Goodyear, AZ	$39,018	$39,418	4.290%	(1)	August 2031
Long Island City, NY	13,737	16,097	3.500%	(1)	March 2028
Principal balance outstanding	52,755	55,515
Unamortized debt issuance costs	(495)	(585)
Total Mortgages and notes payable, net	$52,260	$54,930

UNSECURED DEBT:
Term Loan	$250,000	$300,000	SOFR + 1.10%	(2)(3)	January 2027
2023 Senior Notes	300,000	300,000	6.750%		November 2028
2020 Senior Notes	400,000	400,000	2.700%		September 2030
2021 Senior Notes	400,000	400,000	2.375%		October 2031
Trust Preferred Securities	100,995	129,120	Three Month SOFR + 1.96%	(4)(5)	April 2037
Principal balance outstanding	$1,450,995	$1,529,120
Unamortized debt discount	(3,358)	(3,731)
Unamortized debt issuance costs	(8,537)	(10,309)
Total unsecured debt, net	$1,439,100	$1,515,080
Total debt obligations	$1,491,360	$1,570,010
(1)    The weighted-average interest rate at June 30, 2025 and December 31, 2024 was approximately 4.1%.
(2)     Spread includes a 0.10% daily SOFR adjustment.
(3)    During the quarter ended March 31, 2025, the Company repaid $50,000 of the Term Loan, resulting in a loss on debt satisfaction of $350. The SOFR portion of the interest rate was swapped to 4.31% per annum until January 31, 2027.
(4)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82,500 is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of June 30, 2025, the weighted average interest rate of the Trust Preferred Securities was 5.39%, which includes the effect of the interest rate swaps.
(5)    During the quarter ended June 30, 2025, the Company repurchased $28,125 of the Trust Preferred Securities for a cash payment of $26,940, including accrued interest of $215, which resulted in a gain on debt satisfaction, net of $1,143, including a write off of $257 in deferred financing costs. The Trust Preferred Securities, which are classified as debt are redeemable by the Company.
The Company capitalized $137 and $2,687 of interest expense for the six months ended June 30, 2025 and 2024, respectively.
The Company has an unsecured credit agreement with KeyBank National Association, as agent for a revolving credit facility of up to $600,000, subject to covenant compliance. The revolving credit facility matures in July 2026 and can be extended to July 2027, subject to certain conditions. The interest rate ranges from SOFR (plus a 0.10% index adjustment) plus and interest rate spread ranging from 0.725% to 1.400%, and the revolving credit facility allows for further reductions upon the achievement of to-be-determined sustainability metrics. The Company had no borrowings under the $600,000 revolving credit facility as of June 30, 2025 and December 31, 2024.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2025 and 2024.
The following table summarizes the terms of our outstanding derivative financial instruments on the Company's balance sheet as of June 30, 2025 and December 31, 2024:

Derivative Type	Number of Instruments	Effective Date	Maturity Date	Notional Value	Fair Value of Asset
					June 30, 2025	December 31, 2024
Term Loan Interest Rate Swap	4	7/1/2022	1/31/2025	$300,000	$—	$678
Term Loan Interest Rate Swap	5	1/31/2025	1/31/2027	250,000	1,326	3,762
Trust Preferred Securities Interest Rate Swap	2	10/30/2024	10/30/2027	82,500	290	1,694
				$632,500	$1,616	$6,134
During the next 12 months, the Company estimates that an additional $1,953 will be reclassified as a decrease in interest expense if the swaps remain outstanding.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The table below presents the effect of the Company's derivative financial instruments on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024:

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives June 30,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income(1) June 30,
Hedging Relationships	2025	2024	2025	2024
Interest Rate Swaps	$(2,214)	$2,279	$(2,304)	$(5,623)
The Company's share of non-consolidated entity's interest rate cap	(43)	220	26	(162)
Total	$(2,257)	$2,499	$(2,278)	$(5,785)
(1)    Amounts reclassified from accumulated other comprehensive income (loss) for the Company's interest rate swaps are included in interest expense and for the Company's share of non-consolidated entity's interest rate cap are reclassified to Equity in earnings (losses) of non-consolidated entities within the unaudited Condensed Consolidated Statements of Operations.
Total interest expense presented in the unaudited Condensed Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, was $32,747 and $34,587 for the six months ended June 30, 2025 and 2024, respectively.
The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2025, the Company had not posted any collateral related to the agreements.

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
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company elected that the lease and non-lease components in its leases are a single lease component, which is, therefore, being recognized as rental revenue in its unaudited Condensed Consolidated Statements of Operations. The primary non-lease service included within rental revenue is common area maintenance services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the six months ended June 30, 2025, the Company incurred $60 of costs that were incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating leases and sales-type lease for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2025	2024	2025	2024
Fixed	$72,285	$69,748	$145,175	$139,760
Sales-type lease income	—	1,917	—	3,816
Variable(1)	14,459	13,103	29,462	26,399
Total	$86,744	$84,768	$174,637	$169,975
(1) Primarily comprised of tenant reimbursements.

Future fixed rental receipts for operating leases assuming no new or re-negotiated leases as of June 30, 2025 were as follows:

Operating
2025 - remainder	$141,742
2026	278,808
2027	242,688
2028	207,663
2029	181,346
2030	138,990
Thereafter	395,809
Total	$1,587,046
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
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of June 30, 2025. The leases have remaining lease terms of up to 32 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
Weighted-average remaining lease term
Operating leases (years)	9.0	8.6
Weighted-average discount rate
Operating leases	4.2%	4.1%
The components of lease expense for the six months ended June 30, 2025 and 2024 were as follows:

Income Statement Classification	Fixed	Variable	Total
2025:
Property operating	$1,718	$15	$1,733
General and administrative(1)	954	169	1,123
Total	$2,672	$184	$2,856

2024:
Property operating	$1,756	$15	$1,771
General and administrative	788	124	912
Total	$2,544	$139	$2,683
(1) For the six months ended June 30, 2025 and 2024, the general and administrative lease expense excludes a reduction of $451 and $267, respectively, to lease expense for the sublease of the Company's office space in New York, New York.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
The Company recognized sublease income related to its ground leases in rental revenue of $1,622 and $1,660 for the six months ended June 30, 2025 and 2024, respectively.
The following table shows the Company's maturity analysis of its operating lease liabilities as of June 30, 2025:

Operating Leases
2025 - remainder	$2,616
2026	4,451
2027	3,968
2028	1,356
2029	518
2030	301
Thereafter	5,095
Total lease payments	$18,305
Less: Imputed interest	(3,575)
Present value of lease liabilities	$14,730

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2025 and 2024, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)Equity
Shareholders' Equity
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.
The Company may, from time to time, sell up to $350,000 of common shares over the term of the ATM program. During the six months ended June 30, 2025 and 2024, the Company did not sell shares under the ATM program.

Stock Based Compensation. During the six months ended June 30, 2025 and 2024, the Company issued 52,556 and 50,505, respectively, of fully vested common shares to members of the Company's Board of Trustees with a fair value of $468 and $450, respectively.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 10,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. No common shares were repurchased during the six months ended June 30, 2025 and 2024. As of June 30, 2025, 6,874,241 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of June 30, 2025.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 and 2024
(Unaudited and dollars in thousands, except share/unit and per share/unit data)
Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at June 30, 2025. The shares have a dividend of $3.25 per share per annum and a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of June 30, 2025, each share was convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$6,136	$9,483
Other comprehensive income before reclassifications	(2,257)	2,499
Amounts of (income) reclassified from accumulated other comprehensive income to interest expense	(2,278)	(5,785)
Balance at end of period	$1,601	$6,197

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
As of June 30, 2025, the Company expects to incur approximately $44,000, excluding noncontrolling interests' share and potential developer incentive fees or partner buyouts, to substantially fund the consolidated development project commitments, including the vacant development projects placed in service. As of June 30, 2025, the Company has interests in various industrial land parcels held for development. The Company is unable to estimate the timing of any required funding for the potential development projects on these parcels.
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

(15)     Subsequent Events
The Company has evaluated all events subsequent to June 30, 2025. No subsequent events occurred that require adjustments to, recognition of, or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
Unless stated otherwise or the context otherwise requires, when we use the terms the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us,” we refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests are held, and all of the property operating activities are conducted through special purposes entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025. The results of operations contained herein for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for a full year.
When we use the term “REIT,” we mean real estate investment trust. All references to 2025 and 2024, refer to the periods ending June 30, 2025 and 2024, respectively, and our fiscal year ended December 31, 2024.
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
The terms “FFO,” “Adjusted Company FFO,” and “NOI” are defined below.
The following is a discussion and analysis of the unaudited condensed consolidated financial condition and results of operations of LXP Industrial Trust for the three and six months ended June 30, 2025 and 2024, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2025, which we refer to as the Annual Report. Historical results may not be indicative of future performance.
New Tax Legislation. Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the “Code”), (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.
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
Overview
As of June 30, 2025, we had equity ownership interests in approximately 116 consolidated real estate properties, located in 16 states and containing approximately 56.4 million square feet of rentable space, which were approximately 94.1% leased based upon net rentable square feet.
Our portfolio primarily consists of Class A warehouse and distribution real estate investments in our 12 target markets within the Sunbelt and lower Midwest. We expect to grow in these markets by executing on our development pipeline, including through build-to-suits, and opportunistically acquiring facilities in these markets, including through capital recycling. However, increased financing costs and industrial real estate fundamentals continue to negatively impact development starts in our target markets and the markets where we own properties. Due to this, the current key drivers to growth in our revenues are leasing our vacant development properties and mark-to-market of our lease rollover.
Second Quarter 2025 Transaction Summary.
The following summarizes our transactions during the three months ended June 30, 2025.
Leasing Activity.
•Entered into lease extensions encompassing 0.1 million square feet. The average fixed rent on extended leases was $11.36 per square foot compared to the average fixed rent on these leases before extension of $9.63 per square foot. The weighted-average cost of tenant improvements and lease commissions was $3.11 per square foot for the extended leases.
•Leased a 1.1 million square foot vacant facility with an initial Cash Base Rent of $5.50 per square foot.
Investments.
•Commenced redevelopment of a 350,000 square foot warehouse facility.
Debt.
•Repurchased $28.1 million of the Company's Trust Preferred Securities at a 5.0% discount to par value.
Dispositions.
•Disposed of our interest in one facility for $39.6 million.

Critical Accounting Estimates
Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these estimates during the six months ended June 30, 2025.

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
As of June 30, 2025, our secured debt was $52.3 million compared to $54.9 million at December 31, 2024. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($71.0 million at June 30, 2025), property sale proceeds and borrowing capacity on our unsecured credit facility ($600.0 million at June 30, 2025, subject to covenant compliance).
Cash flows from operations were $83.3 million for the six months ended June 30, 2025 as compared to $77.4 million for the six months ended June 30, 2024. The increase was primarily related to increased rental revenue related to acquired properties and placing development properties into service and the receipt of a lease termination fee, partially offset by a decrease in cash flow due to property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash provided by investing activities totaled $47.6 million and $82.1 million during the six months ended June 30, 2025 and 2024, respectively. Cash provided by investing activities in 2025 related primarily to proceeds from property sales and receipt of insurance proceeds, offset by investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash provided by investing activities in 2024 related primarily to redeeming investments in held-to-maturity securities, proceeds from property sales and distributions received from non-consolidated entities, offset by investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net.
Net cash used in financing activities totaled $161.7 million and $310.0 million during the six months ended June 30, 2025 and 2024, respectively. Cash used in financing activities in 2025 was primarily related to the partial repayment of the Term Loan, repurchase of the Trust Preferred Securities, dividends, and debt service payments, offset by contributions from noncontrolling interests.
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares, including through forward sales contracts.

We may sell up to $350.0 million common shares over the term of the program. We did not sell shares under the ATM program during the six months ended June 30, 2025 and 2024, respectively.

Volatility in the capital markets, including as a result of general economic conditions, may negatively affect our ability to access the capital markets through our ATM program and other offerings.
Share Repurchase Program and Repurchase of Debt. In August 2022, our Board of Trustees authorized the repurchase of an additional 10.0 million common shares under our share repurchase program with no expiration date. We did not repurchase any common shares during the six months ended June 30, 2025 and 2024. At June 30, 2025, 6.9 million common shares remained available for repurchase under this authorization.

From time to time, we may repurchase certain of our outstanding debt securities, including our Trust Preferred Securities, in negotiated and/or market transactions. During the six months ended June 30, 2025, we repurchased $28.1 million of our Trust Preferred Securities at a 5.0% discount to par value.
Dividends. Dividends paid to our common and preferred shareholders were $82.1 million and $79.1 million in the six months ended June 30, 2025 and 2024, respectively.

We declared a quarterly dividend of $0.135 per common share during the three months ended June 30, 2025, which is an increase of $0.005 per common share from the $0.13 per common share quarterly dividend declared during the three months ended June 30, 2024.
Financings. The following presents our outstanding unsecured debt obligations as of June 30, 2025:

	June 30, 2025	Interest Rate		Maturity Date	Issue Price
Term Loan	$250.0	SOFR + 1.10%	(1)(2)	January 2027	—
2023 Senior Notes	300.0	6.750%		November 2028	99.423%
2020 Senior Notes	400.0	2.700%		September 2030	99.233%
2021 Senior Notes	400.0	2.375%		October 2031	99.758%
Trust Preferred Securities	101.0	Three Month SOFR + 1.96%	(3)(4)	April 2037	—
Total unsecured debt	$1,451.0
(1)    Spread includes a 0.10% daily SOFR adjustment.
(2)    Repaid $50.0 million of the Term Loan, resulting in a loss on debt satisfaction of $0.4 million. The SOFR portion of the interest rate was swapped to 4.31% per annum until January 31, 2027.
(3)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82.5 million is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of June 30, 2025, the weighted average interest rate of the Trust Preferred Securities was 5.39%, which includes the effect of the interest rate swaps.
(4)    During the quarter ended June 30, 2025, we repurchased $28.1 million of the Trust Preferred Securities for a cash payment of $26.9 million, including accrued interest of $0.2 million, which resulted in a gain on debt satisfaction, net of $1.1 million including a write off of $0.3 million in deferred financing costs. The Trust Preferred Securities are classified as debt.
The senior notes are unsecured and require interest payments semi-annually in arrears. We may redeem the senior notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the senior notes being redeemed plus a make-whole premium.
We have an unsecured credit agreement with KeyBank National Association, as agent for a revolving credit facility of up to $600.0 million subject to covenant compliance. The revolving credit facility matures in July 2026 and can be extended to July 2027, subject to certain conditions. The interest rate ranges from SOFR (plus a 0.10% index adjustment) plus an interest rate spread ranging from 0.725% to 1.400%, and the revolving credit facility allows for further reductions upon the achievement of to-be-determined sustainability metrics. We had no borrowings under the $600.0 million revolving credit facility as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Development Costs
As of June 30, 2025, the aggregate amount of our consolidated development and redevelopment projects included in investment in real estate under construction are $33.7 million. We expect to incur approximately $44.0 million of additional costs, excluding noncontrolling interests' share and potential developer incentive fees or partner buyouts, to fund all of the remaining costs for our consolidated development project commitments, including vacant development projects placed in service. However, the risks associated with development, including supply chain issues, which may be exacerbated as a result of international trade conflicts associated with tariffs, could adversely impact our estimates. As of June 30, 2025, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate the timing of any required fundings for potential development projects on these parcels.

Results of Operations
Three months ended June 30, 2025 compared with three months ended June 30, 2024. The increase in net income attributable to common shareholders of $23.7 million was primarily due to the items discussed below.
The increase in rental revenue of $2.0 million was primarily due to an aggregate increase in rental revenue of $7.5 million primarily due to properties placed in service, acquisitions and leasing, partially offset by a decrease in rental revenue of $5.5 million due to property sales and vacancies.

The increase in depreciation and amortization expense of $1.0 million was primarily due to properties acquired and/or completed and placed in service.
The decrease in non-operating income of $2.0 million was primarily due to a decrease in interest income earned from investing in short-term investments.
The decrease in interest and amortization expense of $1.1 million was primarily due to a $1.9 million decrease in interest expense related to the 2024 Senior Notes that were repaid in full in 2024 and a decrease of $0.6 million related to the Trust Preferred Securities. These amounts were partially offset by a $0.6 million increase in interest expense related to the Term Loan and a decrease in capitalized interest of $0.8 million due to properties placed into service during the three months ended June 2024.
The increase in gain on debt satisfaction, net of $1.1 million was primarily due to the partial repurchase of the Trust Preferred Securities at a 5% discount to par value of $1.4 million and offset by a write off of deferred financing costs of $0.3 million.
The increase in gain on sale of real estate of $23.0 million was related to the higher gains on the dispositions of one property during three months ended June 30, 2025 compared to the two property dispositions during the three months ended June 30, 2024.
Six months ended June 30, 2025 compared with six months ended June 30, 2024. The increase in net income attributable to common shareholders of $43.0 million was primarily due to the items discussed below.
The increase in rental revenue of $4.7 million was primarily due to an aggregate increase in rental revenue of $14.7 million primarily due to properties placed in service, acquisitions and leasing, partially offset by a decrease in rental revenue of $10.0 million due to property sales and vacancies.
The increase in depreciation and amortization expense of $4.0 million was primarily due to properties acquired and/or completed and placed in service.
The increase in property operating expense of $2.3 million was primarily due to an aggregate increase of $1.6 million related to placed in service, acquisitions and leasing, in addition to an increase of $1.8 million related to increases related to real estate taxes, and maintenance and repairs, partially offset by a decrease of $1.1 million related to property sales.
The increase in general and administrative expense of $1.3 million was primarily due to the increase in employee compensation, corporate rent expense and a decrease in capitalized payroll.
The decrease in non-operating income of $5.2 million was primarily due to a decrease in interest income earned on short-term investments which matured in June 2024.
The decrease in interest and amortization expense of $1.8 million was primarily due to a $4.1 million decrease in interest expense related to the 2024 Senior Notes that were repaid in full during the six months ended June 30, 2024. Additionally, interest rate swaps on a portion of the Trust Preferred Securities and a partial repurchase of these securities resulted in a $1.2 million decrease in interest expense during the six months ended June 30, 2025. These amounts were partially offset by a $1.0 million increase in interest expense related to the Term Loan and a decrease in capitalized interest of $2.5 million due to properties placed into service subsequent to June 30, 2024.
The increase in gain on debt satisfaction, net of $0.8 million was primarily due to the repurchase of a portion of the Trust Preferred Securities at a 5% discount to par value of $1.4 million, offset by a write off of deferred financing costs of $0.6 million related to the repurchase of the Trust Preferred Securities and partial repayment of the Term Loan.
The increase in gain on sale of real estate of $47.6 million was related to the higher gains on the dispositions of two properties during the six months ended June 30, 2025 compared to the two property dispositions during the six months ended June 30, 2024.
The increase in net loss attributable to noncontrolling interests of $0.6 million is primarily related to the recognition of the noncontrolling interests' share of operating losses related to development projects placed into service vacant during 2024.

Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned, stabilized and included in our portfolio for the period commencing January 1, 2024 and through the end of the current reporting period. We define NOI as operating revenues (rental income (less GAAP rent adjustments, non-cash income related to sales-type leases and lease termination income, net), and other property income) less property operating expenses. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance because same-store NOI excludes the change in NOI from acquired, expanded and disposed of properties and it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the three and six months ended June 30, 2025 and 2024 ($000's):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total cash base rent	$63,413	$61,235	$126,856	$121,605
Tenant reimbursements	14,277	13,315	29,093	26,845
Property operating expenses	(14,211)	(13,945)	(29,313)	(27,863)
Same-store NOI	$63,479	$60,605	$126,636	$120,587
Our same-store NOI increased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 by 4.7% and 5.0%, respectively, primarily due to an increase in cash base rents. As of June 30, 2025 and 2024, our historical same-store square footage leased was 98.0% and 99.1%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000's):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$28,397	$4,801	$46,559	$4,246

Interest and amortization expense	16,467	17,603	32,747	34,587
Provision for income taxes	199	83	414	208
Depreciation and amortization	49,362	48,347	99,874	95,856
General and administrative	9,630	9,248	20,020	18,741
Transaction costs	38	498	38	498
Non-operating/fee income	(1,719)	(3,752)	(3,209)	(8,565)
Gain on sale or disposal of, and recovery on, real estate, net	(31,320)	(8,352)	(55,955)	(8,352)
Gain on change in control of a subsidiary	—	(209)	—	(209)
Gain on debt satisfaction, net	(1,143)	—	(793)	—
Equity in losses of non-consolidated entities	958	1,005	1,938	2,286
Lease termination income, net	(123)	—	(123)	—
Straight-line adjustments	(2,068)	(1,674)	(3,027)	(4,376)
Lease incentives	453	330	899	468
Amortization of above/below market leases	(756)	(457)	(1,871)	(906)
Sales-types lease adjustments	—	(596)	—	(1,193)
NOI	$68,375	$66,875	$137,511	$133,289

Less NOI:
Acquisitions, expansions, developments, redevelopments and dispositions	(4,896)	(6,270)	(10,875)	(12,702)
Same-Store NOI	$63,479	$60,605	$126,636	$120,587

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and Adjusted Company FFO available to all equityholders for the three and six months ended June 30, 2025 and 2024 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
FUNDS FROM OPERATIONS:	2025	2024	2025	2024
Basic and Diluted:
Net income attributable to common shareholders	$27,450	$3,775	$44,729	$1,844
Adjustments:
Depreciation and amortization - real estate	47,725	46,937	96,547	93,145
Amortization of leasing commissions	1,637	1,410	3,327	2,711
Joint venture and noncontrolling interest adjustment	1,206	1,540	2,412	3,103
Gain on sale or disposal of, and recovery on, real estate, net	(31,320)	(8,635)	(55,955)	(8,635)
Gain on change in control of a subsidiary	—	(209)	—	(209)
FFO available to common shareholders - basic	46,698	44,818	91,060	91,959
Preferred dividends	1,573	1,573	3,145	3,145
Amount allocated to participating securities	109	78	236	168
FFO available to all equityholders - diluted	48,380	46,469	94,441	95,272
Allowance for credit losses	—	14	—	9
Transaction costs, including our share of non-consolidated entities(1)	38	518	38	518
(Gain) loss on debt satisfaction, net, including our share of non-consolidated entities	(1,143)	3	(793)	3
Noncontrolling interest adjustments	—	(100)	—	(100)
Adjusted Company FFO available to all equityholders - diluted	$47,275	$46,904	$93,686	$95,702

Per Common Share Amounts
Basic:
FFO	$0.16	$0.15	$0.31	$0.32

Diluted:
FFO	$0.16	$0.16	$0.32	$0.32
Adjusted Company FFO	$0.16	$0.16	$0.32	$0.32

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	291,872,243	291,403,985	291,789,613	291,346,184

Diluted:
Weighted-average common shares outstanding - diluted EPS	292,208,168	291,615,350	292,253,680	291,451,866
Preferred shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - diluted FFO	296,918,738	296,325,920	296,964,250	296,162,436

(1) Transaction costs, including costs associated with terminated investments, such as non-refundable deposits and legal fees.

Off-Balance Sheet Arrangements
As of June 30, 2025, we had investments in various real estate entities with varying structures. The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $432.3 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $18.5 million and $129.1 million at June 30, 2025 and 2024, which represented 1.2% and 8.1%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended June 30, 2025 and 2024, our variable-rate indebtedness had a weighted-average interest rate of 6.2% and 7.3%, respectively, and had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2025 and 2024 would have increased by $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2025 and 2024, our variable-rate indebtedness had a weighted-average interest rate of 6.3% and 7.3%, respectively, and had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2025 and 2024 would have increased by $0.2 million and $0.7 million, respectively. As of June 30, 2025 and 2024, our aggregate principal consolidated fixed-rate debt was $1.5 billion, which represented 98.8% and 91.9%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values, especially given the volatility of the current economic environment. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate indebtedness would warrant as of June 30, 2025. We believe the fair value is indicative of the interest rate environment as of June 30, 2025, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness was $1.4 billion as of June 30, 2025.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2025, we had interest rate swap agreements (see Note 8 to our unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
There were no repurchases of our common shares during the six months ended June 30, 2025.
ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information
During the three months ended June 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	—	LXP Industrial Trust Amended and Restated 2022 Equity-Based Award Plan (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on June 23, 2025) (1,4)
31.1	—	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2025 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	July 30, 2025	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	July 30, 2025	By:	/s/ Nathan Brunner
Nathan Brunner
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)