Form 10-K
period 2025-12-31
LXP Industrial Trust
filed 2026-02-12
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of LXP Industrial Trust was approximately $2,378.5 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2025.
At February 11, 2026, 59,077,036 shares of beneficial interest of LXP Industrial Trust, $0.0001 par value, classified as "common stock," were outstanding.
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
When we use the term “REIT,” we mean an entity that has elected to be qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). All references to 2025, 2024 and 2023 refer to our fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
When we use the term “GAAP,” we mean United States generally accepted accounting principles in effect from time to time.
When we use the term “common shares,” we mean our shares of beneficial interest par value $0.0001, classified as common stock. Effective as of 5:00 p.m. ET on November 10, 2025, each outstanding common share automatically reclassified into 1/5th of a common share, which we refer to as the "Reverse Split." All common share amounts are presented on a reclassified basis. When we use the term “Series C Preferred Shares,” we mean our beneficial interest classified as 6.50% Series C Convertible Preferred Stock.
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
As of December 31, 2025, we had equity ownership interests in approximately 108 consolidated real estate properties, located in 14 states and containing an aggregate of approximately 52.7 million square feet of space, approximately 97.1% of which was leased.
History and Current Corporate Structure
We were formed in 1993 and converted to a Maryland real estate investment trust in December 1997. Primarily all of our business is conducted through wholly-owned subsidiaries.
Strategy
General. Our business strategy is focused on growing our portfolio in our 12 target markets while maintaining a strong, flexible balance sheet to allow us to act on opportunities as they arise. We acquire and develop Class A warehouse and distribution facilities in markets with strong income and growth characteristics that we believe provide an optimal balance of income and capital appreciation.
We partner with merchant builders for build-to-suit projects and speculative development properties. We own interests in approximately 514 acres of developable land in our target markets. We believe our development strategy has the potential to provide us with higher returns than we could obtain by acquiring fully-leased buildings. We also believe our strategy of partnering with merchant builders mitigates against certain development risks and overhead costs because our partners are generally responsible for entitling the land and most cost overruns.
We believe our predominantly single-tenant industrial portfolio mitigates against unexpected costs and the cyclicality of many asset classes and investment strategies, including multi-tenant industrial, and provides shareholders with a secure dividend. While our strategy may be more conservative than other industrial REITs, we believe it provides defensive attributes for investors in the industrial sector and better growth potential for investors compared to the net lease sector.
Target Markets. We focus our investment strategy on 12-growing markets within the Sunbelt and lower Midwest where we believe there are advantages to building a geographic concentration.
We believe our target markets have strong growth prospects for us to build a concentration of assets. We evaluate properties using the following criteria:
•Expanding transportation and logistics networks;
•Markets attracting reshoring and advanced manufacturing investment;
•Distances to major population centers;
•Population growth;
•Employment growth;
•Physical and regulatory constraints;
•Labor cost and availability;
•Utility costs;
•Land cost and availability; and
•Re-tenanting opportunities and costs.

LXP Top 12 Market Concentrations

IN
OH
4.3%
Columbus
Indianapolis
6.5%
6.4%
Cincinnati/Dayton
Nashville
AZ
3.0%
TN
Greenville/Spartanburg
Memphis
6.5%
14.1%
14.5%
10.8%
SC
Atlanta
Phoenix
Dallas/Ft. Worth
6.0%
GA
3.4%
Savannah
TX
6.3%
4.7%
Central Florida
Houston
FL

(Percentage of Gross Book Value as of December 31, 2025)

We expect to grow in these markets by executing on our development pipeline, including through build-to-suits, and opportunistically acquiring facilities in these markets.

We may opportunistically dispose of select properties outside of our target markets as the need for liquidity arise to fund our development strategy and/or enhance the quality of our portfolio.

Building Type. We target general purpose, Class A warehouse and distribution facilities that are versatile, easily leased to alternative users and have other attractive features, including some or all of the following features:
•Clear heights generally ranging from 28 feet for smaller buildings to 40 feet for larger buildings;
•Wide column spacing and speed bays;
•Efficient loading dock ratios;
•Deep truck courts;
•Cross docking for larger facilities; and
•Ample trailer and employee parking.
The average age of our warehouse/distribution facilities as of December 31, 2025, was approximately 9.9 years.

Tenants. We believe we have a diversified tenant base and are not dependent upon any one tenant. While we invest primarily in single-tenant facilities, we believe our target market approach and tenant credit strength mitigates somewhat against binary risk in occupancy. As of December 31, 2025, our largest tenant represented 6.5% of our ABR and 47.4% of our ABR was from tenants with investment grade credit ratings (either tenant, guarantor or parent/ultimate parent). See “Item 2—Properties—Tenant Diversification.”

Institutional Fund Management. We also provide advisory services and co-invest with institutional investors in non-consolidated entities. One of these institutional joint ventures, NNN Office JV L.P. (“Office JV”), in which we have a 20% interest, was formed in 2018 upon our disposition of a portfolio of office assets and has five office properties as of December 31, 2025. Another one of these institutional joint ventures, NNN MFG Cold JV L.P. (“MFG Cold JV”), in which we have a 20% interest, was formed in 2021 upon our disposition of a portfolio of 22 special purpose industrial properties outside of our warehouse and distribution strategy and has 21 properties as of December 31, 2025.

MFG Cold JV has additional equity commitments of $250 million, of which our proportionate share is $50 million, for the acquisition of special purpose industrial properties outside of our warehouse and distribution focus. We believe investing in special purpose industrial properties in a joint venture structure allows us to mitigate the risk of investing in these types of higher-yielding industrial assets while earning certain fees related to the operation and growth of the joint venture. MFG Cold JV has not made any acquisitions since its original formation transaction.

Our institutional joint ventures use non-recourse mortgage loans to finance their investments.

Insurance
We maintain comprehensive property, liability and pollution insurance policies with limits and deductibles that we believe are appropriate for our portfolio. Our property insurance policy includes, among other customary coverages, business interruption, windstorm coverage and terrorism coverage, subject to certain exclusions and deductibles. The premiums for our property, liability and pollution insurance are generally reimbursed by our tenants. We also maintain Directors and Officers, Crime, Fiduciary Liability, Employment Practices Liability, Cyber and Miscellaneous Professional Liability insurance.

Regulation
We are subject to various laws, ordinances and regulations, including:
REIT. We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 1993. We intend to continue to qualify as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net taxable income that is currently distributed to our common shareholders. We conduct certain taxable activities through our taxable REIT subsidiary ("TRS"), Lexington Realty Advisors, Inc.
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
As of December 31, 2025, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business, financial condition, or results of operations. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations that could be material. See “Risks Related to Our Business” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations.

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
Employees. As of December 31, 2025, we had 58 full-time employees. None of our employees are covered by a collective bargaining agreement. Each of our employees work in one or more of the following departments: Investments, Asset Management, Accounting, Tax, Corporate, Legal and Information Technology.
On at least an annual basis, our Chief Executive Officer submits a management succession plan that provides for the ordinary course and emergency succession for our Chief Executive Officer and other key members of management, which is reviewed by the Nominating and Corporate Responsibility Committee of our Board of Trustees and, ultimately, our Board of Trustees.

Attraction & Retention of Talent. We compete for talent by providing competitive compensation and benefits and by working to maintain a culture that is supportive and collaborative and that provides opportunities for both personal and professional growth. Some of our benefit highlights are:

•Broad use of long-term equity awards subject to time-based vesting and, for our named executive officers, performance-based vesting, giving more employees ownership in us in an effort to retain their services and align their interests with our shareholders.
•Medical insurance with a portion of the premiums paid by us, and dental and vision benefits at no cost to all of our employees.
•Competitive paid time off policy.
•A 401(k) plan with matching and profit sharing contributions from the Company.
•Flexible- and hybrid-working arrangements.
•Professional and career development reimbursements.
•Employee stock purchase plan where all employees can defer a portion of their salary to purchase Company stock at a discount.
•Semi-annual performance reviews and an online platform to provide real-time feedback.
•Anniversary bonuses for employees who have reached certain tenure amounts.

Training and Development. In addition to our professional development policy, we maintain a variety of training programs for our employees, including annual trainings for sustainability, accounting, cybersecurity, human rights, harassment (for managers and non-managers) and anti-corruption/bribery. During 2025, none of our employees violated our anti-corruption/bribery policies and we did not pay any fines for violating anti-corruption/bribery laws or regulations.
Employee Engagement. We regularly engage our employees through the following methods:
•During 2025, we conducted a mid-year performance review for our non-executive employees and a year-end performance review for all of our employees. The year-end performance review process consisted of a 360-degree review where non-executive employees were reviewed by their immediate supervisor and a peer and reviewed their immediate supervisor. The performance of each of our executive-titled employees is reviewed by our Chief Executive Officer, which is presented to, and discussed by, the Compensation Committee of our Board of Trustees.
•During 2025, we engaged our employees with several surveys, including an employee satisfaction survey. The participation rate for the employee satisfaction survey was 98% and we achieved a 95% overall satisfaction rate.
Vendors and Contractors. We outsource the following material functions:
•Information Technology. We engaged (1) a third-party provider of virtual desktop and digital workspaces for managed IT services and (2) a national accounting and advisory firm through its digital product line, for virtual chief technology officer services, including as our chief information security officer.

•Internal Audit. We engaged a “big-four” accounting firm to assist with our internal audit function.
•Property Management. We primarily engaged national property management firms for the management of our properties where we have operating responsibilities. We also use the management affiliates of the developer/sellers of properties we acquire and develop for the management of such properties if we have operating responsibilities and we believe it is important for such management affiliates to continue to manage the property.
We maintain a supplier code of conduct for our vendors and contractors.
Corporate Responsibility
We believe that our commitment to corporate responsibility ("CR") matters will create long-term value for our shareholders while addressing the evolving needs of our other stakeholders. We maintain a CR platform focused on environmental and social objectives, which is overseen by the Nominating and Corporate Responsibility Committee of our Board of Trustees.

Developing strategies that reduce our environmental impact and operational costs is a critical component of our CR program. When feasible, we implement base building upgrades and provide tenants with improvement allowance funds to complete cost-saving sustainability features. We believe our current environmental targets are appropriate for our portfolio and focus on Scope 1 and Scope 2 greenhouse gas emissions, energy data coverage, green building certifications and LED lighting.

We have integrated environmental resilience planning into our broader business strategy, and we evaluate physical and transitional risks across our portfolio. In 2025, we analyzed our exposure to and preparedness for these risks for properties representing the top 75% of our portfolio by gross asset value. We believe these efforts, combined with using Carbon Risk Real Estate Monitor pathways, position us to remain resilient and to take advantage of opportunities for cost savings.

In 2025, we maintained Gold-level Green Lease Leader recognition for embedding sustainability provisions into lease agreements, enabling better energy management and collaboration with tenants. We also maintain an "A" ranking in the U.S. Industrial Peer Group for GRESB Public Disclosure.

Our social initiatives reflect a deep dedication to the well-being of our employees, tenants, and communities. We engage our workforce in health and wellness initiatives, training and professional development, and volunteering and charitable giving efforts. Additionally, we continued our internship program, which further underscores our commitment to fostering talent and expanding opportunities in the commercial real estate sector.

Through our CR initiatives, we reinforce our commitment to long-term shareholder value. We remain focused on integrating these strategies in our operations to ensure we continue to drive responsible value creation.
Corporate Information
Principal Executive Offices. Our principal executive offices are located at 515 N Flagler Dr, Suite 408, West Palm Beach, Florida 33401; our telephone number is (212) 692-7200.

Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the Investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our declaration of trust and by-laws, charters for the Audit and Risk

Committee, Compensation Committee and Nominating and Corporate Responsibility Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistleblower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers or other people performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding LXP at http://www.sec.gov. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings with or documents furnished to the SEC.
Our Investor Relations Department can be contacted at LXP Industrial Trust, 515 N Flagler Dr, Suite 408, West Palm Beach, Florida 33401, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2025.
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

•changes in legal and regulatory requirements, including zoning, and public opposition to certain projects, may increase our costs;

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

While loan receivables are not a primary focus, we have made, and may make, loans to purchasers of our properties and developers. Our interests in loans receivable are generally non-recourse and secured by real estate properties owned by borrowers that were unable to obtain similar financing from a commercial bank. These loans are subject to many risks including delinquency. The ability of a borrower to repay a loan secured by a real estate property is typically and primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan as the collateral may be non-performing or impaired.

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

We carry comprehensive liability, property, fire, extended coverage, pollution and rent loss insurance on certain of the properties in which we have an interest, with policy specifications and insured limits that we believe are customary for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we may not maintain rent loss insurance. In addition, certain of our leases require the tenant to maintain all insurance on the property, and the failure of the tenant to maintain the proper insurance could adversely impact our investment in a property in the event of a loss. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition and results of operations.

In addition, the cost of property and related coverage insurance is impacted by construction costs, property values and capacity in the insurance market.

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

Our use of, or failure to adopt advancements in, information technology, such as artificial intelligence, may hinder or prevent us from achieving strategic objectives or otherwise harm our business.

Our use of, or inability to safely and effectively adopt and use, new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence, may put us at a competitive disadvantage, including by failure to achieve efficiencies achieved by our competitors, or by misusing such technologies in ways that result in operational disruptions, reputation damage or legal liability exposure. Although we have adopted policies with respect to the use of artificial intelligence tools, we cannot be certain that such policies will be effective against the risks.

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

Public health emergencies, and the steps governments take to control them, may lead to labor shortages, supply chain issues, including longer lead times for construction materials and increased construction costs, capital markets disruptions and inflationary conditions, which may negatively affect (i) the operation of our properties, (ii) the effectiveness of our strategic decision making, (iii) the operation of our key information systems, (iv) our ability to make timely filings with the SEC and (v) our ability to maintain an effective control environment.

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

We may also be adversely impacted in the future by new laws or regulations relating to emissions, including stricter energy efficiency standards and “green” building codes. Such laws and regulations may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants.

Risks Related to our Indebtedness

We have a substantial amount of indebtedness.

We have a substantial amount of debt. Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill our obligations under the documents governing our unsecured indebtedness and otherwise adversely impact our business and growth prospects.

We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2025, our total consolidated indebtedness was approximately $1.4 billion and we had approximately $600.0 million available for borrowing under our principal credit agreement, subject to covenant compliance.

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

As of December 31, 2025, we had $351.0 million of variable rate debt of which $332.5 million is subject to interest rate swap agreements through January 2027 and October 2027. Also, any future borrowings under our unsecured revolving credit facility will be subject to a variable interest rate. We also have an aggregate of $1.0 billion of unsecured notes which mature from November 2028 to October 2031. We may refinance all of this indebtedness with variable-rate indebtedness.

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

We have used derivatives to hedge certain of our variable-rate liabilities. As of December 31, 2025, we had seven interest rate swap agreements outstanding with an aggregate notional amount of $332.5 million. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance or default by the counterparties. Further, additional risks, including losses on a hedge position, may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. We may also have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

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

Our ability to issue additional shares. Our declaration of trust authorizes 1,400,000,000 shares of beneficial interest (par value $0.0001 per share) consisting of 600,000,000 common shares, 100,000,000 preferred shares and 700,000,000 shares of beneficial interest classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2025, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, which may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

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

Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the based on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.
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

Our inability to retain the services of any of our key personnel, an unplanned loss of any of their services or our inability to replace them upon termination as needed, could adversely impact our operations. We do not have key person life insurance coverage on our executive officers.

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

The Audit and Risk Committee of our Board of Trustees assists our Board of Trustees with the oversight of our information technology and cybersecurity strategy and initiatives. The Audit and Risk Committee also oversees our management in connection with regularly assessing our key risks and engaging in enterprise-wide risk management as they relate to cybersecurity and our technology and information systems, including with respect to strategies, objectives, capabilities, initiatives, policies and investments.

Our Board of Trustees has determined that one of the members of our Audit and Risk Committee is an information technology/cybersecurity expert and has significant experience in, among other areas, emerging technologies and coordinating national security and technology policy.

We employ a Director of Information Technology who works exclusively on information technology and cybersecurity matters and has significant related experience. Our Director of Information Technology reports to our Chief Operating Officer and General Counsel.

Due to our size and the size of our employee base, we use third-party vendors to assist us with our network and information technology requirements. Since 2019, a national accounting and advisory firm has acted as our outsourced chief technology officer/chief information security officer (“CTO/CISO”) and provided us with the following services:

•Performed the chief security role and informed leadership of cybersecurity risks and the role of staff in protecting information, including, but not limited to:
◦Monitored emerging risks, and suggested and oversaw implementation of mitigations;
◦Oversaw security awareness and training programs; and
◦Reported significant security events to leadership.
•Guidance regarding incidence response, business continuity and disaster recovery program, strategy and testing.
•Oversight and guidance on vendor risk management processes and individual vendor profiles.
•IT strategy advice.
•Monitored the relationship with our information technology managed services provider.
•Technical, policy and procedure recommendations.

Together with our Director of Information Technology, the CTO/CISO regularly reports to our COO and General Counsel on at least a bi-weekly basis and to the Audit and Risk Committee of our Board of Trustees on a quarterly basis.

We outsource our information technology managed services to a third-party provider of customized private cloud solutions featuring virtual desktops and servers (“MS Provider”). Our Director of Information Technology, together with the CTO/CISO, oversees the MS Provider.

We maintain a critical systems vendor management program with the assistance of a third-party provider of vendor risk intelligence data, including cybersecurity vulnerabilities, business health and credit risk.

In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems we use, we utilize an incident response plan. Our incident response plan was developed to guide the internal response to incidents taking into account a recognized third party cybersecurity framework. Pursuant to our incident response plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the incident response team is made up of two teams: the information security response team and the business response team. The information security response team is generally led by our COO and includes the CTO/CISO, our Director of Information Technology, the MS Provider account manager and other members of our senior leadership. The business response team includes primary and secondary contacts for each impacted business area. These individuals assist with any necessary customer notification procedures. The incident response team regularly reports to senior management, including the CEO, in the event of a significant incident, and our COO and CFO provide reports to our Audit and Risk Committee and our Board of Trustees.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

Our cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents, and (3) containing, eradicating, recovering from, and reporting cybersecurity events.

Prevention and Preparation

As noted above, we utilize the MS Provider for cloud-based information technology services. This third-party solution includes 24/7 monitoring and is consistent with a well-recognized cybersecurity framework. We have also engaged consultants to perform periodic cybersecurity assessments, which entail performing a qualitative current state evaluation of our cybersecurity program in line with specific domains within the recognized third-party framework. In addition, we take the following preventative measures:

•We engage a third party to perform internal and external penetration tests on at least an annual basis.
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

We maintain comprehensive business continuity and disaster recovery plans that are reviewed and updated at least annually and tested each year through tabletop exercises. We do not maintain any on-premises data or servers.

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

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications, employee notifications, and notifications from external parties (e.g., our third-party information technology provider). Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event and assessing the severity of the event and sensitivity of any compromised data.

Containment, Eradication, Recovery, and Reporting

In the event of a cybersecurity incident, our first priority is to contain the cybersecurity incident as quickly as possible consistent with the procedures in our incident response plan. The incident response team includes the CTO/CISO and a representative of the MS Provider. The MS Provider takes the lead on assisting us with the steps and procedures to contain the incident. If the MS Provider is unable to contain the incident, we expect to work with the CTO/CISO and cybersecurity insurer to engage an appropriate vendor for containment.

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

Our incident response plan provides clear communication protocols, which may include, depending on the incident's classification and other circumstances, our CEO, CFO and COO, our internal and external counsel, our management disclosure committee and the Audit and Risk Committee and the Board of Trustees. In addition, our COO and the CTO/CISO generally engage with external legal counsel with respect to regulatory reporting obligations related to an incident.

Following the conclusion of an incident, the incident response team will generally assess the effectiveness of the cybersecurity program and make adjustments as appropriate.

Cybersecurity Risks

While we and our third-party vendors have experienced cybersecurity incidents, including phishing attacks, as of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, in the last three years. However, there can be no assurance that our security efforts and measures, and those of our third-party providers, will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See “Item 1A–Risk Factors–Cybersecurity incidents may adversely affect our business.”

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2025, we had ownership interests in approximately 108 consolidated real estate properties containing approximately 52.7 million square feet of rentable space, which were approximately 97.1% leased based upon net rentable square feet. All properties in which we have an interest are held through at least one property owner subsidiary.

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

Office Leases. We lease our headquarters office space in West Palm Beach, Florida and our satellite offices in Dallas, Texas and New York, New York.

Property-Level Leverage. As of December 31, 2025, we had an aggregate outstanding principal balance for our consolidated mortgages and notes payable of approximately $49.9 million with a weighted-average interest rate of approximately 4.1% and a weighted-average maturity of 4.8 years.

Property Charts. The following tables list our properties by type, their locations, the net rentable square feet, the expiration of the current lease term and percent leased, as applicable, as of December 31, 2025.

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2025

Property Location	City	State	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased

3405 S. McQueen Rd.	Chandler	AZ	201,784	3/31/2033	100%
4445 N. 169th Ave.	Goodyear	AZ	160,140	N/A	—%
255 143rd Ave.	Goodyear	AZ	801,424	9/30/2030	100%
3815 N Cotton Ln.	Goodyear	AZ	488,400	1/31/2031	100%
16811 W. Commerce Dr.	Goodyear	AZ	540,349	7/31/2031	100%
3595 N Cotton Ln.	Goodyear	AZ	392,278	8/31/2033	100%
17510 W. Thomas Rd.	Goodyear	AZ	468,182	11/30/2036	100%
1515 South 91st Ave.	Phoenix	AZ	496,204	12/31/2027	100%
8989 W Buckeye Rd.	Phoenix	AZ	268,872	5/31/2037	100%
9494 W. Buckeye Rd.	Tolleson	AZ	186,336	9/30/2026	100%
5275 Drane Field Rd.	Lakeland	FL	222,134	5/31/2036	100%
3400 NW 35th Street Rd.	Ocala	FL	617,055	8/31/2030	100%
3775 Fancy Farms Rd.	Plant City	FL	510,484	3/31/2028	100%
3420 Clover Ridge Ave	Ruskin	FL	132,212	N/A	—%
1075 NE 30th St.	Ruskin	FL	138,673	1/31/2029	42%
3102 Queen Palm Dr.	Tampa	FL	229,605	2/28/2026	100%
200 Momeni Ln.	Adairsville	GA	447,753	8/31/2027	100%
95 International Pkwy.	Adairsville	GA	225,211	11/30/2030	45%
7875 White Rd. SW	Austell	GA	604,852	1/31/2030	100%
1001 Old Grassdale Rd	Cartersville	GA	273,576	5/31/2029	100%
51 Busch Dr.	Cartersville	GA	328,000	7/31/2031	100%
41 Busch Dr.	Cartersville	GA	396,000	9/30/2031	100%
1625 Oakley Industrial Blvd.	Fairburn	GA	907,675	10/31/2028	100%
5380 Dixie Industrial Dr.	Lake City	GA	157,371	9/30/2030	100%
490 Westridge Pkwy.	McDonough	GA	1,121,120	1/31/2028	100%
493 Westridge Pkwy.	McDonough	GA	676,000	10/31/2030	100%
335 Morgan Lakes Industrial Blvd.	Pooler	GA	499,500	7/31/2027	100%
1001 Gateway Pkwy.	Rincon	GA	204,824	1/31/2034	100%
1315 Dean Forest Rd.	Savannah	GA	88,503	N/A	—%
1319 Dean Forest Rd.	Savannah	GA	355,527	N/A	—%
1004 Trade Center Pkwy.	Savannah	GA	419,667	7/31/2026	100%
7225 Goodson Rd.	Union City	GA	370,000	5/31/2029	100%
4015 Lakeview Corporate Dr.	Edwardsville	IL	1,017,780	5/31/2030	100%
3931 Lakeview Corporate Dr.	Edwardsville	IL	769,500	9/30/2031	100%
1001 Innovation Rd.	Rantoul	IL	813,126	10/31/2034	100%
1627 Veterans Memorial Pkwy. E.	Lafayette	IN	309,400	9/30/2029	100%
1285 W. State Road 32	Lebanon	IN	741,880	1/31/2029	100%
76 Bob Glidden Blvd.	Whiteland	IN	168,480	12/31/2026	100%
180 Bob Glidden Blvd.	Whiteland	IN	179,530	12/31/2026	100%
19 Bob Glidden Blvd.	Whiteland	IN	530,400	3/31/2031	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2025

4600 Albert S. White Dr.	Whitestown	IN	149,072	1/31/2028	100%
4900 Albert S. White Dr.	Whitestown	IN	149,072	8/31/2028	43%
5424 Albert S. White Dr.	Whitestown	IN	1,016,244	11/30/2031	100%
5352 Performance Way	Whitestown	IN	380,000	7/31/2036	100%
200 Richard Knock Way	Walton	KY	232,500	12/31/2031	100%
300 Richard Knock Way	Walton	KY	544,320	4/30/2032	100%
1550 Hwy 302	Byhalia	MS	615,600	9/30/2027	100%
549 Wingo Rd.	Byhalia	MS	855,878	3/31/2030	100%
554 Nissan Pkwy.	Canton	MS	1,466,000	2/28/2027	100%
6495 Polk Ln.	Olive Branch	MS	269,902	5/31/2028	100%
11624 S. Distribution Cv.	Olive Branch	MS	1,170,218	6/30/2029	100%
8500 Nail Rd.	Olive Branch	MS	716,080	7/31/2029	100%
11555 Silo Dr.	Olive Branch	MS	927,742	9/30/2029	100%
671 Washburn Switch Rd.	Shelby	NC	673,425	5/31/2036	100%
2203 Sherrill Dr.	Statesville	NC	639,800	10/31/2026	100%
736 Addison Rd.	Erwin	NY	408,000	11/30/2026	100%
29-01 Borden Ave./29-10 Hunters Point Ave.	Long Island City	NY	140,330	3/31/2028	100%
1860 Walcutt Rd.	Columbus	OH	292,730	11/21/2029	100%
10300 Schuster Way	Etna	OH	250,020	10/14/2029	100%
9800 Schuster Way	Etna	OH	1,074,840	10/31/2033	100%
200 Arrowhead Dr.	Hebron	OH	400,522	8/31/2027	100%
191 Arrowhead Dr.	Hebron	OH	250,410	2/28/2034	100%
2155 Rohr Rd.	Lockbourne	OH	320,190	6/30/2035	100%
600 Gateway Blvd.	Monroe	OH	994,013	8/31/2027	100%
575-599 Gateway Blvd.	Monroe	OH	194,936	6/30/2028	100%
700 Gateway Blvd.	Monroe	OH	1,299,492	6/30/2030	100%
675 Gateway Blvd.	Monroe	OH	143,664	2/29/2032	100%
10345 Philipp Pkwy.	Streetsboro	OH	649,250	10/31/2031	100%
231 Apple Valley Rd.	Duncan	SC	196,000	1/31/2026	62%
425 Apple Valley Rd.	Duncan	SC	327,360	9/30/2026	100%
235 Apple Valley Rd.	Duncan	SC	177,320	10/31/2026	100%
417 Apple Valley Rd.	Duncan	SC	195,000	3/31/2027	100%
70 Tyger River Dr.	Duncan	SC	408,000	1/31/2029	100%
230 Apple Valley Rd.	Duncan	SC	275,400	4/30/2029	100%
402 Apple Valley Rd.	Duncan	SC	235,600	12/31/2029	100%
160 Smith Farms Pkwy.	Greer	SC	1,091,888	5/31/2027	100%
140 Smith Farms Pkwy.	Greer	SC	304,884	2/28/2029	100%
7820 Reidville Rd.	Greer	SC	210,820	4/30/2030	100%
7870 Reidville Rd.	Greer	SC	396,073	9/30/2030	100%
21 Inland Pkwy.	Greer	SC	1,318,680	12/31/2034	100%
170 Smith Farms Pkwy.	Greer	SC	797,936	4/30/2035	100%
923 Matrix Pkwy.	Piedmont	SC	625,238	12/31/2036	100%
5795 North Blackstock Rd.	Spartanburg	SC	341,660	7/31/2029	100%
1021 Tyger Lake Rd.	Spartanburg	SC	213,200	2/28/2031	100%
6050 Dana Way	Antioch	TN	674,528	6/30/2031	100%
1520 Lauderdale Memorial Hwy.	Cleveland	TN	851,370	3/31/2031	100%
201 James Lawrence Rd.	Jackson	TN	1,062,055	10/31/2027	100%
633 Garrett Pkwy.	Lewisburg	TN	310,000	3/31/2026	100%
3820 Micro Dr.	Millington	TN	701,819	9/30/2029	100%
200 Sam Griffin Rd.	Smyrna	TN	1,505,000	4/30/2027	100%

LXP CONSOLIDATED PORTFOLIO PROPERTY CHART WAREHOUSE/DISTRIBUTION
As of December 31, 2025

2115 East Belt Line Rd.	Carrollton	TX	356,855	6/30/2035	84%
3737 Duncanville Rd.	Dallas	TX	510,400	12/31/2029	100%
4600 Underwood Rd.	Deer Park	TX	402,648	12/31/2026	100%
4005 E. I-30	Grand Prairie	TX	215,000	3/31/2037	100%
13600/13901 Industrial Road	Houston	TX	132,449	3/31/2038	100%
1704 S. I-45	Hutchins	TX	120,960	6/30/2030	100%
3115 N Houston School Rd.	Lancaster	TX	124,450	N/A	—%
3201 N. Houston School Rd.	Lancaster	TX	468,300	1/31/2030	100%
13930 Pike Rd.	Missouri City	TX	—	4/30/2032	100%
8601 E. Sam Lee Ln.	Northlake	TX	1,214,526	8/31/2029	100%
17505 Interstate Hwy. 35W	Northlake	TX	500,556	10/31/2034	100%
10565 Red Bluff Rd.	Pasadena	TX	248,240	N/A	—%
4100 Malone Dr.	Pasadena	TX	233,190	8/31/2028	100%
10535 Red Bluff Rd.	Pasadena	TX	257,835	4/30/2029	100%
9701 New Decade Dr.	Pasadena	TX	102,863	10/31/2029	100%
10575 Red Bluff Rd.	Pasadena	TX	253,426	2/28/2034	100%
16407 Applewhite Rd.	San Antonio	TX	849,275	4/30/2027	100%
2601 Bermuda Hundred Rd.	Chester	VA	782,119	6/30/2030	100%

Warehouse / Distribution Total			52,676,980		97.1%
As of December 31, 2025, Annualized Cash Base Rent for the consolidated portfolio, excluding assets primarily consisting of land leases, was $5.26 per square foot. The weighted-average remaining lease term was 4.8 years.

LXP NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2025
Property Location	City	State	Percent Owned	Net Rentable Square Feet	Primary Tenant Current Lease Term Expiration	Percent Leased
Special purpose industrial properties:
318 Pappy Dunn Blvd.	Anniston	AL	20%	276,782	11/24/2029	100%
4801 North Park Dr.	Opelika	AL	20%	165,493	5/31/2042	100%
1020 W. Airport Rd.	Romeoville	IL	20%	188,166	10/31/2031	100%
10000 Business Blvd.	Dry Ridge	KY	20%	336,350	6/30/2031	100%
730 North Black Branch Rd.	Elizabethtown	KY	20%	167,770	6/30/2030	100%
750 North Black Branch Rd.	Elizabethtown	KY	20%	539,592	6/30/2030	100%
301 Bill Bryan Blvd.	Hopkinsville	KY	20%	424,904	6/30/2030	100%
4010 Airpark Dr.	Owensboro	KY	20%	211,598	6/30/2030	100%
113 Wells St.	North Berwick	ME	20%	993,685	4/30/2029	100%
904 Industrial Rd.	Marshall	MI	20%	246,508	9/30/2037	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	20%	311,612	10/31/2030	100%
26700 Bunert Rd.	Warren	MI	20%	260,243	10/31/2032	100%
2880 Kenny Biggs Rd.	Lumberton	NC	20%	423,280	11/30/2031	100%
10590 Hamilton Ave.	Cincinnati	OH	20%	264,598	12/31/2027	100%
590 Ecology Ln.	Chester	SC	20%	420,597	N/A	—%
50 Tyger River Dr.	Duncan	SC	20%	221,833	8/31/2027	100%
900 Industrial Blvd.	Crossville	TN	20%	222,200	9/30/2033	100%
120 Southeast Pkwy. Dr.	Franklin	TN	20%	289,330	12/31/2028	100%
7007 F.M. 362 Rd.	Brookshire	TX	20%	262,095	3/31/2035	100%
13863 Industrial Rd.	Houston	TX	20%	187,800	3/31/2035	100%
901 East Bingen Point Way	Bingen	WA	20%	124,539	12/31/2032	100%
	Special purpose industrial total			6,538,975		93.6%

Non-consolidated land:
30 Light St.	Baltimore	MD	41.1%	—	12/31/2048	100%

Office properties:
3902 Gene Field Rd.	St. Joseph	MO	20%	98,849	6/30/2027	100%
1210 AvidXchange Ln.	Charlotte	NC	20%	201,450	4/30/2032	100%
2221 Schrock Rd.	Columbus	OH	20%	42,290	7/6/2027	100%
500 Olde Worthington Rd.	Westerville	OH	20%	97,747	7/31/2031	86%
8900 Freeport Pkwy.	Irving	TX	20%	261,305	9/30/2033	61%
	Office total			701,641		83.5%

	Non-consolidated portfolio total			7,240,616		92.6%
In addition, we have two non-consolidated joint ventures with a developer, which own developable parcels of land in Etna, Ohio.
As of December 31, 2025, the Annualized Cash Base Rent for the non-consolidated portfolio was $7.51 per square foot and the weighted-average remaining lease term was 6.5 years.

Ongoing Development and Redevelopment
The following is a summary of our ongoing development and redevelopment as of December 31, 2025 (in $000s):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Costs	GAAP Investment Balance as of 12/31/2025	LXP Amount Funded as of 12/31/2025	Estimated Base Building Completion Date	% Leased as of 12/31/2025
Redevelopment Projects
Orlando (100%)	1	Central FL	350,990	$9,400	$16,402	$2,471	3Q 2026	—%
Richmond (100%)	1	Richmond, VA	252,351	3,900	12,884	1,219	2Q 2026	—%
Total Redevelopment Projects	2		603,341	$13,300	$29,286	$3,690

Land Infrastructure Improvements
Reems & Olive (95.5%)	N/A	Phoenix, AZ	N/A	$16,350	$12,483	$14,771	N/A	N/A

Total	2		603,341	$29,650	$41,769	$18,461
Land Held for Development
The following is a summary of our land held for development as of December 31, 2025 (in $000s):

Project (% owned)	Market	Approximate Acres	GAAP Investment Balance as of 12/31/2025	LXP Amount Funded as of 12/31/2025
Consolidated
Reems & Olive (95.5%)	Phoenix, AZ	315	$75,359	$74,288
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,879	4,761
ATL Fairburn (100%)	Atlanta, GA	14	1,733	1,779
Total Consolidated Land Projects		445	$82,971	$80,828

Non-consolidated
Etna Park 70 (90%)	Columbus, OH	48	$9,084	$10,675
Etna Park 70 East (90%)	Columbus, OH	21	2,390	3,157
Total Non-Consolidated Land Projects		69	$11,474	$13,832
Tenant Diversification
We believe our tenant mix is well diversified. Below are the industries in our portfolio based on 2025 ABR for consolidated properties owned as of December 31, 2025:

Industries	Percentage of ABR
Consumer Products	23.2%
Transportation/Logistics	22.6%
E-Commerce	14.1%
Automotive	11.6%
Construction/Materials	11.3%
Food	5.3%
Apparel	3.5%
Specialty	2.2%
Retail Department	2.0%
Energy Products	1.1%
Other	3.1%
Total	100.0%

The following table sets forth information about the 15 largest tenants/guarantors in our portfolio as of December 31, 2025, based on total annualized base rental revenue as of December 31, 2025 ($000s):

Tenants(1)	Lease Expirations	Number of Leases	Square Feet Leased	Square Feet Leased as a % of the Consolidated Portfolio(2)	ABR	Percentage of ABR(3)
Amazon	2030-2033	5	3,418,231	6.7%	$18,085	6.5%
Nissan	2027	2	2,971,000	5.8%	13,438	4.8%
Black and Decker	2029 & 2033	2	2,289,366	4.5%	9,968	3.6%
Wal-Mart	2027-2031	3	2,351,917	4.6%	9,224	3.3%
GXO Logistics	2026 & 2028	2	1,547,475	3.0%	7,366	2.7%
Watco	2038	1	132,449	0.3%	6,705	2.4%
FedEx	2028	2	292,021	0.6%	6,301	2.3%
Olam	2029 & 2037	2	1,196,614	2.3%	6,215	2.2%
DHL Supply Chain	2027	1	1,091,888	2.1%	6,005	2.2%
Owens Corning	2027 & 2029	2	844,622	1.7%	5,759	2.1%
Undisclosed(4)	2034	1	1,318,680	2.6%	5,556	2.0%
Drive Automotive Industries	2036	1	625,238	1.2%	5,248	1.9%
Georgia-Pacific	2028 & 2031	2	1,283,102	2.5%	5,241	1.9%
FIGS	2031	1	488,400	1.0%	4,864	1.8%
Asics	2030	1	855,878	1.7%	4,728	1.7%
		28	20,706,881	40.6%	$114,703	41.4%
(1)Tenant, guarantor or parent.
(2)Excludes vacant square feet.
(3)Based on ABR for consolidated properties owned as of December 31, 2025.
(4)Lease restricts certain disclosures.
In 2025, 2024 and 2023, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio at December 31, 2025:

Year	Number of Lease Expirations	Square Feet	ABR ($000s)	Percentage of ABR
2026	17	3,827,985	$19,793	7.1%
2027	15	9,684,817	45,572	16.4%
2028	11	3,416,876	21,554	7.8%
2029	24	9,564,358	47,258	17.1%
2030	14	7,944,518	38,837	14.0%
2031	14	6,480,456	31,711	11.4%
2032	4	805,584	6,554	2.4%
2033	3	1,668,902	13,082	4.7%
2034	6	3,272,731	18,868	6.8%
2035	4	1,597,087	8,439	3.0%
The following chart sets forth ABR ($000s) based on the credit rating of our consolidated tenants at December 31, 2025(1):

	ABR	Percentage of ABR
Investment Grade	$131,423	47.4%
Non-investment Grade	46,667	16.9%
Unrated	99,004	35.7%
	$277,094	100.0%
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

Holders. As of February 11, 2026, we had 1,460 common shareholders of record.

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
Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2025, with respect to our 2022 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,068,364
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,068,364

Recent Sales of Unregistered Securities.
We did not issue any common shares during 2025 on an unregistered basis.

Share Repurchase Program.
During the quarter and year ended December 31, 2025, we repurchased 81,611 common shares at an average price of $49.04 per common share under our share repurchase authorization. In addition, 157,606 common shares were subject to repurchase contracts as of December 31, 2025 that were settled in January 2026. There were 1,293,237 shares available under our share repurchase authorization as of December 31, 2025.

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

Introduction
The following is a discussion and analysis of the consolidated financial condition and results of operations of LXP Industrial Trust for the years ended December 31, 2025 and 2024, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with our accompanying consolidated financial statements included herein and notes thereto.
Summary of 2025 Transactions
The following summarizes certain of our transactions during 2025.

Leasing Activity.

•Entered into new leases and lease extensions encompassing 4.9 million square feet. The average fixed rent on new and extended leases was $5.99 per square foot, compared to the average fixed rent on these leases before extension of $5.23 per square foot. The weighted-average cost of tenant improvements and lease commissions was $1.22 per square foot for new and extended leases.
•Increased stabilized portfolio occupancy to 97.1%.

Investments.

•Acquired one warehouse facility located in the Atlanta, Georgia market for $30.0 million totaling 0.2 million square feet with a weighted-average lease term of 3.9 years.
•Commenced redevelopment of two warehouse facilities located in the Central Florida and Richmond, Virginia markets totaling 0.6 million square feet.

Capital Recycling.

•Sold our interests in 11 warehouse facilities for gross proceeds of $389.1 million. Two of the facilities sold were vacant development projects totaling 2.1 million square feet, located in Ocala, Florida and Indianapolis, Indiana markets for a gross aggregate price of $174.6 million.

Debt.
•Repaid $50.0 million of the $300.0 million term loan.
•Repurchased $28.1 million of the Company's Trust Preferred Securities at a 5.0% discount to par value.
•Completed a cash tender offer and repurchased $140.0 million of the 6.750% Unsecured Senior Notes due 2028.

Equity.
•Completed the Reverse Split.
•Repurchased and retired 0.1 million common shares for an average price of $49.04 per common share.

Investment Trends
General. We focus our investment activity primarily on income producing single-tenant warehouse and distribution assets and build-to-suit and speculative development of warehouse and distribution assets.
In 2025, we acquired a $30.0 million warehouse facility, which is a decrease of $520.5 million compared to 2024 investment activity of $550.5 million. The decrease was primarily due to our prioritizing deleveraging over reinvestment of capital recycling proceeds.

In addition, we may continue to selectively recycle capital out of our non-target markets over time and, as opportunities arise, use the proceeds to reduce indebtedness and invest in our target markets, primarily through our development activities. We do not expect capital recycling to have a material dilutive impact on earnings.
The main drivers of growth in the industrial real estate market have been e-commerce and nearshoring. In addition, certain of our target markets are benefiting from advanced manufacturing investments and business-friendly local and state governments.

There continues to be competition for the acquisition of industrial properties, specifically warehouse and distribution facilities. While we believe the industrial market will continue to grow, increased costs from international trade policy may continue to cause some tenants to reevaluate expansion and growth plans. As construction starts were reduced in recent years and supply in our markets has decreased, we expect to prioritize development activities, including build-to-suit projects, over acquisitions of leased properties due to the relatively higher yield that development activities generally provide.
Lease Term. As of December 31, 2025, our leases have a weighted average lease term of 4.8 years. We believe we are well positioned to take advantage of market rental growth in our target markets which continue to outperform the coastal industrial real estate markets.
Our industrial investment underwriting focuses more on real estate characteristics such as location and related demographic and local economic trends than it does on tenant credit. This has allowed us to selectively acquire certain short-term leased or vacant warehouse and distribution facilities, which may be acquired with greater total return potential than long-term leased warehouse and distribution facilities and allow for a value-add strategy through the lease renewal, lease up or a multi-tenanting process.
Development. Our development activities have been focused on build-to-suit projects, speculative development and purchasing newly-developed properties with vacancy. In 2026, we expect to continue to focus our development activities on build-to-suit projects and selective speculative development in markets with favorable industrial real estate fundamentals. Due to low construction starts in our target markets in recent years, we believe supply has decreased and demand is increasing, which may provide opportunity for more development investment.
Leasing
General. Re-leasing properties that are currently vacant or become vacant as leases expire at favorable effective rates is a primary area of focus for our asset management strategy. Renewals of industrial leases, particularly for warehouse and distribution facilities, are generally dependent on location and occupancy alternatives for our tenants. Uncertainty from international trade policy has caused some tenants to reevaluate their space needs and consolidate into other spaces or move to facilities with lower rental rates.
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
A majority of our leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. However, certain of our leases provide for some level of landlord responsibility for capital repairs and replacements, the cost of which is generally factored into the rental rate and our underwriting. Our motivation to release vacant space requires us to meet market demands with respect to rental rates, tenant concessions and landlord responsibilities. Developers may be similarly motivated when signing leases with tenants due to the significant competition in the industrial space. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases may increase to include, among other items, some form of responsibility for operating expenses and/or capital repairs and replacements.
During the year ended December 31, 2025, we completed 4.9 million square feet of new leases and extended leases, raising base and cash base rents by 29.7% and 27.7%, respectively, excluding two fixed-rate renewals, an additional two-year extension to 2030 at a 0.6 million square foot facility completed in the first quarter of 2025 and a first-generation lease at a 1.1 million square foot facility completed in the second quarter of 2025.
Inherent Growth. As of December 31, 2025, 99.3% of our leases had scheduled rent increases. The average escalation rate of these leases based on the next rent step was 2.8% as of December 31, 2025.
As of December 31, 2025, we had 1.5 million square feet of vacancy in the consolidated portfolio, which upon lease up is expected to add revenue to the portfolio and decrease operating expenses. In addition, as of December 31, 2025, approximately 73.8% of our ABR was from leases scheduled to expire during 2026 through 2031. We believe a portion of these leases have below-market rents and we expect to mark the expiring rents to market, which should further increase our revenues.

Tenant Credit. We continue to monitor the credit of tenants of properties in which we have an interest by (1) subscribing to rating agency information, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses, (4) monitoring the timeliness of rent collections and (5) meeting with our tenants and observing their use of our facilities.
Impairment Charges
We did not incur any impairment charges during the years ended December 31, 2025 and 2024.
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

We use considerable judgment in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2025, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

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

Revenue Recognition. We enter into agreements with tenants that convey the right to control the use of identified space at our properties in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842, Leases. Lease classification tests require significant estimates and judgments by management in its application. Upon lease commencement or lease modification, we assess the lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates, including the estimation of both the value assigned to the property components on the lease commencement date or upon acquisition and the estimation of the unguaranteed residual value of such components at the end of the lease term. The determination of the lease term also requires judgment because the probability of purchase options and renewals have to be analyzed to conclude if they are reasonably certain of being exercised. If the lease component is determined to be a direct financing or sales-type lease, revenue is recognized over the life of the lease using the rate implicit in the lease.

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

Impairment of Real Estate. We record impairments of our real estate assets classified as held for use when triggering events dictate that an asset may be impaired. An impairment is recorded when the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows. The impairment is the difference between the estimated fair value of the asset and the carrying amount. We record impairments of our real estate assets classified as held for sale at the lower of the carrying amount or estimated fair value using the estimated or contracted sales price less costs to sell. Any real estate assets recorded at fair value on a non-recurring basis as a result of our impairment analysis are valued using unobservable local and national industry market data such as comparable sales, appraisals, brokers’ opinions of value and/or terms of definitive sales contracts. Additionally, the analysis includes considerable judgment in our estimates of hold periods, projected cash flows and discount and capitalization rates. Significant increases or decreases in any of these inputs, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed.
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

Cash flows from operations as reported on the Consolidated Statements of Cash Flows totaled $188.7 million for 2025 and $211.2 million for 2024. The decrease was related primarily to a decrease in cash flow due to property sales and vacancies, partially offset by rental revenue related to acquired properties, lease extensions and placing development properties into service during 2024 and the receipt of a lease termination fee. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.

Net cash provided by investing activities totaled $298.2 million in 2025 and $86.4 million in 2024. Cash provided by investing activities in 2025 related primarily to proceeds from property sales, receipt of insurance proceeds and distributions from non-consolidated entities, offset by acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net. Cash provided by investing activities in 2024 related primarily to net proceeds received from the disposition of real estate, realization of the net investment in a sales-type lease, distributions from non-consolidated entities, and redeeming investments in held-to-maturity securities offset by acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, and investments in non-consolidated entities.

Net cash used in financing activities totaled $418.3 million in 2025 and $395.0 million in 2024. Cash used in financing activities in 2025 was related primarily to the partial repayment of the Term Loan, repurchase of the Trust Preferred Securities, a partial repurchase of the 6.750% Senior Notes due 2028, repurchase of common shares, distributions to noncontrolling interests, dividends, and debt service payments, offset by contributions from noncontrolling interests. Cash used in financing activities in 2024 was related primarily to the repayment of the 2024 Senior Notes, the purchase of a noncontrolling interest and dividend and debt service payments, offset by contributions from noncontrolling interests.
Public and Private Equity and Debt Markets
We access the public and private equity and debt markets on an opportunistic basis when we (1) believe conditions are favorable and (2) have a compelling use of proceeds.
We expect to continue to access debt and equity markets in the future to implement our business strategy and to fund future growth when market conditions are favorable. However, the volatility in the capital markets primarily resulting from the effects of higher interest rates and inflation have negatively affected our ability to access these capital markets.
Equity:
At-The-Market Offering Program. We maintain an At-The-Market offering program, or ATM program, under which we can issue common shares, including through forward contracts.
We may, from time to time, sell up to $350.0 million of common shares over the term of the ATM program. During the years ended December 31, 2025 and 2024, we did not sell shares under the ATM program.
Underwritten Equity Offerings. We maintain a universal shelf-registration statement, which allows us to issue equity in a variety of offerings, including in an underwritten offering. We did not issue common shares as part of an underwritten offering in 2025 and 2024.
Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders may elect to automatically reinvest their dividends to purchase our common shares. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. No shares were purchased from us under the plan in 2025 and 2024.
Share Repurchase Program. During the year ended December 31, 2025, we repurchased 0.1 million common shares at an average share price of $49.04 per common share, pursuant to a share repurchase authorization of 2.0 million common shares by our Board of Trustees, which has no expiration date. As of December 31, 2025, 0.2 million common shares were subject to repurchase contracts and settled in January 2026. No common shares were repurchased during 2024. As of December 31, 2025, 1.3 million common shares remain available for repurchase under this authorization.

Financings: The following presents our outstanding unsecured debt obligations as of December 31, 2025:

Issue Date	Face Amount (millions)	Interest Rate		Maturity Date	Issue Price
Term Loan	$250.0	SOFR + 1.10%	(1)(2)	January 2027	—
Senior Notes due 2028	160.0	6.750%	(3)	November 2028	99.423%
Senior Notes due 2030	400.0	2.700%		September 2030	99.233%
Senior Notes due 2031	400.0	2.375%		October 2031	99.758%
Trust Preferred Securities	101.0	Three Month SOFR + 1.96%	(4)(5)	April 2037	—
Total unsecured debt	$1,311.0
(1)Spread includes a 0.10% daily SOFR adjustment.
(2)We repaid $50.0 million of the Term Loan in January 2025, resulting in a loss on debt satisfaction of $0.4 million. The SOFR portion of the interest rate was swapped to an average interest rate of 3.21% per annum until January 31, 2027 and the all-in interest rate following the January 2026 refinancing including the margin is 4.06% per annum until January 31, 2027.
(3)We completed a cash tender offer to repurchase $140.0 million of the principal amount on our 6.750% Senior Notes due 2028, resulting in a loss on debt satisfaction of $12.6 million.
(4)Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82.5 million is swapped at an average interest rate including the spread of 5.20% from October 30, 2024 to October 30, 2027. As of December 31, 2025, the weighted average interest rate of the Trust Preferred Securities was 5.31%, which includes the effect of the interest rate swaps.
(5)We repurchased $28.1 million of the Trust Preferred Securities for a cash payment of $26.9 million, including accrued interest of $0.2 million, which resulted in a gain on debt satisfaction, net of $1.1 million including a write off of $0.3 million in deferred financing costs. The Trust Preferred Securities are classified as debt.

The Senior Notes are unsecured and pay interest semi-annually in arrears. We may redeem the Senior Notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the Senior Notes being redeemed plus a make-whole premium.
From time to time, we may repurchase certain of our outstanding debt securities, including our Trust Preferred Securities, in negotiated and/or market transactions. During the year ended December 31, 2025, we repurchased $28.1 million of our Trust Preferred Securities at a 5.0% discount to par value. Additionally, we completed a cash tender offer and repurchased $140.0 million aggregate principal balance of the Unsecured Senior Notes due 2028.
As of December 31, 2025, we had an unsecured credit agreement with KeyBank National Association, as agent, and the financial institutions from time to time party thereto as lenders, for a revolving credit facility of up to $600.0 million, which is subject to compliance with certain financial maintenance covenants. The revolving credit facility had a maturity date in July 2026 and could be extended up to July 2027, subject to certain conditions. The interest rate ranged from SOFR (plus a 0.10% index adjustment) plus an interest rate spread ranging from 0.725% to 1.400%, based on our senior unsecured long-term credit rating. We had no borrowings under the $600.0 million revolving credit facility as of December 31, 2025.
Subsequent to December 31, 2025, we amended and restated our existing credit agreement with KeyBank National Association as agent, and the financial institutions party thereto as lenders, to provide an unsecured revolving credit facility of up to $600.0 million which matures on January 31, 2030 with one or more options to extend up to January 31, 2031 at our discretion, subject to conditions. The rate of interest payable under the revolving credit facility is equal to, at our option, a rate per annum of (i) the base rate plus a margin of 0.00% to 0.40% or (ii) the daily SOFR or a term SOFR plus a margin of 0.725% to 1.40% (without any SOFR index adjustment). The applicable margin is determined with respect to our consolidated leverage ratio and senior unsecured long-term debt rating. Based on the current consolidated leverage ratio and investment grade credit ratings, for SOFR borrowings, the applicable margin for the revolving credit facility equals 0.775%. The revolving credit facility is also subject to a facility fee equal to 0.125% to 0.300%, depending on the Trust's credit ratings and consolidated leverage ratio, of the total commitments under the revolving credit facility. The facility fee is currently 0.15%.
As part of this amendment and restatement, the maturity date of the Term Loan was extended to January 31, 2029 with two one-year extension options at our discretion, subject to certain conditions. The rate of interest payable under the Term Loan is now equal to, at our option, a rate per annum of (i) the base rate plus a margin of 0.00% to 0.60% or (ii) the daily SOFR or a term SOFR plus a margin of 0.80% to 1.60%. There is no credit adjustment for SOFR. Based on the current consolidated leverage ratio and investment grade credit ratings, the applicable margin for the Term Loan is 0.85%.
As of December 31, 2025, we were in compliance with the financial covenants contained in our corporate level debt agreements.

Property Specific Debt. As of December 31, 2025, the principal balance of our secured debt decreased to approximately $49.9 million compared to $55.5 million at December 31, 2024. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($170.4 million at December 31, 2025), property sale proceeds or borrowing capacity on our primary credit facility ($600.0 million as of December 31, 2025, subject to covenant compliance).

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

The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $478.8 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.
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

During 2025, we sold our interests in 11 industrial facilities for an aggregate gross disposition price of $389.1 million. Two of the facilities sold were vacant development projects totaling 2.1 million square feet, located in the Ocala, Florida and Indianapolis, Indiana markets for a gross aggregate price of $174.6 million. The sale proceeds received were primarily used to (1) reduce outstanding debt obligations (2) fund the development and redevelopment pipeline and (3) make an investment in an industrial property in one of our target markets.
Liquidity Needs:
Our principal liquidity needs are debt maturities, interest payment obligations, the payment of dividends to our shareholders and funding our development and redevelopment projects.

As of December 31, 2025, we had approximately $1.4 billion of indebtedness, consisting of mortgages and notes payable outstanding, a term loan, Senior Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 3.6%.

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

We paid approximately $164.3 million in cash dividends to our common and preferred shareholders in 2025. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

As of December 31, 2025, we expect to incur approximately $18.3 million of costs, excluding noncontrolling interests' share and potential developer fees or partner buyouts, redevelopment projects and infrastructure work for our consolidated and non-consolidated land parcels held for development. We are unable to estimate (1) the timing of any required fundings for leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the development of our land parcels until we commit to such additional costs.
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
Results of Operations
Year ended December 31, 2025 compared with December 31, 2024. The increase in net income attributable to common shareholders of $68.6 million was primarily due to the items discussed below.

The decrease in total gross revenues of $8.2 million was primarily due to an aggregate decrease of $37.1 million primarily due to a decrease in additional $22.0 million of rental revenue related to a tenant exercising a purchase option in a sales-type lease during 2024 and $15.1 million due to property sales and vacancies, partially offset by an increase in rental revenue of $28.9 million due to properties placed in service, acquisitions and leasing.
The increase in depreciation and amortization expense of $3.8 million was primarily due to properties acquired and/or completed and placed in service during 2024.
The increase in property operating expense of $3.9 million was primarily due to an increase in operating expense responsibilities at certain properties and carrying costs for vacant development facilities placed into service for the year ended December 31, 2025 compared to the year ended December 31, 2024.
The decrease in non-operating income of $4.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to lower interest income earned from short-term investments that matured in June 2024.
The decrease in interest and amortization expense of $3.6 million was primarily due to a $4.4 million decrease in interest expense related to the Senior Notes due 2024 that were repaid in full during the year ended December 31, 2024 and a decrease in mortgage interest expense. During the year ended December 31, 2025, $140.0 million of the aggregate principal balance of the 6.750% Senior Notes due 2028 were repurchased, resulting in a $1.8 million decrease in interest expense. Additionally, interest rate swaps on a portion of the Trust Preferred Securities and a partial repurchase of these securities resulted in a $2.9 million decrease in interest expense during the year ended December 31, 2025. These amounts were partially offset by a $2.0 million increase in interest expense related to the Term Loan and mortgages and a $3.5 million decrease in capitalized interest due to properties placed in service subsequent to December 31, 2024.
The increase in debt satisfaction losses, net of $11.8 million was primarily due to the repurchase of a portion of the Senior Notes due 2028 for a debt satisfaction cost of $11.3 million, the write off of deferred financing costs of $1.9 million related to the repurchase of the Trust Preferred Securities, the partial repayment of the Term Loan, and the partial repurchase of the Senior Notes due 2028, offset by a gain on repurchase of a portion of the Trust Preferred Securities at a 5% discount to par value of $1.4 million.
The increase in gain on sale, or disposal of, and recovery on real estate, net of $105.8 million was due to the higher gains on the dispositions of eleven properties and $2.0 million of insurance recovery on real estate during the year ended December 31, 2025 compared to the six dispositions during the year ended December 31, 2024.
The decrease in benefit (provision) for income taxes of $0.8 million is primarily attributable to the receipt of tax refunds during year ended December 31, 2024 with no comparable refunds during the year ended December 31, 2025.
The decrease in equity in earnings (losses) of non-consolidated entities of $1.2 million was primarily due to recognizing our share of additional interest expense due to an increase in mortgages and notes payable and write off of deferred financing costs related to refinancing of debt within our non-consolidated entities during the year ended December 31, 2025 compared to the year ended December 31, 2024. Additionally, there was one property sale within our non-consolidated entities during the year ended December 31, 2024 with no comparable sales during the year ended December 31, 2025.
The increase in net (income) loss attributable to noncontrolling interest holders of $6.1 million was primarily related to the recognition of the noncontrolling interests' share of gains on the sale of real estate of two vacant development properties in 2025.

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
The analysis of the results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 is included in our 2024 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, on February 13, 2025.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned, stabilized and included in our portfolio for the entirety of the period commencing January 1, 2024 and through the end of the current reporting period. We define NOI as operating revenues (rental income (less GAAP rent adjustments, non-cash income related to sales-type leases and lease termination income, net, and other property income) less property operating expenses. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance because same-store NOI excludes the change in NOI from acquired, expanded and disposed of properties and it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the years ended December 31, 2025 and 2024 ($000s):

	Years Ended December 31,
	2025	2024
Total cash base rent	$244,549	$237,716
Tenant reimbursements	54,468	51,666
Property operating expenses	(56,086)	(53,315)
Same-store NOI	$242,931	$236,067

Our same-store NOI increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 by 2.9% primarily due to an increase in cash base rents partially offset by lower occupancy. As of December 31, 2025 and 2024, our historical same-store square footage leased was 97.3% and 99.5%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000s):

	Years ended December 31,
	2025	2024
Net income	$117,610	$42,835

Interest and amortization expense	62,923	66,477
Provision (benefit) for income taxes	699	(127)
Depreciation and amortization	196,615	192,863
General and administrative	40,053	40,045
Transaction costs	178	498
Non-operating/advisory fee income	(6,920)	(11,812)
Gain on sale or disposal of, and recovery on, real estate, net	(145,627)	(39,848)
Sales-type lease income attributable to the exercise of a purchase option	—	(14,991)
Gain on change in control of a subsidiary	—	(209)
Loss on debt satisfaction, net	11,809	—
Equity in losses of non-consolidated entities	4,405	3,179
Lease termination income, net	(276)	—
Straight-line adjustments	(5,483)	(7,272)
Lease incentives	1,859	1,330
Amortization of above/below market leases	(2,562)	(2,654)
Sales-type lease adjustments	—	(2,364)
NOI	275,283	267,950

Less NOI:
Acquisitions, expansions, development and dispositions	(32,352)	(31,883)
Same-Store NOI	$242,931	$236,067

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and Adjusted Company FFO available to all equityholders for 2025 and 2024 (dollars in thousands, except share and per share amounts):

	Years Ended December 31,
	2025	2024
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$106,469	$37,922
Adjustments:
Depreciation and amortization related to real estate	189,822	187,109
Impairment charges - real estate, including our share of non-consolidated entities	—	295
Amortization of leasing commissions	6,793	5,754
Joint venture and noncontrolling interest adjustment	11,186	5,836
Gain on sale or disposal of, and recovery on, real estate, net	(145,627)	(41,239)
Gain on change in control of a subsidiary	—	(209)
FFO available to common shareholders - basic	168,643	195,468
Preferred dividends	6,290	6,290
Amount allocated to participating securities	401	322
FFO available to all equityholders - diluted	175,334	202,080
Sales-type lease income attributable to the exercise of a purchase option	—	(14,991)
Allowance for credit losses	—	(61)
Transaction costs, including our share of non-consolidated entities(1)	178	518
Loss (gain) on debt satisfaction, net, including our share of non-consolidated entities	11,812	(552)
Non-recurring costs(2)	—	1,788
Noncontrolling interest adjustments	—	578
Adjusted Company FFO available to all equityholders - diluted	$187,324	$189,360

Per Common Share Amounts(3)
Basic:
FFO	$2.89	$3.35

Diluted:
FFO	$2.95	$3.41
Adjusted Company FFO	$3.15	$3.20

Weighted-Average Common Shares(3):
Basic:
Weighted-average common shares outstanding - basic EPS	58,384,896	58,294,586
Weighted-average common shares outstanding - basic FFO	58,384,896	58,294,586

Diluted:
Weighted-average common shares outstanding - diluted EPS	58,565,565	58,311,998
Preferred shares - Series C	942,114	942,114
Weighted-average common shares outstanding - diluted FFO	59,507,679	59,254,112
(1)    Transaction costs include costs associated with terminated investments and the Reverse Split, such as non-refundable deposits and legal fees.
(2)    Includes non-recurring expenses for severance expense.
(3)    Share and per share data have been adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $18.5 million at December 31, 2025 and $46.6 million at December 31, 2024, which represented 1.4% and 2.9%, respectively, of our aggregate principal consolidated indebtedness. During the years ended December 31, 2025 and 2024, our variable-rate indebtedness had a weighted-average interest rate of 6.2% and 7.2%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2025 and 2024 would have increased by $0.3 million and $1.2 million, respectively. As of December 31, 2025 and 2024, our aggregate principal consolidated fixed-rate debt was $1.3 billion and $1.5 billion, respectively, which represented 98.6% and 97.1%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2025 and is indicative of the interest rate environment as of December 31, 2025, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.3 billion as of December 31, 2025.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have historically entered into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of December 31, 2025, we had seven interest rate swap agreements in our consolidated portfolio, all of which expire from January 2027 to October 2027 (see Note 12 to our consolidated financial statements contained in this Annual Report).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of LXP Industrial Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LXP Industrial Trust and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

• We evaluated the Company’s assessment of estimated holding periods by:

•Comparing management’s previous holding period assumptions to the Company’s subsequent sale of an asset.
•Discussing with accounting and operations management the Company’s intent regarding sale or holding onto the asset.
•Evaluating the consistency of the assumptions used with audit evidence obtained in other audit areas. Reading minutes of the executive committee and board of directors’ meetings to identify any indicators that a long-lived asset will likely be sold or otherwise disposed of before the end of its estimated holding period.

• We evaluated the Company’s estimate of anticipated future undiscounted cash flows for those assets with impairment indicators, and the estimated fair value for those assets that the carrying value was determined not to be recoverable, if any, by performing the following:

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including testing the source information underlying the determination of the discount rate, rental rates, capitalization rates and developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management; and (3) mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

New York, New York
February 12, 2026

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of LXP Industrial Trust
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LXP Industrial Trust and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York
February 12, 2026

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2025	2024
Assets:
Real estate, at cost	$3,908,485	$4,176,294
Real estate - intangible assets	305,841	318,444
Land held for development	82,971	82,827
Investments in real estate under construction	41,769	5,947
Real estate, gross	4,339,066	4,583,512
Less: accumulated depreciation and amortization	(1,151,513)	(1,047,166)
Real estate, net	3,187,553	3,536,346
Right-of-use assets, net	8,721	16,484
Cash and cash equivalents	170,394	101,836
Restricted cash	257	237
Investments in non-consolidated entities	31,430	40,018
Deferred expenses, (net of accumulated amortization of $33,210 in 2025 and $28,035 in 2024)	35,068	39,820
Rent receivable - current	3,454	2,052
Rent receivable - deferred	84,631	85,757
Other assets	15,514	20,762
Total assets	$3,537,022	$3,843,312

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$49,541	$54,930
Term loan payable, net	249,053	297,814
Senior notes payable, net	952,693	1,089,373
Trust preferred securities, net	100,113	127,893
Dividends payable	44,715	41,164
Operating lease liabilities	9,134	17,114
Accounts payable and other liabilities	54,553	57,055
Accrued interest payable	9,218	10,517
Deferred revenue - including below-market leases (net of accumulated accretion of $11,947 in 2025 and $18,292 in 2024)	3,030	6,751
Prepaid rent	16,594	19,918
Total liabilities	1,488,644	1,722,529

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 59,077,234 and 58,899,958 shares issued and outstanding in 2025 and 2024, respectively	6	6
Additional paid-in-capital	3,313,884	3,315,127
Accumulated distributions in excess of net income	(1,371,654)	(1,316,993)
Accumulated other comprehensive income	427	6,136
Total shareholders’ equity	2,036,679	2,098,292
Noncontrolling interests	11,699	22,491
Total equity	2,048,378	2,120,783
Total liabilities and equity	$3,537,022	$3,843,312
Share data has been adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025. See Note 2 Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2025	2024	2023
Gross revenues:
Rental revenue	$346,140	$354,353	$334,220
Other revenue	4,088	4,105	6,283
Total gross revenues	350,228	358,458	340,503
Expense applicable to revenues:
Depreciation and amortization	(196,615)	(192,863)	(183,524)
Property operating	(64,395)	(60,513)	(58,394)
General and administrative	(40,053)	(40,045)	(36,334)
Non-operating income	2,832	7,707	2,982
Interest and amortization expense	(62,923)	(66,477)	(46,389)
Loss on debt satisfaction, net	(11,809)	—	(132)
Transaction costs	(178)	(498)	(4)
Impairment charges	—	—	(16,490)
Change in allowance for credit loss	—	61	32
Gain on sale or disposal of, and recovery on, real estate, net	145,627	39,848	33,010
Gain on change in control of a subsidiary	—	209	—
Income before benefit (provision) for income taxes and equity in income (losses) of non-consolidated entities	122,714	45,887	35,260
Benefit (provision) for income taxes	(699)	127	(703)
Equity in income (losses) of non-consolidated entities	(4,405)	(3,179)	1,366
Net income	117,610	42,835	35,923
Net (income) loss attributable to noncontrolling interests	(4,450)	1,699	(5,540)
Net income attributable to LXP Industrial Trust shareholders	113,160	44,534	30,383
Dividends attributable to preferred shares - Series C	(6,290)	(6,290)	(6,290)
Allocation to participating securities	(401)	(322)	(230)
Net income attributable to common shareholders	$106,469	$37,922	$23,863

Net income attributable to common shareholders - per common share basic	$1.82	$0.65	$0.41
Weighted-average common shares outstanding - basic	58,384,896	58,294,586	58,049,175

Net income attributable to common shareholders - per common share diluted	$1.82	$0.65	$0.41
Weighted-average common shares outstanding - diluted	58,565,565	58,311,998	58,238,702
Common share and per common share data have been adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025. See Note 2 Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2025	2024	2023
Net income	$117,610	$42,835	$35,923
Other comprehensive loss:
Change in unrealized loss on interest rate swaps, net	(5,646)	(3,338)	(6,847)
Company's share of other comprehensive loss of non-consolidated entities	(63)	(9)	(1,359)
Other comprehensive loss	(5,709)	(3,347)	(8,206)
Comprehensive income	111,901	39,488	27,717
Comprehensive (income) loss attributable to noncontrolling interests	(4,450)	1,699	(5,540)
Comprehensive income attributable to LXP Industrial Trust shareholders	$107,451	$41,187	$22,177
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2025

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2024	$2,120,783	1,935,400	$94,016	58,899,958	$6	$3,315,127	$(1,316,993)	$6,136	$22,491
Capital contributions	1,796	—	—	—	—	—	—	—	1,796
Share-based compensation, net	10,599	—	—	258,887	1	10,598	—	—	—
Repurchase of common shares	(11,842)	—	—	(81,611)	(1)	(11,841)	—	—	—
Dividends/distributions ($2.725 per common share)	(184,859)	—	—	—	—	—	(167,821)	—	(17,038)
Net income	117,610	—	—	—	—	—	113,160	—	4,450
Other comprehensive loss	(5,646)	—	—	—	—	—	—	(5,646)	—
Company's share of other comprehensive loss of non-consolidated entities	(63)	—	—	—	—	—	—	(63)	—
Balance December 31, 2025	$2,048,378	1,935,400	$94,016	59,077,234	$6	$3,313,884	$(1,371,654)	$427	$11,699

Common share and per common share data have been adjusted for all periods presented to reflect a Reverse Split effective November 10, 2025. See Note 2 Summary of Significant Accounting Policies.

The accompanying notes are an integral part of the consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2024

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2023	$2,265,457	1,935,400	$94,016	58,689,817	$6	$3,330,406	$(1,201,824)	$9,483	$33,370
Capital contributions	1,751	—	—	—	—	—	—	—	1,751
Purchase of noncontrolling interest in consolidated joint venture	(27,898)	—	—	—	—	(23,843)	—	—	(4,055)
Change in control of a subsidiary	(2,503)	—	—	—	—	—	—	—	(2,503)
Share-based compensation, net	8,572	—	—	210,141	—	8,564	8	—	—
Dividends/distributions ($2.625 per common share)	(164,084)	—	—	—	—	—	(159,711)	—	(4,373)
Net income (loss)	42,835	—	—	—	—	—	44,534	—	(1,699)
Other comprehensive loss	(3,338)	—	—	—	—	—	—	(3,338)	—
Company's share of other comprehensive loss of non-consolidated entities	(9)	—	—	—	—	—	—	(9)	—
Balance December 31, 2024	$2,120,783	1,935,400	$94,016	58,899,958	$6	$3,315,127	$(1,316,993)	$6,136	$22,491

Common share and per common share data have been adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025. See Note 2 Summary of Significant Accounting Policies.

The accompanying notes are an integral part of the consolidated financial statements.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2023

		LXP Industrial Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2022(1)	$2,391,003	1,935,400	$94,016	58,343,862	$6	$3,320,110	$(1,079,087)	$17,689	$38,269
Capital contributions	714	—	—	—	—	—	—	—	714
Redemption of noncontrolling OP units for common shares	(415)	—	—	166,514	—	3,393	—	—	(3,808)
Share-based compensation, net	6,908	—	—	179,441	—	6,903	5	—	—
Dividends/distributions ($2.525 per common share)	(160,470)	—	—	—	—	—	(153,125)	—	(7,345)
Net income	35,923	—	—	—	—	—	30,383	—	5,540
Other comprehensive loss	(6,847)	—	—	—	—	—	—	(6,847)	—
Company's share of other comprehensive loss of non-consolidated entities	(1,359)	—	—	—	—	—	—	(1,359)	—
Balance December 31, 2023	$2,265,457	1,935,400	$94,016	58,689,817	$6	$3,330,406	$(1,201,824)	$9,483	$33,370

(1) As of December 31, 2022, the Company reclassified $23 from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the Reverse Split effective November 10, 2025.

Common share and per common share data have been adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025. See Note 2 Summary of Significant Accounting Policies.

The accompanying notes are an integral part of the consolidated financial statements

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2025	2024	2023
Cash flows from operating activities:
Net income	$117,610	$42,835	$35,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,076	196,629	186,540
Gain on change in control of a subsidiary	—	(209)	—
Gain on sale or disposal of, and recovery on, real estate, net	(145,627)	(39,848)	(33,010)
Change in allowance for credit loss	—	(61)	(32)
Debt satisfaction losses, net	11,809	—	132
Impairment charges	—	—	16,490
Straight-line rents	(5,360)	(7,097)	(9,471)
Amortization of right of use assets	4,497	4,166	4,136
Other non-cash expense, net	11,761	7,521	5,900
Equity in (earnings) losses of non-consolidated entities	4,405	3,179	(1,366)
Distributions of accumulated earnings from non-consolidated entities	—	1,646	4,614
Changes in assets and liabilities:
Change in accounts payable and other liabilities	979	2,914	4,407
Change in rent receivable and prepaid rent, net	(4,802)	5,639	(488)
Change in accrued interest payable	(1,300)	(862)	2,199
Other adjustments, net	(5,332)	(5,265)	(6,528)
Net cash provided by operating activities	188,716	211,187	209,446
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(32,653)	(161,979)	(15,018)
Investment in real estate under construction	(28,897)	(105,711)	(120,793)
Capital expenditures	(24,910)	(17,782)	(17,937)
Insurance proceeds	5,315	—	—
Net proceeds from sale of properties	380,230	177,473	97,758
Realization of net investment in a sales-type lease	—	65,828	—
Principal payments on loans receivable	—	—	1,462
Investments in non-consolidated entities, net	(546)	(1,312)	(3,648)
Distributions from non-consolidated entities in excess of accumulated earnings	5,018	7,266	10,009
Payments of deferred leasing costs	(4,461)	(7,212)	(6,151)
Investment in held-to-maturity securities	—	130,000	(130,000)
Change in real estate deposits, net	(891)	(168)	867
Net cash provided by (used in) investing activities	298,205	86,403	(183,451)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(164,270)	(158,157)	(151,932)
Principal amortization payments	(5,570)	(5,373)	(12,265)
Principal payments on debt, excluding normal amortization	(50,000)	—	—
Repurchase of senior notes	(140,000)	(198,932)	—
Revolving credit facility borrowings	—	85,000	125,000
Revolving credit facility payments	—	(85,000)	(125,000)
Repurchase of trust preferred securities	(26,725)	—	—
Proceeds from issuance of senior notes	—	—	298,269
Payments for early extinguishment of debt	(11,273)	—	—
Deferred financing costs	—	—	(5,818)
Cash distributions to noncontrolling interests	(17,038)	(4,373)	(7,345)
Cash contributions from noncontrolling interests	1,796	1,751	714
Repurchase of common shares	(4,004)	—	—
Purchase of noncontrolling interest	—	(27,875)	—
Issuance of common shares, net of costs and repurchases to settle tax obligations	(1,259)	(2,021)	(2,661)
Net cash provided by (used in) financing activities	(418,343)	(394,980)	118,962
Change in cash, cash equivalents and restricted cash	68,578	(97,390)	144,957
Cash, cash equivalents and restricted cash, at beginning of year	102,073	199,463	54,506
Cash, cash equivalents and restricted cash, at end of year	$170,651	$102,073	$199,463
The accompanying notes are an integral part of these consolidated financial statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
($000)
Years ended December 31,

	2025	2024	2023
Reconciliations of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of year	$101,836	$199,247	$54,390
Restricted cash at beginning of year	237	216	116
Cash, cash equivalents and restricted cash at beginning of year	$102,073	$199,463	$54,506

Cash and cash equivalents at end of year	$170,394	$101,836	$199,247
Restricted cash at end of year	257	237	216
Cash, cash equivalents and restricted cash at end of year	$170,651	$102,073	$199,463

Supplemental disclosure of cash flow information:
Interest paid	$60,415	$66,699	$51,763
Income taxes paid	$923	274	951

Supplemental schedule of non-cash investing activities:
Accounts payable related to Investment in real estate under construction	$4,693	$14,683	$21,052
Reclassification of Real estate, net to Investments in real estate under construction	$24,550	$—	$—
Deconsolidation of Lombard Street Lots, LLC in Real estate, at cost	$—	$4,605	$—
Deconsolidation of Lombard Street Lots, LLC in Investments in non-consolidated entities	$—	$2,311	$—
Deconsolidation of Lombard Street Lots, LLC in Noncontrolling interests	$—	$2,503	$—
Deconsolidation of Lepercq Corporate Income Fund L.P in Noncontrolling interests	$—	$—	$7,800
Reclassification to Real estate, net from Gain on sale or disposal of, and recovery on, real estate net	$389	$—	$1,392
Reduction of Real estate, net and accumulated depreciation and amortization related to an expired ground lease in Palto Alto, California	$—	$—	$29,375

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company and Financial Statement Presentation
LXP Industrial Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a Maryland real estate investment trust that owns a portfolio of equity investments focused on Class A warehouse and distribution real estate facilities. Class A real estate encompasses attractive and efficient buildings of high quality that are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed.
As of December 31, 2025, the Company had ownership interests in approximately 108 consolidated real estate properties located in 14 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
The Company believes it has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. As such, the TRS are subject to federal income taxes on the income from these activities.
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
(2)Summary of Significant Accounting Policies
Reverse Stock Split. Effective as of 5:00 pm ET on November 10, 2025, each outstanding share of beneficial interest, par value $0.0001 per share, classified as "common stock" ("common share") automatically reclassified into 1/5th of a common share (the "Reverse Split"). All share and per-share information, including earnings per share and stock-based compensation, have been retroactively adjusted to reflect the Reverse Split for all periods presented. The Reverse Split did not affect total Shareholders' equity or net income. As a result of the Reverse Split, the par value of shares increased to $0.0005 per share and subsequently reduced to $0.0001 per share. For additional information, see Note 3 Earnings Per Share, Note 13 Equity, and Note 15 Benefits Plan.
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
As of December 31, 2025, the Company had interests in five consolidated joint ventures with developers. Two of the joint ventures sold their sole development properties and substantially all of the proceeds were distributed to the Company and the developer during the year ended December 31, 2025. The Company owns interests in three of these joint ventures, comprising one development project and two land joint ventures with ownership interests ranging from 80% to 95.5%. These joint ventures were determined to be Variable Interest Entities ("VIEs") in accordance with the applicable accounting guidance. Each VIE was formed to acquire land parcels for industrial development. As of December 31, 2025, the development project was substantially completed and placed in service, while the land joint ventures continue to hold parcels for future development. The Company concluded that it is the primary beneficiary in each of these three VIEs and as such, the joint ventures' operations are consolidated in the Company's Consolidated Financial Statements.
In 2023, the Company purchased the remaining 0.925% noncontrolling interest in Lepercq Corporate Income Fund L.P. (“LCIF”) consisting of 730,623.5 LCIF operating partnership (“OP”) units by issuing 164,525 common shares at $47.35 per share, for a total value of approximately $7,800. As the Company previously consolidated LCIF, the acquisition of the noncontrolling ownership interest was recorded as an equity transaction with the carrying balance of noncontrolling interest, net of transaction costs, of $3,344 recorded as additional paid-in-capital. There were no LCIF OP units outstanding after the transaction.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included on the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Real estate, net	$240,950	$380,563
Total assets	$255,243	$392,791
Total liabilities	$7,020	$8,603
In addition, the Company acquires, from time to time, properties using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a “reverse 1031 exchange”) and, as such, the properties are in the possession of an Exchange Accommodation Titleholder (“EAT”) until the reverse 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance and can collapse the 1031 exchange structure at any time. The assets of the EAT primarily consist of leased property (net real estate and intangibles).
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Earnings Per Share. Basic net income (loss) per share is computed under the two-class method by dividing net income (loss) reduced by preferred dividends and amounts allocated to certain non-vested share-based payment awards, if applicable, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and non-vested common shares, unsettled common shares sold in forward sales transactions, units and put options of certain convertible securities.
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
Reclassification of Prior Period Amounts. Reclassification of certain prior period amounts have been made to conform to the current year presentation. During the year ended December 31, 2025, the Company combined certain line items in the Consolidated Statements of Changes in Equity. The Company determined that separate disclosure for certain line items was not meaningful to the users of the financial statements. The Issuance of common shares and deferred compensation amortization, net, Repurchase of common shares to settle tax obligations and Forfeiture of employee common shares line items are now combined in the new Share-based compensation, net line item. The combination of line items did not affect the total equity balance, net income, or earnings per share in any of the periods reported.
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

Expected losses within the Company's cash flows are determined by estimating the probability of default of the tenant and their parent guarantors over the term of the lease. The Company evaluates the collectability of its investment in sales-type leases, net based on various probability weighted default scenarios that include, but are not limited to, current payment status, the financial strength of its tenant and its parent guarantors, current economic conditions and 20 years of historical information on corporate defaults. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date.

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
The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as TRSs under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities.

Income taxes, primarily related to the Company's TRS, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.
Restricted Cash. Restricted cash is comprised primarily of cash balances held by lenders.
Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2025, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
Segment Reporting. The Company operates in one operating segment focused on single-tenant real estate assets.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Recently Issued Accounting Guidance. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 ("ASU 2023-09"), "Improvements to Income Tax Disclosures" that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company concluded that the adoption of ASU 2023-09 does not have a material impact on the financial statement disclosures. See Note 17 "Income Taxes".
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 31, 2027. The Company is currently evaluating ASU 2024-03 to determine its impact on its financial statement disclosure.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2025:

	2025	2024	2023
BASIC:
Net income attributable to common shareholders	$106,469	$37,922	$23,863
Weighted-average number of common shares outstanding	58,384,896	58,294,586	58,049,175
Net income attributable to common shareholders - per common share basic	$1.82	$0.65	$0.41

	2025	2024	2023
DILUTED:
Net income attributable to common shareholders - basic	$106,469	$37,922	$23,863
Impact of assumed conversions	—	—	(58)
Net income attributable to common shareholders	$106,469	$37,922	$23,805

Weighted-average common shares outstanding - basic(1)	58,384,896	58,294,586	58,049,175
Effect of dilutive securities:
Unvested share-based payment awards and options(1)	180,669	17,412	25,450
Operating Partnership Units	—	—	164,077
Weighted-average common shares outstanding - diluted(1)	58,565,565	58,311,998	58,238,702

Net income attributable to common shareholders - per common share diluted(1)	$1.82	$0.65	$0.41
(1)Common share and per unit amounts adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025 through a proportional adjustment to the unit conversion ratio.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.
Calculation of dilutive earnings requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the dilutive earnings per share calculation as the inclusion of such shares would be anti-dilutive for each of the years in the three-year period ended December 31, 2025:

	Years Ended December 31,
	2025	2024	2023
Unvested participating securities	3,034	—	—
Preferred shares - Series C	942,114	942,114	942,114

(4)Investments in Real Estate
The Company's Real estate, net, consists of the following at December 31, 2025 and 2024:

	2025	2024
Real estate, at cost:
Buildings and building improvements	$3,539,607	$3,765,387
Land, land estates and land improvements	366,881	399,685
Construction in progress	1,997	11,222
Real estate intangibles:
In-place lease values	298,939	308,266
Tenant relationships	6,795	9,498
Above-market leases	107	680
Land held for development	82,971	82,827
Investments in real estate under construction	41,769	5,947
	4,339,066	4,583,512
Accumulated depreciation and amortization(1)	(1,151,513)	(1,047,166)
Real estate, net	$3,187,553	$3,536,346
(1)Includes accumulated amortization of real estate intangible assets of $219,174 and $209,172 in 2025 and 2024, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $22,301 in 2026, $16,748 in 2027, $12,426 in 2028, $11,167 in 2029 and $8,136 in 2030.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $3,016 and $6,722, respectively, as of December 31, 2025 and 2024. The estimated accretion for the next five years:

Years ending December 31,	Estimated Accretion
2026	$1,028
2027	782
2028	494
2029	494
2030	218
$3,016

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company acquired or completed and placed into service the following assets during 2025 and 2024:
2025:

Market (% owned)	Acquisition/ Placed in Service Date	Initial Cost Basis	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Atlanta, GA (100%)	September 2025	$30,022	09/2030	$4,838	$20,692	$4,492

Weighted-average life of intangible assets (years)						4.6

2024:

Market (% owned)	Acquisition/ Placed in Service Date	Initial Cost Basis (1)	Primary Lease Expiration	Land	Building and Improvements	Lease in-place Value Intangible
Phoenix, AZ (100%)	February 2024	$52,767	01/2031	$9,449	$43,318	$—
Central Florida (80%)(2)	February 2024	80,825	N/A	10,618	70,207	—
Indianapolis, IN (80%)(2)	February 2024	64,285	N/A	5,126	59,159	—
Greenville/Spartanburg, SC (90%)(2)	April 2024	73,414	N/A	6,765	66,649	—
Central Florida (100%)(2)	June 2024	19,021	N/A	4,493	14,528	—
Central Florida (100%)(3)	July 2024	12,401	N/A	2,752	9,649	—
Columbus, OH (100%)	August 2024	23,879	10/2029	3,113	20,766	—
Savannah, GA (100%)	October 2024	34,267	01/2034	5,612	25,602	3,053
Atlanta, GA (100%)	November 2024	47,897	08/2027	2,728	41,180	3,989
Atlanta, GA (100%)	November 2024	30,238	05/2029	2,378	25,861	1,999
Houston, TX (100%)	November 2024	45,202	02/2034	6,084	28,526	10,592
Greenville/Spartanburg, SC (100%)(4)	December 2024	66,324	12/2036	3,163	63,161	—
		$550,520		$62,281	$468,606	$19,633

Weighted-average life of intangible assets (years)						7.3
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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
As of December 31, 2025, the details of the development arrangements outstanding are as follows (in $000s, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 12/31/2025(1)	LXP Amount Funded as of 12/31/2025(2)	Estimated Base Building Completion Date	% Leased as of 12/31/2025
Redevelopment Projects
Orlando (100%)(3)	1	Central FL	350,990	$9,400	$16,402	$2,471	3Q 2026	—%
Richmond (100%)(4)	1	Richmond, VA	252,351	3,900	12,884	1,219	2Q 2026	—%
Total Redevelopment Projects	2		603,341	$13,300	$29,286	$3,690

Land Infrastructure Improvements
Reems & Olive (95.5%)(5)	N/A	Phoenix, AZ	N/A	16,350	12,483	14,771	N/A	N/A

Total	2		603,341	$29,650	$41,769	$18,461
(1)    Excludes leasing costs, incomplete costs and developer incentive fees or partner promotes if any.
(2)    Excludes noncontrolling interests' share.
(3)    During the quarter ended June 30, 2025, the tenant vacated the building and the Company began redeveloping the property. Estimated project costs exclude estimated tenant improvements and leasing costs.
(4)    During the quarter ended March 31, 2025, the tenant vacated the building, which is part of a four building integrated campus, and the Company began redeveloping the property into a standalone warehouse and distribution facility. Estimated project costs exclude estimated tenant improvements and leasing costs.
(5)    Represents infrastructure development costs to prepare the land for vertical development.
At December 31, 2025, the Company's aggregate investment in the ongoing development arrangement was $41,769. This amount included capitalized interest of $190 for the year ended December 31, 2025 and is presented as Investments in real estate under construction in the accompanying Consolidated Balance Sheet. For the year ended December 31, 2024, capitalized interest for development arrangements was $54.
As of December 31, 2025, the details of the land held for industrial development are as follows (in $000s, except acres):

Project (% owned)	Market	Approximate Acres (unaudited)	GAAP Investment Balance as of 12/31/2025	LXP Amount Funded as of 12/31/2025(1)
Consolidated
Reems & Olive (95.5%)	Phoenix, AZ	315	$75,359	$74,288
Mt. Comfort Phase II (80%)	Indianapolis, IN	116	5,879	4,761
ATL Fairburn (100%)	Atlanta, GA	14	1,733	1,779
Total Consolidated Land Projects		445	$82,971	$80,828
(1)Excludes noncontrolling interests' share.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(5)Dispositions and Impairment
The following table summarizes the Company's dispositions during the years ended December 31, 2025, 2024 and 2023, respectively:

Sale of real estate (dollars in $000s)	2025	2024	2023
Number of buildings	11	6	4
Building square feet	4,643,672	3,009,442	1,052,342
Net proceeds from sale of real estate	$380,230	$177,473	$97,758
Net book value	$236,590	$139,502	$64,748
Gain on sale of real estate(1)	$143,640	$39,848	$33,010
(1)    Gain on sale of real estate is a component of Gain on sale or disposal of, and recovery, on real estate, net, in the Consolidated Statements of Operations.

The Company did not have any properties classified as held for sale at December 31, 2025 or December 31, 2024.
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
No impairment charges were recorded during 2025 and 2024. During 2023, the Company recognized aggregate impairment charges on real estate properties of $16,490 due to a reduction in the anticipated holding period for those properties.
On May 10, 2025, the Company experienced a fire at a warehouse facility located in McDonough, Georgia, which resulted in damage to certain property, plant and equipment. The affected assets primarily included a portion of the roof and a small portion of the exterior wall of the building. At December 31, 2025, the Company recorded an estimated loss of $2,269 offset by $4,000 in insurance proceeds received, resulting in a net casualty gain of $1,731. The realized gain represents the insurance proceeds received in excess of the estimated casualty losses, net of the non-reimbursable portion of the Company's insurance deductible, and is included in Gain on sale or disposal of, and recovery on, real estate, net in the Consolidated Statements of Operations for the year ended December 31, 2025. As of December 31, 2025, the amounts of the actual loss and the insurance proceeds remain subject to the completion of repairs and adjustment by the insurance carrier.
(6)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2025	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$488	$—	$488	$—

		Fair Value Measurements Using
Description	2024	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$6,134	$—	$6,134	$—

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2025 and 2024, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,351,400	$1,277,714	$1,570,010	$1,459,062

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
(7)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of December 31,		Equity in earnings (losses) of non-consolidated entities Years ended December 31,
Investment	December 31, 2025	2025	2024	2025	2024	2023
NNN MFG Cold JV L.P. (“MFG Cold JV”)(1)	20%	$2,880	$10,428	$(3,588)	$(3,250)	$(3,300)
NNN Office JV L.P. (“Office JV”)(2)	20%	14,762	15,189	(424)	504	508
Etna Park 70 LLC(3)	90%	9,084	9,732	(228)	(264)	(258)
Etna Park 70 East LLC(4)	90%	2,390	2,360	(170)	(167)	(192)
BSH Lessee L.P.(5)	—%	—	—	—	—	4,608
Lombard Street Lots, LLC (6)	44.1%	2,314	2,309	5	(2)	—
		$31,430	$40,018	$(4,405)	$(3,179)	$1,366
(1)MFG Cold JV is a joint venture formed in 2021 that owns special purpose industrial properties formerly owned by the Company.
(2)    NNN Office JV is a joint venture formed in 2018 that owns office properties formerly owned by the Company.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. During 2025, the Company's wholly owned subsidiary purchased the land on 4.006 acres of land and improvements for $2,626 and recorded it in Real estate, at cost on the Company's Consolidated Balance Sheet.
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land.
(5)    A joint venture investment that sold its sole asset in January 2023.
(6)    The Company ceased to consolidate the operations of Lombard Street Lots, LLC in 2024. Lombard Street Lots, LLC ground leases a parcel of land to a parking operator.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement services. Advisory fees earned from these non-consolidated investments were $4,088, $4,105 and $4,337 for the years ended December 31, 2025, 2024 and 2023.
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
For the years ended December 31, 2025, 2024 and 2023, no accounts receivable were written off.
The Company elected to treat the lease and non-lease components in its leases as a single lease component, which is therefore recognized as rental revenue in its Consolidated Statements of Operations. The primary non-lease service included within rental revenue is common area maintenance services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. During the year ended December 31, 2025, the Company incurred $90 in costs that were incremental to the execution of leases. During the years ended December 31, 2024 and 2023, the Company incurred nominal or no costs that were incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on any of its properties.
Sales-Type Leases. As of December 31, 2025 and 2024, the Company had no leases that qualified as sales-type leases. During 2024, the tenant of a sales-type lease for an industrial development land parcel located in Phoenix, Arizona market executed the purchase option within their lease and purchased the property for $86,522, which qualified as a lease modification. The Company recognized $14,991 of additional income from a sales-type lease as part of rental revenue in its 2024 Consolidated Statement of Operations, which included $5,604 of estimated development obligations that will be substantially completed subsequent to the execution of the purchase option.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating and sales-type leases for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
Classification	2025	2024	2023
Fixed	$289,384	$280,433	$275,186
Sales-type lease income	—	22,027	7,427
Variable(1)	56,756	51,893	51,607
Total	$346,140	$354,353	$334,220
(1)    Primarily comprised of tenant reimbursements.

Future fixed rental receipts for operating leases assuming no new or re-negotiated leases as of December 31, 2025 were as follows:

Year ending December 31,	Operating
2026	$274,319
2027	247,123
2028	213,126
2029	186,417
2030	139,910
Thereafter	396,022
Total	$1,456,917
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
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of December 31, 2025. The leases have remaining lease terms of up to 4 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

	Years Ended December 31,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	2.4	8.7
Weighted-average discount rate
Operating leases	4.1%	4.2%
The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

Income Statement Classification	Fixed	Variable	Total
2025:
Property operating	$3,421	$24	$3,445
General and administrative (1)	1,887	302	2,189
Total	$5,308	$326	$5,634

2024:
Property operating	$3,487	$15	$3,502
General and administrative	1,642	262	1,904
Total	$5,129	$277	$5,406

2023:
Property operating	$3,539	$7	$3,546
General and administrative	1,521	280	1,801
Total	$5,060	$287	$5,347
(1) For the years ended December 31, 2025 and 2024 the general and administrative lease expense excludes a reduction of $902 and $718, respectively, to lease expense for the sublease of the Company's office space in New York, New York. For the year ended December 31, 2023, there was no sublease of the Company's office space.

The Company recognized sublease income related to its ground leases in rental revenue of $3,244, $3,295 and $3,320 in each of the years ended December 31, 2025, 2024 and 2023, respectively.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following table shows the Company's maturity analysis of its operating lease liabilities as of December 31, 2025:

Year ending December 31,	Operating Leases
2026	$4,258
2027	3,775
2028	1,164
2029	326
2030	109
Thereafter	—
Total lease payments	9,632
Less: Imputed interest	(498)
Present value of lease liabilities	$9,134
(9) Allowance for Credit Loss
During 2024 and 2023, the Company recognized $(61) and $(32), respectively, of credit loss allowance or recovery related to its investment in a sales-type lease. As of December 31, 2024, the Company's investment in a sales-type lease was fully repaid and the related credit allowance was recovered. The Company did not have any investments in a sales-type lease as of December 31, 2025.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(10) Debt
The Company had the following mortgages and notes payable outstanding as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024	Interest Rate		Maturity Date
SECURED DEBT:
Mortgages:
Goodyear, AZ	$38,610	$39,418	4.290%	(1)	August 2031
Long Island City, NY	11,336	16,097	3.500%	(1)	March 2028
Principal balance outstanding	49,946	55,515
Unamortized debt issuance costs	(405)	(585)
Total Mortgages and notes payable, net	$49,541	$54,930

UNSECURED DEBT:
Term Loan	$250,000	$300,000	SOFR+1.10%	(2)(3)	January 2027
Senior Notes due 2028	160,000	300,000	6.750%	(4)	November 2028
Senior Notes due 2030	400,000	400,000	2.700%		September 2030
Senior Notes due 2031	400,000	400,000	2.375%		October 2031
Trust Preferred Securities	100,995	129,120	Three Month SOFR+1.96%	(5)(6)	April 2037
Principal balance outstanding	$1,310,995	$1,529,120
Unamortized debt discount	(2,520)	(3,731)
Unamortized debt issuance cost	(6,616)	(10,309)
Total unsecured debt, net	$1,301,859	$1,515,080
Total debt obligations	$1,351,400	$1,570,010
(1)The weighted-average interest rate at December 31, 2025 and 2024 was approximately 4.1%.
(2)Spread includes a 0.10% daily SOFR adjustment.
(3)In March 2025, the Company repaid $50,000 of the Term Loan, resulting in a loss on debt satisfaction of $350. As of December 31, 2025, the SOFR portion of the interest rate was swapped for a fixed interest rate of 4.31% per annum until January 31, 2027.
(4)In October 2025, the Company completed a cash tender offer to repurchase $140,000 of the principal amount on the 6.750% notes due 2028, resulting in a loss on debt satisfaction of $12,602.
(5)Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82,500 is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of December 31, 2025, the weighted-average interest rate of the Trust Preferred Securities was 5.31%, which includes the effect of the interest rate swaps.
(6)In June 2025, the Company repurchased $28,125 of the Trust Preferred Securities for a cash payment of $26,940, including accrued interest of $215, which resulted in a gain on debt satisfaction, net of $1,143, including a write off of $257 in deferred financing costs. The Trust Preferred Securities, which are classified as debt, are redeemable by the Company.
The Company has an unsecured credit agreement with KeyBank National Association, as agent for a revolving credit facility of up to $600,000, subject to covenant compliance. The revolving credit facility matures in July 2026 and can be extended to July 2027, subject to certain conditions. The interest rate ranges from SOFR (plus a 0.10% index adjustment) plus an interest rate spread ranging from 0.725% to 1.400%. The Company had no borrowings under the $600,000 revolving credit facility as of December 31, 2025 and December 31, 2024.
The Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements at December 31, 2025.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
Scheduled principal and balloon payments for the secured and unsecured debt for the next five years and thereafter are as follows:

Year ending December 31,	Total
2026	$5,773
2027	255,984
2028	162,223
2029	960
2030	401,002
Thereafter	534,999
1,360,941
Unamortized debt discount	(2,520)
Unamortized debt issuance costs	(7,021)
$1,351,400
In addition, the Company capitalized $370, $3,884 and $11,059 of interest expense for the years ended 2025, 2024 and 2023, respectively.
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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction effects earnings. The Company did not incur any ineffectiveness during the years ended December 31, 2025 and 2024.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The following table summarizes the terms of our outstanding derivative financial instruments on the Company's balance sheet as of December 31, 2025 and December 31, 2024:

Derivative Type	Number of Instruments	Effective Date	Maturity Date	Notional Value	Fair Value of Asset/(Liability)
					December 31, 2025	December 31, 2024
Term Loan Interest Rate Swap	4	7/1/2022	1/31/2025	$300,000	$—	$678
Term Loan Forward Interest Rate Swap	5	1/31/2025	1/31/2027	250,000	423	3,762
Trust Preferred Securities Interest Rate Swap	2	10/30/2024	10/30/2027	82,500	65	1,694
				$632,500	$488	$6,134
During the next 12 months, the Company estimates that an additional $574 will be reclassified as a decrease in interest expense if the swaps remain outstanding.
The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2025 and 2024:

Derivatives in Cash Flow	Amount of Gain Recognized in OCI on Derivative December 31,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income(1) December 31,
Hedging Relationships	2025	2024	2025	2024
Interest Rate Swap	$(1,717)	$7,651	$(3,928)	$(10,989)
The Company's share of non-consolidated entity's interest rate cap	(121)	151	57	(160)
Total	$(1,838)	$7,802	$(3,871)	$(11,149)
(1) Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the Consolidated Statements of Operations.

Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded was $62,923 and $66,477 for 2025 and 2024, respectively.

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2025, the Company had not posted any collateral related to the agreements.
(12)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2025, 2024 and 2023, no single tenant represented greater than 10% of rental revenues.
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

The Company may, from time to time, sell up to $350,000 of common shares over the term of the ATM program. During the years ended December 31, 2025, 2024 and 2023, the Company did not sell shares under the ATM program.

Stock Based Compensation. During the years ended December 31, 2025, 2024 and 2023, the Company issued 391,758, 333,842 and 256,940 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 2,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. During 2025, the Company repurchased and retired 81,611 common shares at an average price of $49.04 per common share under the repurchase program. No common shares were repurchased during 2024 and 2023. As of December 31, 2025, 1,293,237 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were $7,835 of unsettled repurchases as of December 31, 2025.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at December 31, 2025. The shares have a dividend of $3.25 per share per annum and a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of December 31, 2025, the conversion ratio was one Series C Preferred share to 0.487 common shares. The conversion rate may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
Reverse Split. Effective as of 5:00 p.m. ET on November 10, 2025, the Company completed the Reverse Split. As a result of the Reverse Split, the number of outstanding common shares was reduced from approximately 295,794,224 common shares to approximately 59,158,844 common shares.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
A summary of the changes in accumulated other comprehensive income related to the Company's cash flow hedges is as follows:

	Years ended December 31,
	2025	2024
Balance at beginning of period	$6,136	$9,483
Other comprehensive income (loss) before reclassifications	(1,838)	7,802
Amounts of (income) reclassified from accumulated other comprehensive income to interest expense	(3,871)	(11,149)
Balance at end of period	$427	$6,136
Noncontrolling Interests. In conjunction with several of the Company's acquisitions in prior years, sellers were issued OP units as a form of consideration. All OP units, other than OP units owned by the Company, were redeemable for common shares at certain times, at the option of the holders, and were generally not otherwise mandatorily redeemable by the Company. The OP units were classified as a component of permanent equity as the Company had determined that the OP units were not redeemable securities as defined by GAAP. Each OP unit was redeemable for approximately 0.226 common shares, subject to future adjustments.

During 2023, 166,514 common shares were issued by the Company, in connection with OP unit redemptions, for an aggregate book value of $3,393. On December 31, 2023, our former operating partnership, Lepercq Corporate Income Fund L.P., was merged with and into the Company and all outstanding OP units were converted into 164,525 common shares for a total of $7,800 on a one to 0.226 basis. The Company was the surviving entity of the merger.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2025	2024	2023
Net income attributable to LXP Industrial Trust shareholders	$113,160	$44,534	$30,383
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	—	—	3,393
Change from net income attributable to shareholders and transfers from noncontrolling interests	$113,160	$44,534	$33,776
(14)Segment Reporting
The Company is a real estate investment trust focused on operating, acquiring and developing Class A warehouse and distribution facilities. A majority of the properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. All of the properties are located in North America and operate within a comparable regulatory environment. The chief operating decision maker ("CODM") reviews the business on a consolidated basis to assess performance and make operating decisions. The Company has only one reportable operating segment because of its organizational and management structure, as well as information used by the CODM to make decisions about resource allocation and assess performance.

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

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
(15)Benefit Plans
Non-vested share activity for the years ended December 31, 2025 and 2024, is as follows:

	Number of Shares(1)	Weighted-Average Grant-Date Fair Value Per Share(1)
Balance at December 31, 2023	507,894	$42.25
Granted	314,091	36.65
Vested	(85,060)	51.85
Forfeited	(91,846)	33.30
Balance at December 31, 2024	645,079	39.50
Granted	369,622	28.98
Vested	(81,731)	55.01
Forfeited	(103,210)	45.45
Balance at December 31, 2025	829,760	$32.52
(1)Share and per share data have been adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025. See Note 2, Summary of Significant Accounting Policies.

During 2025 and 2024, the Company granted common shares to certain employees and trustees as follows:

	2025	2024
Performance Shares(1)(2)
Shares issued:
Index	128,685	97,832
Peer	128,691	97,835

Grant date fair value per share:(1)(3)
Index	$24.78	$30.05
Peer	$23.53	$28.40

Non-Vested Common Shares:(1)(4)
Shares issued	112,246	118,420
Grant date fair value	$4,495	$5,794
(1)Share and per share data have been adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025. See Note 2, Summary of Significant Accounting Policies.
(2)The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of Company peers. Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During 2025, the 103,210 outstanding performance shares issued in 2022 were forfeited and canceled.
(3)The fair value of grants was determined at the grant date using a Monte Carlo simulation model.
(4)The shares vest at various times over a period of time up to a three year service period commencing on the grant date.

In addition, during 2025, 2024 and 2023, the Company issued 22,136, 19,750 and 18,601, respectively, of fully vested common shares to non-management members of the Company's Board of Trustees with a fair value of $955, $900 and $939, respectively.

As of December 31, 2025, of the remaining 829,760 non-vested shares, 213,669 are subject to time-based vesting and 616,091 are subject to performance-based vesting. As of December 31, 2025, there are 1,068,364 awards available for grant. The Company has $10,655 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 1.67 years.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
The Company has established a trust for a certain officer in which vested common shares granted for the benefit of the officer was deposited. The officer exerts no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2025 and 2024, there were 26,172 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $472, $485 and $499 of contributions are applicable to 2025, 2024 and 2023, respectively.
During 2025, 2024 and 2023, the Company recognized $10,695, $9,536 and $8,210, respectively, in expense relating to scheduled vesting of common share grants.
(16)    Related Party Transactions
There were no related party transactions other than those disclosed elsewhere in the consolidated financial statements.
(17)     Income Taxes
The provision for income taxes relates primarily to the taxable income of the Company's TRSs. The earnings, other than those in TRSs, of the Company are not generally subject to federal income taxes at the Company level due to the REIT election made by the Company.
Income taxes have been provided for on the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.
The Company's provision for income taxes for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	2025	2024	2023
Current:
Federal	$—	$—	$—
State and local	(698)	50	(774)
Deferred federal	(1)	77	71
Total	$(699)	$127	$(703)

Net deferred tax asset of $165 and $166 are included in Other assets on the accompanying Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. This net deferred tax asset relates primarily to a net operating loss carryforward.

As of December 31, 2025 and 2024, the Company had estimated net operating loss carry forward for income tax reporting purposes of $785 and $789, respectively.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax rate	$(25,770)	21.0%	$(9,636)	21.0%	$(7,405)	21.0%
REIT income tax exemption	25,769	(21.0)%	9,713	(21.2)%	7,476	(21.2)%
State and local taxes, net of federal benefit	(162)	0.1%	(170)	0.4%	(236)	0.7%
Effective Tax Rate	$(163)	0.1%	$(93)	0.2%	$(165)	0.5%

Franchise tax	(536)	N/A	220	N/A	(538)	N/A
Total	$(699)	N/A	$127	N/A	$(703)	N/A

The Company's taxes paid for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	2025	2024	2023
Federal	$—	$—	$—
State and local
Tennessee	320	(369)	397
Texas	223	212	206
Ohio	164	172	207
Mississippi	116	176	193
North Carolina	81	53	*
Massachusetts	*	18	*
Louisiana	*	*	(84)
Other	19	12	32
	923	274	951
Foreign	—	—	—
Total	$923	$274	$951
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2025, is as follows:

	2025	2024	2023
Total dividends per share(1)	$2.70	$2.60	$2.50
Ordinary income	44.07%	55.65%	71.67%
Qualifying dividend	—%	—%	—%
Capital gain	43.54%	41.58%	—%
Return of capital	12.39%	2.77%	28.33%
	100.00%	100.00%	100.00%
(1)Per share data has been adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025. See Note 2, Summary of Significant Accounting Policies.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)
A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2025, is as follows:

	2025	2024	2023
Total dividends per share(1)	$3.25	$3.25	$3.25
Ordinary income	50.30%	57.23%	100.00%
Qualifying dividend	—%	—%	—%
Capital gain	49.70%	42.77%	—%
Return of capital	—%	—%	—%
	100.00%	100.00%	100.00%
(1)Per share data has been adjusted for all periods presented to reflect the Reverse Split effective November 10, 2025. See Note 2, Summary of Significant Accounting Policies.
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
As of December 31, 2025, the Company expects to incur approximately $18,286, excluding noncontrolling interests' share and potential developer fees or partner buyouts, and infrastructure work for the Company's consolidated and non-consolidated land parcels held for development. The Company is unable to estimate (1) the timing of any required funding for leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the land parcels until the Company commits to such additional costs.
As of December 31, 2025, the outstanding liability for unpaid severance expense was $442 which is included in accounts payable and other liabilities of the Consolidated Balance Sheet.

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
(19)    Subsequent Events
Subsequent to December 31, 2025:
•Amended and restated the existing credit agreement to extend the maturity and reduce the pricing of the $600,000 unsecured revolving credit facility and $250,000 unsecured term loan. The new revolving credit facility matures on January 31, 2030, with options to extend the maturity for two successive six-month terms or one twelve-month term, at the Company’s discretion, subject to certain conditions. The $250,000 unsecured term loan has an initial maturity date of January 31, 2029, with two one-year extension options at the Company's discretion, subject to certain conditions.
•Repurchased and retired 195,073 common shares at an average price of $49.66 per common share under the repurchase program.

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired/Constructed
WAREHOUSE/DISTRIBUTION PROPERTIES
Industrial	Chandler, AZ	$—	$10,733	$69,759	$80,492	$16,731	2020
Industrial	Goodyear, AZ	—	5,247	36,115	41,362	11,688	2018
Industrial	Goodyear, AZ	38,610	11,970	50,072	62,042	13,652	2019
Industrial	Goodyear, AZ	—	1,614	16,222	17,836	3,950	2020
Industrial	Goodyear, AZ	—	11,732	52,840	64,572	8,991	2021
Industrial	Goodyear, AZ	—	7,552	29,635	37,187	4,437	2023
Industrial	Goodyear, AZ	—	9,448	43,026	52,474	5,762	2024
Industrial	Phoenix, AZ	—	8,027	78,258	86,285	15,460	2021
Industrial	Phoenix, AZ	—	5,366	50,442	55,808	7,830	2022
Industrial	Tolleson, AZ	—	3,311	16,013	19,324	4,413	2019
Industrial	Lakeland, FL	—	1,416	21,013	22,429	4,489	2021
Industrial	Ocala, FL	—	4,083	50,034	54,117	12,076	2020
Industrial	Plant City, FL	—	2,610	49,049	51,659	10,315	2021
Industrial	Ruskin, FL	—	4,493	14,614	19,107	876	2024
Industrial	Ruskin, FL	—	4,713	15,807	20,520	1,115	2023/2024
Industrial	Tampa, FL	—	2,160	11,109	13,269	9,337	1998
Industrial	Adairsville, GA	—	1,465	23,950	25,415	4,375	2021
Industrial	Adairsville, GA	—	2,728	41,181	43,909	2,565	2024
Industrial	Austell, GA	—	3,251	51,518	54,769	21,014	2019
Industrial	Cartersville, GA	—	2,497	42,242	44,739	7,605	2021
Industrial	Cartersville, GA	—	2,006	33,279	35,285	5,839	2021
Industrial	Cartersville, GA	—	2,378	25,861	28,239	1,595	2024
Industrial	Fairburn, GA	—	7,209	44,269	51,478	8,769	2021
Industrial	Lake City, GA	—	4,838	20,696	25,534	386	2020
Industrial	McDonough, GA	—	5,441	52,790	58,231	18,446	2017
Industrial	McDonough, GA	—	3,253	36,648	39,901	8,664	2019
Industrial	Pooler, GA	—	1,690	30,356	32,046	7,663	2020
Industrial	Rincon, GA	—	5,612	25,602	31,214	1,278	2024
Industrial	Savannah, GA	—	2,560	25,892	28,452	6,193	2020
Industrial	Savannah, GA	—	1,070	7,496	8,566	1,796	2020
Industrial	Savannah, GA	—	3,775	34,357	38,132	7,995	2020
Industrial	Union City, GA	—	2,536	22,982	25,518	6,575	2019
Industrial	Edwardsville, IL	—	4,593	34,817	39,410	13,163	2016
Industrial	Edwardsville, IL	—	3,649	41,709	45,358	14,066	2018
Industrial	Rantoul, IL	—	1,304	32,562	33,866	10,736	2014
Industrial	Lafayette, IN	—	662	15,814	16,476	6,385	2017
Industrial	Lebanon, IN	—	2,100	29,996	32,096	10,965	2017
Industrial	Whiteland, IN	—	741	14,684	15,425	2,673	2021
Industrial	Whiteland, IN	—	1,991	39,334	41,325	7,464	2021
Industrial	Whiteland, IN	—	695	14,143	14,838	2,571	2021
Industrial	Whitestown, IN	—	1,954	19,679	21,633	5,340	2019
Industrial	Whitestown, IN	—	1,162	11,825	12,987	2,546	2021
Industrial	Whitestown, IN	—	1,208	12,408	13,616	2,688	2021
Industrial	Whitestown, IN	—	8,335	80,054	88,389	14,781	2021
Industrial	Walton, KY	—	2,010	23,837	25,847	4,424	2022
Industrial	Walton, KY	—	4,197	41,043	45,240	6,928	2022
Industrial	Byhalia, MS	—	1,006	35,795	36,801	14,008	2011
Industrial	Byhalia, MS	—	1,751	31,452	33,203	13,921	2017
Industrial	Canton, MS	—	5,077	71,289	76,366	35,739	2015
Industrial	Olive Branch, MS	—	2,500	48,907	51,407	15,125	2018
Industrial	Olive Branch, MS	—	1,958	38,702	40,660	13,540	2018
Industrial	Olive Branch, MS	—	2,646	40,446	43,092	11,461	2019

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired/Constructed
Industrial	Olive Branch, MS	—	851	15,630	16,481	4,366	2019
Industrial	Shelby, NC	—	1,421	18,862	20,283	9,209	2011
Industrial	Statesville, NC	—	891	22,056	22,947	10,651	2006
Industrial	Erwin, NY	—	1,648	12,514	14,162	6,347	2012
Industrial	Long Island City, NY	11,336	—	42,759	42,759	36,519	2013
Industrial	Columbus, OH	—	2,251	25,349	27,600	4,874	2021
Industrial	Etna, OH	—	6,536	64,362	70,898	5,684	2023
Industrial	Etna, OH	—	4,002	24,683	28,685	1,178	2024
Industrial	Hebron, OH	—	1,803	15,147	16,950	5,098	1997
Industrial	Hebron, OH	—	2,052	14,332	16,384	6,444	2001
Industrial	Lockbourne, OH	—	2,800	21,481	24,281	3,903	2021
Industrial	Monroe, OH	—	544	14,120	14,664	4,027	2019
Industrial	Monroe, OH	—	3,123	61,672	64,795	17,107	2019
Industrial	Monroe, OH	—	3,950	89,183	93,133	24,129	2019
Industrial	Monroe, OH	—	1,109	16,477	17,586	3,292	2021
Industrial	Streetsboro, OH	—	2,441	25,351	27,792	15,090	2007
Industrial	Duncan, SC	—	1,615	27,988	29,603	8,248	2019
Industrial	Duncan, SC	—	1,406	14,282	15,688	3,884	2019
Industrial	Duncan, SC	—	1,257	13,439	14,696	3,668	2019
Industrial	Duncan, SC	—	2,819	24,509	27,328	4,763	2021
Industrial	Duncan, SC	—	1,169	23,206	24,375	4,482	2021
Industrial	Duncan, SC	—	1,016	18,479	19,495	3,505	2021
Industrial	Duncan, SC	—	1,705	28,019	29,724	5,351	2021
Industrial	Greer, SC	—	6,959	79,460	86,419	20,142	2019
Industrial	Greer, SC	—	1,329	22,393	23,722	4,328	2021
Industrial	Greer, SC	—	2,376	32,203	34,579	6,261	2021
Industrial	Greer, SC	—	2,484	62,479	64,963	9,395	2022
Industrial	Greer, SC	—	1,795	22,159	23,954	2,437	2023
Industrial	Greer, SC	—	6,765	66,649	73,414	4,665	2024
Industrial	Piedmont, SC	—	3,163	65,711	68,874	2,898	2024
Industrial	Spartanburg, SC	—	1,447	24,959	26,406	8,404	2018
Industrial	Spartanburg, SC	—	1,186	15,820	17,006	3,484	2020
Industrial	Antioch, TN	—	3,847	20,077	23,924	8,166	2007
Industrial	Cleveland, TN	—	1,871	30,206	32,077	11,247	2017
Industrial	Jackson, TN	—	1,454	49,134	50,588	17,368	2017
Industrial	Lewisburg, TN	—	173	10,865	11,038	3,959	2014
Industrial	Millington, TN	—	723	28,376	29,099	17,366	2005
Industrial	Smyrna, TN	—	1,793	93,940	95,733	34,015	2017
Industrial	Carrollton, TX	—	3,228	16,573	19,801	6,920	2018
Industrial	Dallas, TX	—	2,420	24,201	26,621	6,893	2019
Industrial	Deer Park, TX	—	6,489	28,470	34,959	5,795	2021
Industrial	Grand Prairie, TX	—	3,166	17,985	21,151	6,629	2017
Industrial	Houston, TX	—	15,055	57,949	73,004	22,832	2013
Industrial	Hutchins, TX	—	1,307	8,472	9,779	2,106	2020
Industrial	Lancaster, TX	—	3,847	25,037	28,884	5,488	2020
Industrial	Lancaster, TX	—	2,100	14,528	16,628	1,686	2023
Industrial	Missouri City, TX	—	14,555	5,895	20,450	5,895	2012
Industrial	Northlake, TX	—	4,500	71,636	76,136	17,863	2020
Industrial	Northlake, TX	—	3,938	37,189	41,127	8,456	2020
Industrial	Pasadena, TX	—	4,057	17,865	21,922	5,878	2018
Industrial	Pasadena, TX	—	2,202	17,135	19,337	4,063	2020
Industrial	Pasadena, TX	—	4,272	22,295	26,567	4,492	2021
Industrial	Pasadena, TX	—	1,792	9,089	10,881	1,814	2021

LXP INDUSTRIAL TRUST AND SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization(1)	Date Acquired/Constructed
Industrial	Pasadena, TX	—	6,084	28,566	34,650	1,664	2024
Industrial	San Antonio, TX	—	1,311	36,644	37,955	13,398	2017
Industrial	Chester, VA	—	6,461	40,124	46,585	14,109	2018

Construction in progress					1,997
Deferred loan costs, net		(405)

		$49,541	$366,881	$3,539,607	$3,908,485	$932,339

(1) Depreciation and amortization expense is calculated on a straight-line basis over the following lives:

Building and improvements	Up to 40 years
Land estates	Up to 51 years
Tenant improvements	Shorter of useful life or term of related lease
The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2025 for federal income tax purposes was approximately $4.2 billion.

	2025	2024	2023
Reconciliation of real estate, at cost:
Balance at the beginning of year	$4,176,294	$3,774,239	$3,691,066
Additions during year	57,951	564,602	164,489
Properties sold and impaired during the year	(287,864)	(170,467)	(174,466)
Other reclassifications	(37,896)	7,920	93,150
Balance at end of year	$3,908,485	$4,176,294	$3,774,239

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$837,994	$713,377	$627,027
Depreciation and amortization expense	164,358	159,997	147,617
Accumulated depreciation and amortization of properties sold and impaired during year	(59,550)	(34,807)	(100,474)
Other reclassifications	(10,463)	(573)	39,207
Balance at end of year	$932,339	$837,994	$713,377

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations.
Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the Audit and Risk Committee of our Board of Trustees and our audit committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.
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

3.3	—	Articles of Amendment to the Amended and Restated Declaration of Trust, dated as of December 14, 2021 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2021)(1)
3.4	—	Articles of Amendment to the Amended and Restated Declaration of Trust dated as of May 26, 2022 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 27, 2022)(1)
3.5	—
Articles of Amendment to Amended and Restated Declaration of Trust, dated as of October 30, 2025 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 12, 2025 (the "11/12/2025 8-K"))(1)

3.6	—	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Currently Report on from 8-K filed May 19, 2023)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for year ended December 31, 2021)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
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

4.4	—	Junior Subordinated Indenture, dated as of March 21, 2007, between the Company and BONY (filed as Exhibit 4.2 to the 03/27/2007 8-K)(1)
4.5	—	Indenture, dated as of May 9, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.6	—	Second Supplemental Indenture, filed as of August 28, 2020, between the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 28, 2020)(1)
4.7	—	Third Supplemental Indenture, dated as of August 30, 2021, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 30, 2021)(1)
4.8	—	Fourth Supplemental Indenture, dated as of November 13, 2023, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2023)(1)
4.9	—	Description of Securities (filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K filed on February 15, 2024)(1)
10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 13, 2019)(1)
10.2	—	LXP Industrial Trust Amended 2022 Equity-Based Award Plan (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed June 23, 2025)(1, 4)
10.3	—	Amendment to LXP Industrial Trust Amended 2022 Equity-Based Award Plan (filed as Exhibit 10.1 to the 11/12/2025 8-K)(1, 4)
10.4	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2009)(1, 4)
10.5	—	Form of LXP Industrial Trust Restricted Share Agreement (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 17, 2023 (the "01/17/23 8-K"))(1, 4))
10.6	—	Form of LXP Industrial Trust Nonvested Share Agreement (Filed as Exhibit 10.2 to the 1/17/2023 8-K))(1, 4)

10.7	—	Executive Severance Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (filed on January 19, 2018)(1, 4)
10.8	—
Form of Executive Severance Agreement under the Executive Severance Plan adopted January 18, 2018 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on October 30, 2025) (1, 4)

10.9	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.10	—
Third Amended and Restated Credit Agreement, dated as of January 13, 2026, among the Company, as borrower, each of the financial institutions initially signatory thereto together with their assignees pursuant to Section 12.5 therein and KeyBank, as agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2026)(1)

10.11	—
Equity Sales Agreement, dated as of November 27, 2019, between the Company and Jefferies LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, BofA Securities, Inc., Mizuho Securities USA LLC and Evercore Group L.L.C. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on November 29, 2019)(1)

10.12	—
Amendment No. 1 to Equity Sales Agreement, dated as of February 19, 2021, between the Company and the Sales Agents and Bank of America, N.A. and Mizuho Markets Americas LLC (filed as of Exhibit 1.2 to the Company's Current Report on Form 8-K filed on February 22, 2021)(1)

10.13	—
Amendment No. 2 to Equity Sales Agreement, dated as of February 16, 2024, between the Company and Jefferies LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, BofA Securities, Inc., Bank of America, N.A., Mizuho Securities USA LLC, Mizuho Markets Americas LLC and Evercore Group L.L.C. (filed as of Exhibit 1.3 to the Company's Current Report on Form 8-K filed on February 20, 2024)(1)

10.14	—
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

10.16	—	Letter Agreement, dated May 24, 2024, between the Company and Beth Boulerice (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 30, 2024)(1, 4)
10.17	—	Letter Agreement, dated May 24, 2024, between the Company and Nathan Brunner (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 3, 2025)(1, 4)
19	—	Insider Trading Policy (filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed February 13, 2025)(1)
21	—	List of subsidiaries (2)
23	—	Consent of Deloitte & Touche LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
97	—	Executive Incentive Compensation Recovery Policy (filed as Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 15, 2024)(1)
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2, 5)
101.SCH	—	Inline XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(5)Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LXP Industrial Trust

Dated:	February 12, 2026	By:	/s/ T. Wilson Eglin
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

Signature	Title

/s/ T. Wilson Eglin T. Wilson Eglin	Chairman, Chief Executive Officer and President of the Trust (principal executive officer)

/s/ Nathan Brunner Nathan Brunner	Chief Financial Officer, Executive Vice President and Treasurer of the Trust (principal financial officer)

/s/ Mark Cherone Mark Cherone	Executive Vice President and Chief Accounting Officer of the Trust (principal accounting officer)

/s/ Lawrence L. Gray Lawrence L. Gray	Trustee of the Trust

/s/ Arun Gupta Arun Gupta	Trustee of the Trust

/s/ Jamie Handwerker Jamie Handwerker	Trustee of the Trust

/s/ Derrick L. Johnson Derrick L. Johnson	Trustee of the Trust

/s/ Claire A. Koeneman Claire A. Koeneman	Trustee of the Trust

/s/ Nancy Elizabeth Noe Nancy Elizabeth Noe	Trustee of the Trust

/s/ Howard Roth Howard Roth	Trustee of the Trust
Each dated: February 12, 2026