Form 10-Q
period 2026-03-31
LXP Industrial Trust
filed 2026-04-29
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 58,952,512 common shares of beneficial interest, par value $0.0001 per share, as of April 28, 2026.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2026	December 31, 2025

Assets:
Real estate, at cost	$3,909,897	$3,908,485
Real estate - intangible assets	305,841	305,841
Land held for development	65,065	82,971
Investments in real estate under construction	68,849	41,769
Real estate, gross	4,349,652	4,339,066
Less: accumulated depreciation and amortization	(1,196,713)	(1,151,513)
Real estate, net	3,152,939	3,187,553
Right-of-use assets, net	7,583	8,721
Cash and cash equivalents	130,112	170,394
Restricted cash	168	257
Investments in non-consolidated entities	29,301	31,430
Deferred expenses, net	40,704	35,068
Rent receivable - current	3,963	3,454
Rent receivable - deferred	85,279	84,631
Other assets	16,652	15,514
Total assets	$3,466,701	$3,537,022

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$48,162	$49,541
Term loan payable, net	247,532	249,053
Senior notes payable, net	953,104	952,693
Trust preferred securities, net	100,133	100,113
Dividends payable	43,536	44,715
Operating lease liabilities	7,914	9,134
Accounts payable and other liabilities	38,542	54,553
Accrued interest payable	11,425	9,218
Deferred revenue - including below-market leases, net	2,724	3,030
Prepaid rent	14,459	16,594
Total liabilities	1,467,531	1,488,644

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 58,947,523 and 59,077,234 shares issued and outstanding in 2026 and 2025, respectively	6	6
Additional paid-in-capital	3,305,816	3,313,884
Accumulated distributions in excess of net income	(1,413,734)	(1,371,654)
Accumulated other comprehensive income	1,403	427
Total shareholders’ equity	1,987,507	2,036,679
Noncontrolling interests	11,663	11,699
Total equity	1,999,170	2,048,378
Total liabilities and equity	$3,466,701	$3,537,022
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Gross revenues:
Rental revenue	$84,976	$87,893
Other revenue	972	970
Total gross revenues	85,948	88,863
Expense applicable to revenues:
Depreciation and amortization	(46,985)	(50,512)
Property operating	(16,735)	(17,129)
General and administrative	(10,254)	(10,390)
Non-operating income	1,535	520
Interest and amortization expense	(13,217)	(16,280)
Loss on debt satisfaction, net	(299)	(350)
Transaction costs	(15)	—
Gain on sale or disposal of, and recovery on, real estate, net	2,304	24,635
Income before provision for income taxes and equity in losses of non-consolidated entities	2,282	19,357
Provision for income taxes	(136)	(215)
Equity in losses of non-consolidated entities	(2,437)	(980)
Net income (loss)	(291)	18,162
Net loss attributable to noncontrolling interests	52	816
Net income (loss) attributable to LXP Industrial Trust shareholders	(239)	18,978
Dividends attributable to preferred shares - Series C	(1,572)	(1,572)
Allocation to participating securities	(131)	(127)
Net income (loss) attributable to common shareholders	$(1,942)	$17,279

Net income (loss) attributable to common shareholders - per common share basic	$(0.03)	$0.30
Weighted-average common shares outstanding - basic	58,163,030	58,341,212

Net income (loss) attributable to common shareholders - per common share diluted	$(0.03)	$0.30
Weighted-average common shares outstanding - diluted	58,163,030	58,459,654
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(291)	$18,162
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	883	(3,189)
Company's share of other comprehensive income (loss) of non-consolidated entities	93	(21)
Other comprehensive income (loss)	976	(3,210)
Comprehensive income	685	14,952
Comprehensive loss attributable to noncontrolling interests	52	816
Comprehensive income attributable to LXP Industrial Trust shareholders	$737	$15,768
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Three months ended March 31, 2026	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2025	$2,048,378	1,935,400	$94,016	59,077,234	$6	$3,313,884	$(1,371,654)	$427	$11,699
Capital contributions	139	—	—	—	—	—	—	—	139
Share based compensation, net	(92)	—	—	194,875	—	(92)	—	—	—
Repurchase of common shares	(7,976)	—	—	(324,586)	—	(7,976)	—	—	—
Dividends/distributions ($0.70 per common share)	(41,964)	—	—	—	—	—	(41,841)	—	(123)
Net loss	(291)	—	—	—	—	—	(239)	—	(52)
Other comprehensive income	883	—	—	—	—	—	—	883	—
Company's share of other comprehensive income of nonconsolidated entities	93	—	—	—	—	—	—	93	—
Balance March 31, 2026	$1,999,170	1,935,400	$94,016	58,947,523	$6	$3,305,816	$(1,413,734)	$1,403	$11,663

		LXP Industrial Trust Shareholders
Three months ended March 31, 2025	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2024	$2,120,783	1,935,400	$94,016	58,899,958	$6	$3,315,127	$(1,316,993)	$6,136	$22,491
Capital contributions	443	—	—	—	—	—	—	—	443
Share based compensation, net	1,954	—	—	245,653	—	1,954	—	—	—
Dividends/distributions ($0.675 per common share)	(41,278)	—	—	—	—	—	(41,208)	—	(70)
Net income (loss)	18,162	—	—	—	—	—	18,978	—	(816)
Other comprehensive loss	(3,189)	—	—	—	—	—	—	(3,189)	—
Company's share of other comprehensive loss of nonconsolidated entities	(21)	—	—	—	—	—	—	(21)	—
Balance March 31, 2025	$2,096,854	1,935,400	$94,016	59,145,611	$6	$3,317,081	$(1,339,223)	$2,926	$22,048

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities:	$37,460	$38,986
Cash flows from investing activities:
Investment in real estate under construction	(5,609)	(7,175)
Capital expenditures	(3,438)	(2,963)
Insurance proceeds	2,561	840
Net proceeds from sale of real estate	—	34,118
Investments in non-consolidated entities	(215)	(247)
Deferred leasing costs	(11)	(1,361)
Change in real estate deposits, net	(148)	(34)
Net cash provided by (used in) in investing activities	(6,860)	23,178
Cash flows from financing activities:
Dividends to common and preferred shareholders	(43,021)	(41,018)
Principal amortization payments	(1,424)	(1,374)
Principal payments on debt, excluding normal amortization	—	(50,000)
Deferred financing costs	(7,575)	—
Repurchase of common shares	(15,814)	—
Cash contributions from noncontrolling interests	139	443
Cash distributions to noncontrolling interests	(123)	(70)
Issuance of common shares, net of costs and repurchases to settle tax obligations	(3,153)	(1,041)
Net cash used in financing activities	(70,971)	(93,060)
Change in cash, cash equivalents and restricted cash	(40,371)	(30,896)
Cash, cash equivalents and restricted cash, at beginning of period	170,651	102,073
Cash, cash equivalents and restricted cash, at end of period	$130,280	$71,177

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$170,394	$101,836
Restricted cash at beginning of period	257	237
Cash, cash equivalents and restricted cash at beginning of period	$170,651	$102,073

Cash and cash equivalents at end of period	$130,112	$70,935
Restricted cash at end of period	168	242
Cash, cash equivalents and restricted cash at end of period	$130,280	$71,177
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Content
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$10,194	$10,468
Income taxes paid	$147	$224

Supplemental schedule of non-cash investing activities:
Accounts payable related to Investments in real estate under construction	$4,814	$11,340
Reclassification of Land held for development to Investments in real estate under construction	$17,783	$10,844
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
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
As of March 31, 2026, the Company had ownership interests in approximately 108 consolidated real estate properties, located in 14 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2026 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026 (“Annual Report”).
Reverse Stock Split. Effective as of 5:00 PM ET on November 10, 2025, each outstanding share of beneficial interest, par value $0.0001 per share, classified as "common stock" ("common share") automatically reclassified into 1/5th of a common share (the "Reverse Split") as previously disclosed in the Company's Annual Report Form 10-K for the year ended December 31, 2025. All common share and per-common-share information presented in these unaudited Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the Reverse Split for all periods presented.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
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
As of March 31, 2026, the Company had interests in five consolidated joint ventures with developers. During the year ended December 31, 2025, two of these joint ventures sold their sole development properties, and substantially all of the proceeds were distributed to the Company and the developer.
The Company continues to own interests in the remaining three joint ventures, with ownership interests ranging from 80% to 95.5%. These joint ventures were determined to be Variable Interest Entities ("VIEs") in accordance with the applicable accounting guidance. Each VIE was formed to acquire land parcels for industrial development.
Of the three remaining joint ventures, one joint venture commenced construction of a development project on a portion of its land parcels in Phoenix, AZ during the first quarter of 2026, one joint venture owns three properties that were substantially completed and placed into service, and one joint venture continues to hold land for future development. As of March 31, 2026, the Company concluded that it is the primary beneficiary of each of these VIEs and, accordingly, has consolidated those entities in the Company's unaudited Condensed Consolidated Financial Statements.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Real estate, net	$245,815	$240,950
Total assets	$260,758	$255,243
Total liabilities	$10,806	$7,020
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
Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited Condensed Consolidated Financial Statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of current and deferred accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments, valuation of derivative financial instruments, valuation of awards granted under compensation plans, the determination of the incremental borrowing rate for leases where the Company is the lessee, the allocation of incurred and future shared development costs to land parcels, and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
Recently Issued Accounting Guidance. In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 31, 2027. The Company is currently evaluating ASU 2024-03 to determine its impact on its financial statement disclosures.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
BASIC
Net income (loss) attributable to common shareholders	$(1,942)	$17,279
Weighted-average number of common shares outstanding - basic	58,163,030	58,341,212

Net income (loss) attributable to common shareholders - per common share basic	$(0.03)	$0.30

DILUTED
Net income (loss) attributable to common shareholders - basic	$(1,942)	$17,279

Weighted-average common shares outstanding - basic	58,163,030	58,341,212
Effect of dilutive securities:
Unvested share-based payment awards	—	118,442
Weighted-average common shares outstanding - diluted	58,163,030	58,459,654

Net income (loss) attributable to common shareholders - per common share diluted	$(0.03)	$0.30
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
Calculation of dilutive earnings requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the dilutive earnings per share calculation as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Unvested participating securities	8,015	2,406
Nonvested participating shares	202,186	—
Preferred shares - Series C	942,114	942,114

(3)Investments in Real Estate
As of March 31, 2026, the details of the outstanding development arrangements are as follows (in $000s, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 3/31/2026(1)	LXP Amount Funded as of 3/31/2026(2)	Estimated Base Building Completion Date	% Leased as of 3/31/2026
Development Projects
Reems & Olive - Building D (95.5%)	1	Phoenix, AZ	1,185,000	$121,900	$23,953	$20,230	1Q 2027	—%

Redevelopment Projects
Orlando (100.0%)(3)	1	Central FL	350,990	$9,400	$17,350	$3,242	4Q 2026	—%
Richmond (100.0%)(3)	1	Richmond, VA	252,351	3,900	14,594	3,071	2Q 2026	—%
Total Redevelopment Projects	2		603,341	$13,300	$31,944	$6,313

Land Infrastructure Improvements
Reems & Olive (95.5%)(4)	N/A	Phoenix, AZ	N/A	16,200	12,952	15,547	N/A	N/A

Total	3		1,788,341	$151,400	$68,849	$42,090
(1)    Excludes leasing costs, incomplete costs and developer incentive fees or partner promotes if any.
(2)    Excludes noncontrolling interests' share.
(3)    Estimated project costs exclude estimated tenant improvements and leasing costs.
(4)    Represents infrastructure development costs to prepare the land for vertical development.
As of March 31, 2026, the Company's aggregate investment in the ongoing development arrangements was $68,849. This amount included capitalized interest of $207 for the three months ended March 31, 2026 and is presented as Investments in real estate under construction in the accompanying unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, capitalized interest for development arrangements was $42.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
As of March 31, 2026, the details of the land held for industrial development are as follows (in $000s, except acres):

Project (% owned)	Market	Approximate Acres	GAAP Investment Balance as of 3/31/2026	LXP Amount Funded as of 3/31/2026(1)
Consolidated
Reems & Olive (95.5%)	Phoenix, AZ	240	$57,454	$57,306
Mt. Comfort Phase II (80.0%)	Indianapolis, IN	116	5,879	4,761
ATL Fairburn (100.0%)	Atlanta, GA	14	1,732	1,779
Total Consolidated Land		370	$65,065	$63,846
(1)    Excludes noncontrolling interests' share.

(4)Dispositions and Impairment
The Company did not have any dispositions during the three months ended March 31, 2026. The following table summarizes the Company's dispositions during the three months ended March 31, 2025.

Sale of real estate (dollars in $000s)	March 31, 2025
Number of buildings	1
Building square feet	241,997
Net proceeds from sale of real estate	$34,118
Net book value	$9,483
Gain on sale of real estate(1)	$24,635
(1)    Gain on sale of real estate is a component of Gain on sale or disposal of, and recovery, on real estate, net, in the unaudited Condensed Consolidated Statements of Operations.
The Company did not have any properties classified as held for sale at March 31, 2026 or December 31, 2025.
The Company regularly evaluates its real estate assets for indicators of impairment. Such indicators may include, prolonged property vacancy, tenant financial deterioration, changes in the expected holding period of an asset, an anticipated sale or transfer of a property in the near term, and adverse changes in economic conditions. An asset is considered impaired when its carrying value exceeds its estimated fair value and the Company does not expect to recover its carrying value.
No impairment charges were recorded during the three months ended March 31, 2026 and March 31, 2025.
On May 10, 2025, the Company experienced a fire at a warehouse facility located in McDonough, Georgia, which resulted in damage to certain property, plant and equipment. The affected assets primarily included a portion of the roof and a small portion of the exterior wall of the building. During the three months ended March 31, 2026, the Company recorded an estimated loss of $257, representing a portion of the net book value of damaged property, offset by $2,561 in insurance proceeds received resulting in a net casualty gain of $2,304. The realized gain represents the insurance proceeds received in excess of the estimated casualty losses, net of the non-reimbursable portion of the Company's insurance deductible, and is included in Gain on sale or disposal of, and recovery on, real estate, net in the unaudited Condensed Consolidated Statements of Operations for the three month period ended March 31, 2026. As of March 31, 2026, the amounts of the actual loss and the insurance proceeds remain subject to adjustment by the insurance carrier.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2026	Fair Value Measurements Using
Description		(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,371	$—	$1,371	$—

	As of	Fair Value Measurements Using
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$488	$—	$488	$—
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2026 and December 31, 2025, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,348,931	$1,269,908	$1,351,400	$1,277,714
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of		Equity in earnings (losses) of non-consolidated entities
Investment	March 31, 2026	March 31, 2026	December 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NNN MFG Cold JV L.P. ("MFG Cold JV")(1)	20%	$2,058	$2,880	$(906)	$(763)
NNN Office JV L.P. ("NNN JV")(2)	20%	13,358	14,762	(1,413)	(127)
Etna Park 70, LLC(3)	90%	9,085	9,084	(70)	(49)
Etna Park East LLC(4)	90%	2,485	2,390	(49)	(42)
Lombard Street Lots, LLC (5)	44.1%	2,315	2,314	1	1
		$29,301	$31,430	$(2,437)	$(980)
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
(5)    Lombard Street Lots, LLC ground leases a parcel of land to a parking operator.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions and asset management. Advisory fees earned from these non-consolidated investments for the three months ended March 31, 2026 and 2025 were $972 and $970, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(7)Debt
The Company had the following debt obligations outstanding as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025	Interest Rate		Maturity Date
SECURED DEBT:
Mortgages:
Goodyear, AZ	$38,402	$38,610	4.290%	(1)	August 2031
Long Island City, NY	10,119	11,336	3.500%	(1)	March 2028
Principal balance outstanding	48,521	49,946
Unamortized debt issuance costs	(359)	(405)
Total mortgages and notes payable, net	$48,162	$49,541

UNSECURED DEBT:
Term Loan	$250,000	$250,000	SOFR + 0.85%	(2)	January 2029
Senior Notes due 2028	160,000	160,000	6.750%		November 2028
Senior Notes due 2030	400,000	400,000	2.700%		September 2030
Senior Notes due 2031	400,000	400,000	2.375%		October 2031
Trust Preferred Securities	100,995	100,995	Three Month SOFR + 1.96%	(3)	April 2037
Principal balance outstanding	$1,310,995	$1,310,995
Unamortized debt discount	(2,373)	(2,520)
Unamortized debt issuance costs	(7,853)	(6,616)
Total unsecured debt, net	$1,300,769	$1,301,859
Total debt obligations	$1,348,931	$1,351,400
(1)    The weighted-average interest rate as of March 31, 2026 and December 31, 2025 was approximately 4.1%.
(2)     In January 2026, the Company amended and restated its credit agreement and extended the maturity of the term loan from January 2027 to January 2029, with two one-year extension options, subject to certain conditions. The amended Term Loan provides an interest rate range of SOFR plus 0.80% to 1.60% based on the current consolidated leverage ratio and credit ratings. Based on the Company's current credit ratings and consolidated leverage ratio, the interest rate spread is 0.85%. In connection with the transaction, the Company deferred direct costs of $1,962 which are being amortized through the maturity date of the term loan and recognized $225 of loss on debt satisfaction in connection with the transaction. As of March 31, 2026, the SOFR portion of the interest rate was swapped for a fixed interest rate of 4.06% per annum until January 31, 2027.
(3)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82,500 is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of March 31, 2026, the weighted-average interest rate of the Trust Preferred Securities was 5.282%, which includes the effect of the interest rate swaps.
The Company capitalized $210 and $99 of interest expense for the three months ended March 31, 2026 and 2025, respectively.
The Company has an unsecured credit agreement with KeyBank National Association, as agent, for a revolving credit facility of up to $600,000, subject to covenant compliance. In January 2026, the Company amended and restated its credit agreement and extended the maturity for the revolving credit facility from July 2026 to January 2030 with two six-month or one twelve-month extension option to extend up to January 2031, subject to certain conditions. The interest rate ranges from SOFR plus 0.725% to 1.40% based on the current consolidated leverage ratio and credit ratings. Based on the current consolidated leverage ratio and investment grade ratings, for SOFR borrowing the applicable margin for the credit facility is 0.775%. The revolving credit facility is also subject to a facility fee equal to 0.125% to 0.300% depending on the Company's credit rating and consolidated leverage ratio, of the total commitments under the revolving credit facility. The facility fee is currently 0.15%. In connection with the transaction, the Company deferred direct costs of $5,613 which are being amortized through the maturity date of the revolving credit facility and recognized $74 of loss on debt satisfaction in connection with the transaction. The Company had no borrowings under the $600,000 revolving credit facility as of March 31, 2026 and December 31, 2025.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2026 and 2025.
The following table summarizes the terms of our outstanding derivative financial instruments on the Company's balance sheets as of March 31, 2026 and December 31, 2025:

Derivative Type	Number of Instruments	Effective Date	Maturity Date	Notional Value	Fair Value of Asset
					March 31, 2026	December 31, 2025
Term Loan Interest Rate Swap	5	1/31/2025	1/31/2027	250,000	907	423
Trust Preferred Securities Interest Rate Swap	2	10/30/2024	10/30/2027	82,500	464	65
				$332,500	$1,371	$488
During the next 12 months, the Company estimates that an additional $1,241 will be reclassified as a decrease in interest expense if the swaps remain outstanding.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
The table below presents the effect of the Company's derivative financial instruments on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives March 31,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income(1) March 31,
Hedging Relationships	2026	2025	2026	2025
Interest Rate Swaps	$1,266	$(1,804)	$(383)	$(1,385)
The Company's share of non-consolidated entity's interest rate cap	79	(37)	14	16
Total	$1,345	$(1,841)	$(369)	$(1,369)
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited Condensed Consolidated Statements of Operations.
Total interest expense presented in the unaudited Condensed Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, was $13,217 and $16,280 for the three months ended March 31, 2026 and 2025, respectively.
The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2026, the Company had not posted any collateral related to the agreements.

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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
For the three months ended March 31, 2026 and 2025, no accounts receivable were written off.
The Company elected to treat the lease and non-lease components in its leases as a single lease component, which is therefore recognized as rental revenue in its unaudited Condensed Consolidated Statements of Operations. The primary non-lease service included within rental revenue is common area maintenance services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the three months ended March 31, 2026, the Company incurred $23 of costs that were incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on any of its properties.
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating leases and sales-type lease for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Classification	2026	2025
Fixed	$70,319	$72,890
Variable(1)	14,657	15,003
Total	$84,976	$87,893
(1) Primarily comprised of tenant reimbursements.

Future fixed rental receipts for operating leases assuming no new or re-negotiated leases as of March 31, 2026 were as follows:

Operating
2026 - remainder	$207,901
2027	256,756
2028	224,579
2029	196,915
2030	148,536
2031	108,337
Thereafter	291,606
Total	$1,434,630
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
Lessee
The Company, as lessee, has ground leases, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of March 31, 2026. The leases have remaining lease terms of up to 4 years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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
Supplemental information related to operating leases is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Weighted-average remaining lease term
Operating leases (years)	2.2	8.7
Weighted-average discount rate
Operating leases	4.1%	4.2%
The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

Income Statement Classification	Fixed	Variable	Total
2026:
Property operating	$811	$—	$811
General and administrative(1)	471	73	544
Total	$1,282	$73	$1,355

2025:
Property operating	$859	$15	$874
General and administrative	475	66	541
Total	$1,334	$81	$1,415
(1) For the three months ended March 31, 2026 and 2025, the general and administrative lease expense excludes a reduction of $223 and $226, respectively, to lease expense for the sublease of the Company's office space in New York, New York.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
The Company recognized sublease income related to its ground leases in rental revenue of $811 for the three months ended March 31, 2026 and 2025.
The following table shows the Company's maturity analysis of its operating lease liabilities as of March 31, 2026:

Operating Leases
2026 - remainder	$2,950
2027	3,775
2028	1,163
2029	326
2030	109
2031	—
Thereafter	—
Total lease payments	$8,323
Less: Imputed interest	(409)
Present value of lease liabilities	$7,914

(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2026 and 2025, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(11)Equity
Shareholders' Equity
During the three months ended March 31, 2026 and 2025, the Company granted common shares to certain employees as follows:

	Three Months Ended March 31,
	2026	2025
Performance Shares (1)
Shares granted:
Index - 1Q	122,109	128,685
Peer 1Q	122,105	128,691
Grant date fair value per share: (2)
Index - 1Q	$30.71	$24.78
Peer - 1Q	$29.32	$23.55

Non-Vested Common Shares: (3)
Shares issued	105,540	112,246
Grand date fair value	$5,233	$4,495
(1)    The shares vest based on the Company's total shareholder return growth after a three-year measurement period relative to an index and a group of peer companies. Dividends are not paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, such shares vest immediately. During the three months ended March 31, 2026, 66,656 performance shares of the 163,048 issued in 2023 vested.
(2)    The fair value of awards granted was determined at the grant date using a Monte Carlo simulation model.
(3)    The shares vest ratably over a three-year service period, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria.

During the three months ended March 31, 2026 and 2025, the Company issued 5,085 and 4,855, respectively, of fully vested common shares to members of the Company's Board of Trustees with a fair value of $244 and $225, respectively.
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue common shares, including through forward sales contracts.
The Company may, from time to time, sell up to $350,000 of common shares over the term of the ATM program. During the three months ended March 31, 2026 and 2025, the Company did not sell shares under the ATM program.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 2,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. During the three months ended March 31, 2026, the Company repurchased and retired 324,586 common shares at an average price of $48.70 per common share under the repurchase program. No common shares were repurchased during the three months ended March 31, 2025. As of March 31, 2026, 968,651 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of March 31, 2026.

Series C Preferred Stock. The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at March 31, 2026. The shares have a dividend of $3.25 per share per annum and a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of March 31, 2026, the conversion ratio was one Series C Preferred share to 0.487 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$427	$6,136
Other comprehensive income (loss) before reclassifications	1,345	(1,841)
Amounts of (income) reclassified from accumulated other comprehensive income to interest expense	(369)	(1,369)
Balance at end of period	$1,403	$2,926

(12)Segment Reporting
The Company is a real estate investment trust focused on operating, acquiring and developing Class A warehouse and distribution facilities. A majority of the properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. All of the properties are located in North America and operate within a comparable regulatory environment. The chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, reviews the business on a consolidated basis to assess performance and make operating decisions. The Company has only one operating segment because of its organizational and management structure, as well as information used by the CODM to make decisions about resource allocation and assess performance.
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
March 31, 2026 and 2025
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
As of March 31, 2026, the Company expects to incur approximately $110,083, excluding noncontrolling interests' share and potential developer incentive fees or partner buyouts, and infrastructure work for the Company's consolidated and non-consolidated land parcels held for development. As of March 31, 2026, the Company has interests in various industrial land parcels held for development. The Company is unable to estimate (1) the timing of any required funding for leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the land parcels until the Company commits to such additional costs.
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

(15)     Subsequent Events
The Company has evaluated all events subsequent to March 31, 2026. No subsequent events occurred that require adjustments to, recognition of, or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
Unless stated otherwise or the context otherwise requires, the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us” refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests in properties are held in, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to this “Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2026. The results of operations contained herein for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for a full year.
When we use the term “REIT,” we mean an entity that has elected to be qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). All references to 2026 and 2025 refer to the periods ending March 31, 2026 and 2025, respectively, and our fiscal year ended December 31, 2025.
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
The terms “FFO,” “Adjusted Company FFO,” and “NOI” are defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report.
The following is a discussion and analysis of the unaudited Condensed Consolidated Financial condition and results of operations of LXP Industrial Trust for the three months ended March 31, 2026 and 2025, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 12, 2026, which we refer to as the Annual Report. Historical results may not be indicative of future performance.
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

Overview
As of March 31, 2026, we had equity ownership interests in approximately 108 consolidated real estate properties, located in 14 states and containing approximately 52.7 million square feet of rentable space, which were approximately 96.6% leased based upon net rentable square feet.
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
First Quarter 2026 Transaction Summary.
The following summarizes our transactions during the three months ended March 31, 2026:
Leasing Activity.
•Completed 1.8 million square feet of new leases and lease extensions, increasing base and cash base rents by 19.1% and 11.9%, respectively.

Development Activity.

•Commenced a 1.2 million square foot speculative development project in Phoenix, Arizona.
Debt.
•Extended the maturities and reduced pricing on $600 million unsecured revolving credit facility and $250 million term loan.
Equity.
•Repurchased and retired 0.3 million common shares at an average price of $48.70 per common share under existing share repurchase program.
Critical Accounting Estimates
Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these estimates during the three months ended March 31, 2026.

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

As of March 31, 2026, the principal balance of our secured debt was $48.5 million compared to $49.9 million at December 31, 2025. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($130.1 million at March 31, 2026), property sale proceeds or borrowing capacity on our revolving credit facility ($600.0 million at March 31, 2026, subject to covenant compliance).
Cash flows from operations were $37.5 million for the three months ended March 31, 2026 as compared to $39.0 million for the three months ended March 31, 2025. The decrease was primarily related to decreased rental revenue related to property sales and vacancies. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash (used in) provided by investing activities totaled $(6.9) million and $23.2 million during the three months ended March 31, 2026 and 2025, respectively. Cash used in investing activities in 2026 related primarily to investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, offset by net proceeds from receipt of insurance proceeds. Cash provided by investing activities in 2025 related primarily to proceeds from property sales and receipt of insurance proceeds, offset by acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net.
Net cash used in financing activities totaled $71.0 million and $93.1 million during the three months ended March 31, 2026 and 2025, respectively. Cash used in financing activities in 2026 was primarily related to the dividends, repurchase of common shares, debt service payments, deferred financing costs related to amending the credit facility and Term Loan, distributions to noncontrolling interests, offset by contributions from noncontrolling interests. Cash used in financing activities in 2025 was primarily related to the partial repayment of the Term Loan, dividends, and debt service payments, offset by contributions from noncontrolling interests.
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares, including through forward sales contracts.

We may sell up to $350.0 million common shares over the term of the program. We did not sell shares under the ATM program during the three months ended March 31, 2026 and 2025, respectively.

Volatility in the capital markets, including as a result of general economic conditions, may negatively affect our ability to access the capital markets through our ATM program and other offerings.
Share Repurchase Program. During the three months ended March 31, 2026, we repurchased and retired 0.3 million common shares at an average price of $48.70 per common share under an existing share repurchase program. We did not repurchase any common shares during the three months ended March 31, 2025. As of March 31, 2026, 1.0 million common shares remained available for repurchase under this authorization.

Dividends. Dividends paid to our common and preferred shareholders were $43.0 million and 41.0 million in the three months ended March 31, 2026 and 2025, respectively.
We declared a quarterly dividend of $0.70 per common share for the three months ended March 31, 2026, which is an increase of $0.025 per common share from the $0.675 per common share quarterly dividend declared during the three months ended March 31, 2025.

Financings. The following presents our outstanding unsecured debt obligations as of March 31, 2026:

	March 31, 2026	Interest Rate		Maturity Date	Issue Price
Term Loan	$250.0	SOFR + 0.85%	(1)	January 2029	—
Senior Notes due 2028	160.0	6.750%		November 2028	99.423%
Senior Notes due 2030	400.0	2.700%		September 2030	99.233%
Senior Notes due 2031	400.0	2.375%		October 2031	99.758%
Trust Preferred Securities	101.0	Three Month SOFR + 1.96%	(2)	April 2037	—
Total unsecured debt	$1,311.0
(1)    Amended and restated the Term Loan with an interest rate range from SOFR plus 0.80% to 1.60%. Based on our current rating and leverage ratio, the credit spread is 0.85%. Maturity can be extended to January 2031, subject to certain conditions. The SOFR portion of the interest rate was swapped for a fixed interest rate of 4.06% per annum until January 31, 2027.
(2)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82.5 million is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of March 31, 2026, the weighted average interest rate of the Trust Preferred Securities was 5.28%, which includes the effect of the interest rate swaps.
The senior notes are unsecured and require interest payments semi-annually in arrears. We may redeem the senior notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the senior notes being redeemed plus a make-whole premium.
We have an unsecured credit agreement with KeyBank National Association, as agent, for a revolving credit facility of up to $600.0 million subject to covenant compliance. In January 2026, we amended and restated our credit agreement and extended the maturity from July 2026 to January 2030. The maturity can be extended to January 2031, subject to certain conditions. The interest rate ranges from SOFR plus 0.725%, to 1.40% based on the consolidated leverage ratio and investment grade ratings. Based on our current consolidated leverage ratio and investment grade ratings, for SOFR borrowing the applicable margin for the credit facility equals 0.775%. The revolving credit facility is also subject to a facility fee equal to 0.125% to 0.300%, depending on our credit rating and consolidated leverage ratio, of the total commitments under the revolving credit facility. The facility fee is currently 0.15%. We had no borrowings under the $600.0 million revolving credit facility as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Development Costs
As of March 31, 2026, the aggregate amount of our consolidated development and redevelopment projects included in investment in real estate under construction is $68.8 million. We expect to incur approximately $110.1 million of costs, excluding noncontrolling interests' share and potential developer fees or partner buyouts, redevelopment projects and infrastructure work for our consolidated and non-consolidated land parcels held for development. However, the risks associated with development, including supply chain issues, which may be exacerbated as a result of military conflicts and international trade conflicts associated with tariffs, could adversely impact our estimates. As of March 31, 2026, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate (1) the timing of any required fundings for leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the development of our land parcels until we commit to such additional costs.

Results of Operations
Three months ended March 31, 2026 compared with three months ended March 31, 2025. The decrease in net income (loss) attributable to common shareholders of $19.2 million was primarily due to the items discussed below.
The decrease in rental revenue of $2.9 million was primarily due to an aggregate decrease in rental revenue of $3.5 million primarily due to property sales and vacancies, partially offset by an increase of $0.6 million due to acquisitions, properties placed in service and leasing.
The decrease in depreciation and amortization expense of $3.5 million was primarily due to property sales.

The increase in non-operating income of $1.0 million was primarily due to an increase in interest income earned from excess cash invested and a net settlement of receivables related to the sales-type lease sold in 2024.
The decrease in interest and amortization expense of $3.1 million was primarily due to a $2.4 million decrease in interest and amortization expense related to the Senior Notes due 2028 that were partially repaid in 2025, a decrease in interest expense of $0.5 million related to the Trust Preferred Securities that were partially repaid in 2025, a $0.1 million decrease in interest expense related to mortgage amortization and an increase in capitalized interest of $0.1 million due to commencement of a speculative development project.
The decrease in gain on sale or disposal of, and recovery on, real estate, net of $22.3 million was primarily due to no property dispositions during the three months ended March 31, 2026 compared to $24.6 million gain on sale of one property disposed during the three months ended March 31, 2025, offset by $2.3 million of insurance recovery on real estate recognized during the three months ended March 31, 2026.
The increase in equity in losses of non-consolidated entities of $1.5 million was primarily due to recognizing our $1.3 million share of impairment charges and an increase of $0.2 million of operating losses. There were no impairment charges recognized on our non-consolidated entities during the three months ended March 31, 2025.
The decrease in net (income) loss attributable to noncontrolling interests of $0.8 million is due to a decrease in the recognition of the noncontrolling interests' share of operating loss of real estate from two vacant development properties disposed in 2025.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned, stabilized and included in our portfolio for the entirety of the period commencing January 1, 2025 and through the end of the current reporting period. We define NOI as operating revenues (rental income (less GAAP rent adjustments, non-cash income related to sales-type leases and lease termination income, net), and other property income) less property operating expenses. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance because same-store NOI excludes the change in NOI from acquired, expanded and disposed of properties and it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the three months ended March 31, 2026 and 2025 ($000s):

	Three Months Ended March 31,
	2026	2025
Total cash base rent	$68,745	$66,603
Tenant reimbursements	15,132	15,269
Property operating expenses	(16,468)	(15,759)
Same-store NOI	$67,409	$66,113
Our same-store NOI increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 by 2.0%, primarily due to an increase in cash base rents. As of March 31, 2026 and 2025, our historical same-store square footage leased was 96.6% and 96.8%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000s):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(291)	$18,162

Interest and amortization expense	13,217	16,280
Provision for income taxes	136	215
Depreciation and amortization	46,985	50,512
General and administrative	10,254	10,390
Transaction costs	15	—
Non-operating/fee income	(2,507)	(1,490)
Gain on sale or disposal of, and recovery on, real estate, net	(2,304)	(24,635)
Loss on debt satisfaction, net	299	350
Equity in losses of non-consolidated entities	2,437	980
Lease termination income, net	(76)	—
Straight-line adjustments	(626)	(959)
Lease incentives	500	446
Amortization of above/below market leases	(302)	(1,115)
NOI	$67,737	$69,136

Less NOI:
Acquisitions, expansions, developments, redevelopments and dispositions	(328)	(3,023)
Same-Store NOI	$67,409	$66,113

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and Adjusted Company FFO available to all equityholders for the three months ended March 31, 2026 and 2025 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2026	2025
Basic and Diluted:
Net income (loss) attributable to common shareholders	$(1,942)	$17,279
Adjustments:
Depreciation and amortization - real estate	45,233	48,822
Impairment charges - real estate, from our share of non-consolidated entities	1,250	—
Amortization of leasing commissions	1,752	1,690
Joint venture and noncontrolling interest adjustment	1,332	1,207
Gain on sale or disposal of, and recovery on, real estate, net	(2,304)	(24,635)
FFO available to common shareholders - basic	45,321	44,363
Preferred dividends	1,572	1,572
Amount allocated to participating securities	131	127
FFO available to all equityholders - diluted	47,024	46,062
Transaction costs(1)	15	—
Loss on debt satisfaction, net	299	350
Adjusted Company FFO available to all equityholders - diluted	$47,338	$46,412

Per Common Share Amounts
Basic:
FFO	$0.78	$0.76

Diluted:
FFO	$0.80	$0.78
Adjusted Company FFO	$0.80	$0.78

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	58,163,030	58,341,212

Diluted:
Weighted-average common shares outstanding - diluted EPS	58,163,030	58,459,654
Preferred shares - Series C	942,114	942,114
Weighted-average common shares outstanding - diluted FFO	59,105,144	59,401,768

(1) Transaction costs, including costs associated with terminated investments, such as non-refundable deposits and legal fees.

Off-Balance Sheet Arrangements
As of March 31, 2026, we had investments in various real estate entities with varying structures. The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $475.8 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $18.5 million and $46.6 million at March 31, 2026 and 2025, which represented 1.4% and 3.0%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended March 31, 2026 and 2025, our variable-rate indebtedness had a weighted-average interest rate of 5.7% and 6.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2026 and 2025 would have increased by $0.047 million and $0.1 million, respectively. As of March 31, 2026 and 2025, our aggregate principal consolidated fixed-rate debt was $1.3 billion, which represented 98.6% and 97.0%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of March 31, 2026 and is indicative of the interest rate environment as of March 31, 2026, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.3 billion as of March 31, 2026.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2026, we had interest rate swap agreements (see Note 8 to our unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
There were no repurchases of our common shares during the three months ended March 31, 2026.
ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information
During the three months ended March 31, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2026 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	April 29, 2026	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	April 29, 2026	By:	/s/ Nathan Brunner
Nathan Brunner
Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)