Form 10-Q
period 2026-06-30
LXP Industrial Trust
filed 2026-07-29
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 58,957,264 common shares of beneficial interest, par value $0.0001 per share, as of July 28, 2026.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets:
Real estate, at cost	$3,962,106	$3,908,485
Real estate - intangible assets	336,881	305,841
Land held for development	64,781	82,971
Investments in real estate under construction	102,422	41,769
Real estate, gross	4,466,190	4,339,066
Less: accumulated depreciation and amortization	(1,231,328)	(1,151,513)
Real estate, net	3,234,862	3,187,553
Assets held for sale	15,393	—
Right-of-use assets, net	6,717	8,721
Cash and cash equivalents	17,990	170,394
Restricted cash	172	257
Investments in non-consolidated entities	29,231	31,430
Deferred expenses, net	49,445	35,068
Rent receivable - current	2,894	3,454
Rent receivable - deferred	83,999	84,631
Other assets	23,231	15,514
Total assets	$3,463,934	$3,537,022

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$46,770	$49,541
Revolving credit facility borrowings	15,000	—
Term loan payable, net	247,750	249,053
Senior notes payable, net	953,514	952,693
Trust preferred securities, net	100,152	100,113
Dividends payable	44,276	44,715
Liabilities held for sale	252	—
Operating lease liabilities	7,009	9,134
Accounts payable and other liabilities	61,820	54,553
Accrued interest payable	9,117	9,218
Deferred revenue - including below-market leases, net	2,463	3,030
Prepaid rent	15,291	16,594
Total liabilities	1,503,414	1,488,644

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,769 and $96,770, respectively; 1,935,375 and 1,935,400 shares issued and outstanding in 2026 and 2025, respectively	94,014	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 58,952,524 and 59,077,234 shares issued and outstanding in 2026 and 2025, respectively	6	6
Additional paid-in-capital	3,308,879	3,313,884
Accumulated distributions in excess of net income	(1,456,767)	(1,371,654)
Accumulated other comprehensive income	1,774	427
Total shareholders’ equity	1,947,906	2,036,679
Noncontrolling interests	12,614	11,699
Total equity	1,960,520	2,048,378
Total liabilities and equity	$3,463,934	$3,537,022
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross revenues:
Rental revenue	$87,141	$86,744	$172,117	$174,637
Other revenue	969	975	1,941	1,945
Total gross revenues	88,110	87,719	174,058	176,582
Expense applicable to revenues:
Depreciation and amortization	(48,056)	(49,362)	(95,041)	(99,874)
Property operating	(16,174)	(15,875)	(32,909)	(33,004)
General and administrative	(9,714)	(9,630)	(19,968)	(20,020)
Non-operating income	472	744	2,007	1,264
Interest and amortization expense	(13,250)	(16,467)	(26,467)	(32,747)
Gain (loss) on debt satisfaction, net	—	1,143	(299)	793
Transaction costs	—	(38)	(15)	(38)
Gain (loss) on sale or disposal of, and recovery on, real estate, net	(79)	31,320	2,225	55,955
Income before provision for income taxes and equity in losses of non-consolidated entities	1,309	29,554	3,591	48,911
Provision for income taxes	(164)	(199)	(300)	(414)
Equity in losses of non-consolidated entities	(1,153)	(958)	(3,590)	(1,938)
Net income (loss)	(8)	28,397	(299)	46,559
Net loss attributable to noncontrolling interests	63	735	115	1,551
Net income (loss) attributable to LXP Industrial Trust shareholders	55	29,132	(184)	48,110
Dividends attributable to preferred shares - Series C	(1,573)	(1,573)	(3,145)	(3,145)
Allocation to participating securities	(112)	(109)	(243)	(236)
Net income (loss) attributable to common shareholders	$(1,630)	$27,450	$(3,572)	$44,729

Net income (loss) attributable to common shareholders - per common share basic	$(0.03)	$0.47	$(0.06)	$0.77
Weighted-average common shares outstanding - basic	58,094,324	58,374,448	58,128,487	58,357,922

Net income (loss) attributable to common shareholders - per common share diluted	$(0.03)	$0.47	$(0.06)	$0.77
Weighted-average common shares outstanding - diluted	58,094,324	58,441,633	58,128,487	58,450,736
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(8)	$28,397	$(299)	$46,559
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	327	(1,329)	1,210	(4,518)
Company's share of other comprehensive income (loss) of non-consolidated entities	44	4	137	(17)
Other comprehensive income (loss)	371	(1,325)	1,347	(4,535)
Comprehensive income	363	27,072	1,048	42,024
Comprehensive loss attributable to noncontrolling interests	63	735	115	1,551
Comprehensive income attributable to LXP Industrial Trust shareholders	$426	$27,807	$1,163	$43,575
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Three months ended June 30, 2026	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance March 31, 2026	$1,999,170	1,935,400	$94,016	58,947,523	$6	$3,305,816	$(1,413,734)	$1,403	$11,663
Capital contributions	1,079	—	—	—	—	—	—	—	1,079
Share based compensation, net	3,062	—	—	4,989	—	3,062	—	—	—
Preferred shares conversion	(1)	(25)	(2)	12	—	1	—	—	—
Dividends/distributions ($0.70 per common share)	(43,153)	—	—	—	—	—	(43,088)	—	(65)
Net income (loss)	(8)	—	—	—	—	—	55	—	(63)
Other comprehensive income	327	—	—	—	—	—	—	327	—
Company's share of other comprehensive income of nonconsolidated entities	44	—	—	—	—	—	—	44	—
Balance June 30, 2026	$1,960,520	1,935,375	$94,014	58,952,524	$6	$3,308,879	$(1,456,767)	$1,774	$12,614

		LXP Industrial Trust Shareholders
Three months ended June 30, 2025	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance March 31, 2025	$2,096,854	1,935,400	$94,016	59,145,611	$6	$3,317,081	$(1,339,223)	$2,926	$22,048
Capital contributions	546	—	—	—	—	—	—	—	546
Share based compensation, net	3,012	—	—	5,665	—	3,012	—	—	—
Dividends/distributions ($0.675 per common share)	(41,310)	—	—	—	—	—	(41,270)	—	(40)
Net income (loss)	28,397	—	—	—	—	—	29,132	—	(735)
Other comprehensive loss	(1,329)	—	—	—	—	—	—	(1,329)	—
Company's share of other comprehensive income of nonconsolidated entities	4	—	—	—	—	—	—	4	—
Balance June 30, 2025	$2,086,174	1,935,400	$94,016	59,151,276	$6	$3,320,093	$(1,351,361)	$1,601	$21,819

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Six months ended June 30, 2026	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2025	$2,048,378	1,935,400	$94,016	59,077,234	$6	$3,313,884	$(1,371,654)	$427	$11,699
Capital contributions	1,218	—	—	—	—	—	—	—	1,218
Share based compensation, net	2,970	—	—	199,864	—	2,970	—	—	—
Repurchase of common shares	(7,976)	—	—	(324,586)	—	(7,976)	—	—	—
Preferred shares conversion	(1)	(25)	(2)	12	—	1	—	—	—
Dividends/distributions ($1.40 per common share)	(85,117)	—	—	—	—	—	(84,929)	—	(188)
Net loss	(299)	—	—	—	—	—	(184)	—	(115)
Other comprehensive income	1,210	—	—	—	—	—	—	1,210	—
Company's share of other comprehensive income of nonconsolidated entities	137	—	—	—	—	—	—	137	—
Balance June 30, 2026	$1,960,520	1,935,375	$94,014	58,952,524	$6	$3,308,879	$(1,456,767)	$1,774	$12,614

		LXP Industrial Trust Shareholders
Six months ended June 30, 2025	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2024	$2,120,783	1,935,400	$94,016	58,899,958	$6	$3,315,127	$(1,316,993)	$6,136	$22,491
Capital contributions	989	—	—	—	—	—	—	—	989
Share based compensation, net	4,966	—	—	251,318	—	4,966	—	—	—
Dividends/distributions ($1.35 per common share)	(82,588)	—	—	—	—	—	(82,478)	—	(110)
Net income (loss)	46,559	—	—	—	—	—	48,110	—	(1,551)
Other comprehensive loss	(4,518)	—	—	—	—	—	—	(4,518)	—
Company's share of other comprehensive loss of nonconsolidated entities	(17)	—	—	—	—	—	—	(17)	—
Balance June 30, 2025	$2,086,174	1,935,400	$94,016	59,151,276	$6	$3,320,093	$(1,351,361)	$1,601	$21,819

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities:	$86,172	$83,278
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(103,164)	—
Investment in real estate under construction	(23,447)	(11,720)
Capital expenditures	(5,866)	(11,765)
Insurance proceeds	2,561	1,034
Net proceeds from sale of real estate	—	73,502
Investments in non-consolidated entities	(1,254)	(354)
Deferred leasing costs	(8,672)	(1,930)
Change in real estate deposits, net	(79)	(1,152)
Net cash provided by (used in) investing activities	(139,921)	47,615
Cash flows from financing activities:
Dividends to common and preferred shareholders	(85,368)	(82,098)
Principal amortization payments	(2,861)	(2,760)
Principal payments on debt, excluding normal amortization	—	(50,000)
Revolving credit facility borrowings	35,000	—
Revolving credit facility payments	(20,000)	—
Repurchase of trust preferred securities	—	(26,725)
Deferred financing costs	(7,575)	—
Repurchase of common shares	(15,814)	—
Cash contributions from noncontrolling interests	1,219	990
Cash distributions to noncontrolling interests	(188)	(110)
Issuance of common shares, net of costs and repurchases to settle tax obligations	(3,153)	(1,040)
Net cash used in financing activities	(98,740)	(161,743)
Change in cash, cash equivalents and restricted cash	(152,489)	(30,850)
Cash, cash equivalents and restricted cash, at beginning of period	170,651	102,073
Cash, cash equivalents and restricted cash, at end of period	$18,162	$71,223

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$170,394	$101,836
Restricted cash at beginning of period	257	237
Cash, cash equivalents and restricted cash at beginning of period	$170,651	$102,073

Cash and cash equivalents at end of period	$17,990	$70,976
Restricted cash at end of period	172	247
Cash, cash equivalents and restricted cash at end of period	$18,162	$71,223
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$24,858	$30,921
Income taxes paid	$618	$652

Supplemental schedule of non-cash investing activities:
Accounts payable related to Investments in real estate under construction	$23,501	$14,023
Reclassification of Land held for development to Investments in real estate under construction	$17,783	$24,550
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
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
As of June 30, 2026, the Company had ownership interests in approximately 109 consolidated real estate properties, located in 14 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and six months ended June 30, 2026 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026 (“Annual Report”).
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
June 30, 2026 and 2025
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
As of June 30, 2026, the Company had interests in five consolidated joint ventures with developers. During the year ended December 31, 2025, two of these joint ventures sold their sole development properties, and substantially all of the proceeds were distributed to the Company and the developer.
The Company continues to own interests in the remaining three joint ventures, with ownership interests ranging from 80% to 95.5%. These joint ventures were determined to be VIEs in accordance with the applicable accounting guidance. Each VIE was formed to acquire land parcels for industrial development.
Of the three joint ventures, one joint venture commenced construction of a development project on a portion of its land parcels in Phoenix, AZ during the first quarter of 2026, one joint venture owns three properties that were substantially completed and placed into service, and one joint venture continues to hold land for future development. As of June 30, 2026, the Company concluded that it is the primary beneficiary of each of these VIEs and, accordingly, has consolidated those entities in the Company's unaudited Condensed Consolidated Financial Statements.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Real estate, net	$276,688	$240,950
Total assets	$296,628	$255,243
Total liabilities	$27,671	$7,020
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
June 30, 2026 and 2025
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
BASIC
Net income (loss) attributable to common shareholders	$(1,630)	$27,450	$(3,572)	$44,729
Weighted-average number of common shares outstanding - basic	58,094,324	58,374,448	58,128,487	58,357,922

Net income (loss) attributable to common shareholders - per common share basic	$(0.03)	$0.47	$(0.06)	$0.77

DILUTED
Net income (loss) attributable to common shareholders - basic	$(1,630)	$27,450	$(3,572)	$44,729

Weighted-average common shares outstanding - basic	58,094,324	58,374,448	58,128,487	58,357,922
Effect of dilutive securities:
Unvested share-based payment awards	—	67,185	—	92,814
Weighted-average common shares outstanding - diluted	58,094,324	58,441,633	58,128,487	58,450,736

Net income (loss) attributable to common shareholders - per common share diluted	$(0.03)	$0.47	$(0.06)	$0.77
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
Calculation of dilutive earnings requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the dilutive earnings per share calculation as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested participating securities	8,807	—	8,411	1,203
Nonvested participating shares	272,160	—	237,173	—
Preferred shares - Series C	942,106	942,114	942,110	942,114

(3)Investments in Real Estate
During the three months ended June 30, 2026, the Company acquired the following covered infill industrial redevelopment site:

Market (% owned)	Initial Cost Basis	Primary Lease Expiration Date	Land	Building and Improvements	In-place Lease Intangible	Above Market Lease Intangible, net
Phoenix, AZ (100%)(1)	$103,164	03/31	$47,300	$21,693	$24,843	$9,328

Weighted-average life of intangible assets (years)					4.9
(1)     The Company views the acquisition as a covered land investment with the potential for future redevelopment into industrial warehouse facilities. As of the acquisition date, the property remains subject to an existing lease, and the timing of any redevelopment is unknown.
As of June 30, 2026, the details of the outstanding development arrangements are as follows (in $000s, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 06/30/26(1)	LXP Amount Funded as of 06/30/26(2)	Estimated Base Building Completion Date	% Leased as of 06/30/26
Development Projects
Reems & Olive - Building D (95.5%)	1	Phoenix, AZ	1,184,591	$121,900	$54,754	$35,800	4Q 2026	100.0%

Redevelopment Projects
Orlando (100.0%)(3)	1	Central FL	350,990	$9,400	$17,771	$3,559	4Q 2026	—%
Richmond (100.0%)(3)	1	Richmond, VA	252,351	5,000	16,227	4,122	3Q 2026	—%
Total Redevelopment Projects	2		603,341	$14,400	$33,998	$7,681

Land Infrastructure Improvements
Reems & Olive (95.5%)(4)	N/A	Phoenix, AZ	N/A	$16,537	$13,670	$15,980	N/A	N/A

Total	3		1,787,932	$152,837	$102,422	$59,461
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
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
As of June 30, 2026, the Company's aggregate investment in the ongoing development arrangements was $102,422. This amount included capitalized interest of $569 for the six months ended June 30, 2026 and is presented as Investments in real estate under construction in the accompanying unaudited Condensed Consolidated Balance Sheets. For the six months ended June 30, 2025, capitalized interest for development arrangements was $56.
As of June 30, 2026, the details of the land held for industrial development are as follows (in $000s, except acres):

Project (% owned)	Market	Approximate Acres	GAAP Investment Balance as of 6/30/2026	LXP Amount Funded as of 6/30/2026(1)
Consolidated
Reems & Olive (95.5%)	Phoenix, AZ	240	$57,170	$57,077
Mt. Comfort Phase II (80.0%)	Indianapolis, IN	116	5,879	4,768
ATL Fairburn (100.0%)	Atlanta, GA	14	1,732	1,779
Total Consolidated Land		370	$64,781	$63,624
(1)    Excludes noncontrolling interests' share.

(4)Dispositions and Impairment
The Company did not have any dispositions during the six months ended June 30, 2026. The following table summarizes the Company's dispositions during the six months ended June 30, 2025:

Sale of real estate (dollars in $000s)	June 30, 2025
Number of buildings	2
Building square feet	731,127
Net proceeds from sale of real estate	$73,502
Net book value	$17,467
Gain on sale of real estate(1)(2)	$56,035
(1)    Gain on sale of real estate is a component of Gain on sale or disposal of, and recovery on, real estate, net, in the unaudited Condensed Consolidated Statements of Operations.
(2)    For the six months ended June 30, 2025, excludes a net casualty loss of $80, which represents the Company's insurance deductible relating to the fire at the warehouse facility located in McDonough, Georgia that occurred on May 10, 2025.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
The Company had one property classified as held for sale at June 30, 2026. The Company did not have any properties classified as held for sale at December 31, 2025. Assets and liabilities of the properties held for sale as of June 30, 2026 consisted of the following:

June 30, 2026
Assets:
Real estate, at cost	$20,338
Real estate, intangible assets	3,132
Accumulated depreciation and amortization	(11,773)
Rent Receivable - Deferred	3,669
Other	27
$15,393

Liabilities:
Accounts payable and other liabilities	$12
Prepaid rent	240
$252
The Company regularly evaluates its real estate assets for indicators of impairment. Such indicators may include prolonged property vacancy, tenant financial deterioration, changes in the expected holding period of an asset, an anticipated sale or transfer of a property in the near term, and adverse changes in economic conditions. An asset is considered impaired when its carrying value exceeds its estimated fair value and the Company does not expect to recover its carrying value.
No impairment charges were recorded during the six months ended June 30, 2026 and June 30, 2025.
On May 10, 2025, the Company experienced a fire at a warehouse facility located in McDonough, Georgia, which resulted in damage to certain property, plant and equipment. The affected assets primarily included a portion of the roof and a small portion of the exterior wall of the building. During the six months ended June 30, 2026, the Company recorded an estimated loss of $336, representing a portion of the net book value of damaged property, offset by $2,561 in insurance proceeds received resulting in a net casualty gain of $2,225. The realized gain represents the insurance proceeds received in excess of the estimated casualty losses, net of the non-reimbursable portion of the Company's insurance deductible, and is included in Gain on sale or disposal of, and recovery on, real estate, net in the unaudited Condensed Consolidated Statements of Operations for the six month period ended June 30, 2026.

(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2026	Fair Value Measurements Using
Description		(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,698	$—	$1,698	$—

	As of	Fair Value Measurements Using
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$488	$—	$488	$—

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2026 and December 31, 2025, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,363,186	$1,283,801	$1,351,400	$1,277,714
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of		Equity in earnings (losses) of non-consolidated entities
Investment	June 30, 2026	June 30, 2026	December 31, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NNN MFG Cold JV L.P. ("MFG Cold JV")(1)	20%	$1,193	$2,880	$(1,810)	$(1,538)
NNN Office JV L.P. ("NNN JV")(2)	20%	13,222	14,762	(1,554)	(210)
Etna Park 70, LLC(3)	90%	9,733	9,084	(133)	(107)
Etna Park East LLC(4)	90%	2,767	2,390	(94)	(85)
Lombard Street Lots, LLC (5)	44.1%	2,316	2,314	1	2
		$29,231	$31,430	$(3,590)	$(1,938)
(1)    MFG Cold JV is a joint venture formed in 2021 that owns special purpose industrial properties formerly owned by the Company.
(2)    NNN JV is a joint venture formed in 2018 that owns office properties formerly owned by the Company.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. During the six months ended June 30, 2026, the joint venture commenced development of two speculative development projects consisting of a 750,000 square foot facility and a 161,000 square foot facility.
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land.
(5)    Lombard Street Lots, LLC ground leases a parcel of land to a parking operator.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions and asset management. Advisory fees earned from these non-consolidated investments for the six months ended June 30, 2026 and 2025 were $1,941 and $1,945, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(7)Debt
The Company had the following debt obligations outstanding as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025	Interest Rate		Maturity Date
SECURED DEBT:
Mortgages:
Goodyear, AZ	$38,192	$38,610	4.290%	(1)	August 2031
Long Island City, NY	8,893	11,336	3.500%	(1)	March 2028
Principal balance outstanding	47,085	49,946
Unamortized debt issuance costs	(315)	(405)
Total mortgages and notes payable, net	$46,770	$49,541

UNSECURED DEBT:
Revolving Credit Facility	$15,000	$—	SOFR + 0.775%		January 2030
Term Loan	250,000	250,000	SOFR + 0.850%	(2)	January 2029
Senior Notes due 2028	160,000	160,000	6.750%		November 2028
Senior Notes due 2030	400,000	400,000	2.700%		September 2030
Senior Notes due 2031	400,000	400,000	2.375%		October 2031
Trust Preferred Securities	100,995	100,995	Three Month SOFR + 1.96%	(3)	April 2037
Principal balance outstanding	$1,325,995	$1,310,995
Unamortized debt discount	(2,227)	(2,520)
Unamortized debt issuance costs	(7,352)	(6,616)
Total unsecured debt, net	$1,316,416	$1,301,859
Total debt obligations	$1,363,186	$1,351,400
(1)    The weighted-average interest rate as of June 30, 2026 and December 31, 2025 was approximately 4.1%.
(2)     In January 2026, the Company amended and restated its credit agreement and extended the maturity of the term loan from January 2027 to January 2029, with two one-year extension options, subject to certain conditions. The amended Term Loan provides an interest rate range of SOFR plus 0.80% to 1.60% based on the current consolidated leverage ratio and credit ratings. Based on the Company's current credit ratings and consolidated leverage ratio, the interest rate spread is 0.85%. In connection with the transaction, the Company deferred direct costs of $1,962 which are being amortized through the maturity date of the term loan and recognized $225 of loss on debt satisfaction in connection with the transaction. As of June 30, 2026, the SOFR portion of the interest rate was swapped for a fixed interest rate of 4.06% per annum until January 31, 2027.
(3)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82,500 is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of June 30, 2026, the weighted-average interest rate of the Trust Preferred Securities was 5.281%, which includes the effect of the interest rate swaps.
The Company capitalized $582 and $137 of interest expense for the six months ended June 30, 2026 and 2025, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
The Company has an unsecured credit agreement with KeyBank National Association, as agent, for a revolving credit facility of up to $600,000, subject to covenant compliance. In January 2026, the Company amended and restated its credit agreement and extended the maturity for the revolving credit facility from July 2026 to January 2030 with two six-month or one twelve-month extension option to extend up to January 2031, subject to certain conditions. The interest rate ranges from SOFR plus 0.725% to 1.40% based on the current consolidated leverage ratio and credit ratings. Based on the current consolidated leverage ratio and investment grade ratings, for SOFR borrowing the applicable margin for the credit facility is 0.775%. The revolving credit facility is also subject to a facility fee equal to 0.125% to 0.300% depending on the Company's credit rating and consolidated leverage ratio, of the total commitments under the revolving credit facility. The facility fee is currently 0.15%. In connection with the transaction, the Company deferred direct costs of $5,613 which are being amortized through the maturity date of the revolving credit facility and recognized $74 of loss on debt satisfaction in connection with the transaction. The Company had $15,000 of borrowings outstanding and $585,000 available as of June 30, 2026. The Company had no borrowings under the revolving credit facility as of December 31, 2025.
As of June 30, 2026, the Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements.

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2026 and 2025.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
The following table summarizes the terms of our outstanding derivative financial instruments on the Company's balance sheets as of June 30, 2026 and December 31, 2025:

Derivative Type	Number of Instruments	Effective Date	Maturity Date	Notional Value	Fair Value of Asset
					June 30, 2026	December 31, 2025
Term Loan Interest Rate Swap	5	1/31/2025	1/31/2027	$250,000	$916	$423
Trust Preferred Securities Interest Rate Swap	2	10/30/2024	10/30/2027	82,500	782	65
				$332,500	$1,698	$488
During the next 12 months, the Company estimates that an additional $1,494 will be reclassified as a decrease in interest expense if the swaps remain outstanding.
The table below presents the effect of the Company's derivative financial instruments on the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives June 30,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income(1) June 30,
Hedging Relationships	2026	2025	2026	2025
Interest Rate Swaps	$1,939	$(2,214)	$(729)	$(2,304)
The Company's share of non-consolidated entity's interest rate cap	109	(43)	28	26
Total	$2,048	$(2,257)	$(701)	$(2,278)
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited Condensed Consolidated Statements of Operations.
Total interest expense presented in the unaudited Condensed Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, was $26,467 and $32,747 for the six months ended June 30, 2026 and 2025, respectively.
The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2026, the Company had not posted any collateral related to the agreements.

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
June 30, 2026 and 2025
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
For the six months ended June 30, 2026 and 2025, no accounts receivable were written off.
The Company elected to treat the lease and non-lease components in its leases as a single lease component, which is therefore recognized as rental revenue in its unaudited Condensed Consolidated Statements of Operations. The primary non-lease service included within rental revenue is common area maintenance services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. For the six months ended June 30, 2026, the Company incurred $71 of costs that were incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on any of its properties.
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating leases and sales-type lease for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2026	2025	2026	2025
Fixed	$72,847	$72,285	$143,166	$145,175
Variable(1)	14,294	14,459	28,951	29,462
Total	$87,141	$86,744	$172,117	$174,637
(1) Primarily comprised of tenant reimbursements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
Future fixed rental receipts for operating leases assuming no new or re-negotiated leases as of June 30, 2026 were as follows:

Operating
2026 - remainder	$149,905
2027	285,041
2028	255,060
2029	228,435
2030	178,976
2031	125,582
Thereafter	339,927
Total	$1,562,926
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
Lessee
The Company, as lessee, has a ground lease, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of June 30, 2026. The leases have remaining lease terms of up to four years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
Supplemental information related to operating leases is as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
Weighted-average remaining lease term
Operating leases (years)	2.0	9.0
Weighted-average discount rate
Operating leases	4.1%	4.2%
The components of lease expense for the six months ended June 30, 2026 and 2025 were as follows:

Income Statement Classification	Fixed	Variable	Total
2026:
Property operating	$1,622	$—	$1,622
General and administrative(1)	673	89	762
Total	$2,295	$89	$2,384

2025:
Property operating	$1,718	$15	$1,733
General and administrative	954	169	1,123
Total	$2,672	$184	$2,856
(1) For the six months ended June 30, 2026 and 2025, the general and administrative lease expense excludes a reduction of $223 and $451, respectively, to lease expense for the sublease of the Company's office space in New York, New York, that expired on March 31, 2026.

The Company recognized sublease income related to its ground leases in rental revenue of $1,622 for the six months ended June 30, 2026 and 2025.
The following table shows the Company's maturity analysis of its operating lease liabilities as of June 30, 2026:

Operating Leases
2026 - remainder	$1,967
2027	3,775
2028	1,163
2029	326
2030	109
2031	—
Thereafter	—
Total lease payments	$7,340
Less: Imputed interest	(331)
Present value of lease liabilities	$7,009

23

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2026 and 2025, no single tenant represented greater than 10% of rental revenues.
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
The Company may, from time to time, sell up to $350,000 of common shares over the term of the ATM program. During the six months ended June 30, 2026 and 2025, the Company did not sell shares under the ATM program.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 2,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. During the six months ended June 30, 2026, the Company repurchased and retired 324,586 common shares at an average price of $48.70 per common share under the repurchase program. No common shares were repurchased during the three months ended June 30, 2025. As of June 30, 2026, 968,651 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of June 30, 2026.

Series C Preferred Stock. The Company had 1,935,375 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at June 30, 2026. The shares have a dividend of $3.25 per share per annum and a liquidation preference of $96,769, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of June 30, 2026, the conversion ratio was one Series C Preferred share to 0.487 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

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
21

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$427	$6,136
Other comprehensive income (loss) before reclassifications	2,048	(2,257)
Amounts of (income) reclassified from accumulated other comprehensive income to interest expense	(701)	(2,278)
Balance at end of period	$1,774	$1,601

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
As of June 30, 2026, the Company expects to incur approximately $164,309, excluding noncontrolling interests' share, potential developer incentive fees or partner buyouts, and infrastructure work for the Company's consolidated and non-consolidated land parcels held for development. As of June 30, 2026, the Company has interests in various industrial land parcels held for development. The Company is unable to estimate (1) the timing of any required funding for leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the land parcels until the Company commits to such additional costs.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and 2025
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

(15)     Subsequent Events
Proposed Merger
On July 19, 2026, the Company, Leopard REIT LLC, a Delaware limited liability company (“Parent”), and Leopard Merger Sub LLC, a Maryland limited liability company and a wholly owned indirect subsidiary of Parent (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger (the “Surviving Entity” and such merger, the “Merger”). Upon completion of the Merger, the Surviving Entity will be wholly-owned by Parent (other than in respect of the outstanding Series C Preferred shares). The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by the Company’s Board of Trustees.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common share of the Company issued and outstanding as of immediately prior to the Effective Time (other than certain excluded shares described in the Merger Agreement) will be automatically cancelled and converted into the right to receive an amount in cash equal to $61.20 per share, without interest. At the Effective Time, each 6.50% Series C Preferred share issued and outstanding as of immediately prior to the Effective Time will automatically be cancelled and converted into the right to receive one Surviving Entity Series C preferred unit.

During the period beginning on the date of the Merger Agreement and continuing until August 28, 2026 (the “Go-Shop Period”), the Company has the right to solicit competing proposals subject to the restrictions set forth in the Merger Agreement. If any third party submits a written competing proposal that the Company’s Board of Trustees determines in good faith constitutes or could reasonably be expected to lead to a superior proposal prior to the end of the Go-Shop Period and the Company terminates the Merger Agreement, all in accordance with the provisions of the Merger Agreement, then the termination fee payable by the Company to Parent would be approximately $54.1 million. Additional restrictions on the Company’s ability to solicit or engage on other proposals is set forth in the Merger Agreement.

The consummation of the Merger is subject to certain customary closing conditions, including shareholder approval. Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend payment of its regular common share quarterly dividend, effective immediately, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement permits the Company to make regular quarterly dividends on the Series C Preferred shares.

Additional Events
Subsequent to June 30, 2026, the Company:
•Sold one warehouse facility for $51,000 which was held for sale as of June 30, 2026.
•Subsequent to June 30, 2026, the Company had net borrowings of $55,000 under its revolving credit facility. As of July 29, 2026, the outstanding balance on the revolving credit facility was $70,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
Unless stated otherwise or the context otherwise requires, the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us” refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests in properties are held in, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to this “Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026. The results of operations contained herein for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for a full year.
When we use the term “REIT,” we mean an entity that has elected to be qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). All references to 2026 and 2025 refer to the periods ending June 30, 2026 and 2025, respectively, and our fiscal year ended December 31, 2025.
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
The following is a discussion and analysis of the unaudited Condensed Consolidated Financial condition and results of operations of LXP Industrial Trust for the three and six months ended June 30, 2026 and 2025, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 12, 2026, which we refer to as the Annual Report. Historical results may not be indicative of future performance.
Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, risks associated with our ability to obtain consummate the Merger (defined below), including obtaining the requisite shareholder approval, and the timing of the closing, including the risks that a condition to closing will not be satisfied within the expected timeframe or at all or that the closing will not occur; the outcome of any legal proceedings that may be instituted against the parties to, and others related to, the Merger Agreement (defined below), including timing and expenses risks; operational risks related to the Merger, including time demands on management, employee retentions and transaction costs that are not contingent on closing; and those risks discussed below in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and under the headings “Risk Factors” in this Quarterly Report and under

“Risk Factors” in Part I, Item A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report and other periodic reports filed by the Company with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Overview
As of June 30, 2026, we had equity ownership interests in approximately 109 consolidated real estate properties, located in 14 states and containing approximately 53.3 million square feet of rentable space, which were approximately 97.4% leased based upon net rentable square feet.
Our portfolio primarily consists of Class A warehouse and distribution real estate investments in our 12 target markets within the Sunbelt and lower Midwest. We expect to grow in these markets by executing on our development pipeline, including through build-to-suits, and opportunistically acquiring facilities in these markets, primarily through tax-deferred exchanges related to capital recycling. The current key drivers to growth in our revenues are leasing our vacant, operating, redevelopment and development properties and mark-to-market of our lease rollover. As we continue to build out our development pipeline on our owned-land parcels, we continue to seek investments in additional land to develop for warehouse and distribution facilities, including through covered land investments where a tenant leases the improvements that will be demolished for a redevelopment of the property. These covered land investments may consist of office assets.
Proposed Merger
On July 19, 2026, the Company, Leopard REIT LLC, a Delaware limited liability company (“Parent”), and Leopard Merger Sub LLC, a Maryland limited liability company and a wholly owned indirect subsidiary of Parent (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger (the “Surviving Entity” and such merger, the “Merger”). Upon completion of the Merger, the Surviving Entity will be wholly-owned by Parent (other than in respect of the outstanding Series C Preferred shares). The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by the Company’s Board of Trustees.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common share of the Company issued and outstanding as of immediately prior to the Effective Time (other than certain excluded shares described in the Merger Agreement) will be automatically cancelled and converted into the right to receive an amount in cash equal to $61.20 per share, without interest. At the Effective Time, each 6.50% Series C Preferred share issued and outstanding as of immediately prior to the Effective Time will automatically be cancelled and converted into the right to receive one Surviving Entity Series C preferred unit.
During the period beginning on the date of the Merger Agreement and continuing until August 28, 2026 (the “Go-Shop Period”), the Company has the right to solicit competing proposals subject to the restrictions set forth in the Merger Agreement. If any third party submits a written competing proposal that the Company’s Board of Trustees determines in good faith constitutes or could reasonably be expected to lead to a superior proposal prior to the end of the Go-Shop Period and the Company terminates the Merger Agreement, all in accordance with the provisions of the Merger Agreement, then the termination fee payable by the Company to Parent would be approximately $54.1 million. Additional restrictions on the Company’s ability to solicit or engage on other proposals is set forth in the Merger Agreement.
The Parent Parties have secured committed financing, consisting of a combination of (i) equity financing to be provided affiliates of Parent on the terms and subject to the conditions set forth in an equity commitment letter provided by such affiliates, and (ii) debt financing to be provided by certain lenders on the terms and subject to the conditions set forth in a debt commitment letter, the aggregate proceeds of which will be sufficient for the Parent Parties to pay all amounts the Parent Parties may be obligated to pay pursuant to the Merger Agreement or the Merger.
The consummation of the Merger is subject to certain customary closing conditions, including shareholder approval.
Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend payment of its regular common share quarterly dividend, effective immediately, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement permits the Company to make regular quarterly dividends on the Series C Preferred shares.

Second Quarter 2026 Transaction Summary.
The following summarizes our transactions during the three months ended June 30, 2026:
Acquisition Activity.
•Acquired Phoenix covered land investment, for $103.2 million at an initial cash yield of 15.7%. The 37-acre infill industrial redevelopment site is located in Phoenix, Arizona, and is subject to a lease with a remaining lease term of approximately 4.9 years.

Leasing Activity.
•Pre-leased the approximately 1.2 million square foot Phoenix development project securing a five-year lease with 3.5% annual rent escalations and an expected initial annual cash base rent of approximately $9.8 million.
•Completed an additional 2.3 million square feet of new second-generation leases and second-generation lease extensions, increasing base and cash base rents by 43.1% and 26.2%, respectively, excluding leases with fixed-rate renewals.

Development Activity.

•Commenced construction of two industrial development projects in a joint venture in the Columbus, Ohio market, consisting of a 750,000 square foot facility and a 161,000 square foot facility.
Equity.
•A holder of 25 shares of the 6.50% Series C Convertible Preferred stock ("Series C Preferred") converted their shares into 12.175 common shares, with the fractional shares being paid in cash.
Critical Accounting Estimates
Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these estimates during the six months ended June 30, 2026.

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
As of June 30, 2026, the principal balance of our secured debt was $47.1 million compared to $49.9 million at December 31, 2025. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($18.0 million at June 30, 2026), property sale proceeds or borrowing capacity on our revolving credit facility ($585.0 million at June 30, 2026, subject to covenant compliance).

Cash flows from operations were $86.2 million for the six months ended June 30, 2026 as compared to $83.3 million for the six months ended June 30, 2025. The increase was primarily related to increased rental revenue related to property acquisitions, contractual rent increases and increased occupancy. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash (used in) provided by investing activities totaled $(139.9) million and $47.6 million during the six months ended June 30, 2026 and 2025, respectively. Cash used in investing activities in 2026 related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, offset by net proceeds from receipt of insurance proceeds. Cash provided by investing activities in 2025 related primarily to proceeds from property sales and receipt of insurance proceeds, offset by investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net.
Net cash used in financing activities totaled $98.7 million and $161.7 million during the six months ended June 30, 2026 and 2025, respectively. Cash used in financing activities in 2026 was primarily related to the dividends, repurchase of common shares, debt service payments, deferred financing costs related to borrowings and repayments on the line of credit, amending the credit facility and Term Loan, distributions to noncontrolling interests, offset by contributions from noncontrolling interests. Cash used in financing activities in 2025 was primarily related to the partial repayment of the Term Loan, partial repurchases of the Trust Preferred Securities, dividends, and debt service payments, offset by contributions from noncontrolling interests.
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares, including through forward sales contracts.

We may sell up to $350.0 million of common shares over the term of the program. We did not sell shares under the ATM program during the six months ended June 30, 2026 and 2025, respectively.

Volatility in the capital markets, including as a result of general economic conditions, may negatively affect our ability to access the capital markets through our ATM program and other offerings.
Share Repurchase Program. During the six months ended June 30, 2026, we repurchased and retired 0.3 million common shares at an average price of $48.70 per common share under an existing share repurchase program. We did not repurchase any common shares during the six months ended June 30, 2025. As of June 30, 2026, 1.0 million common shares remained available for repurchase under this authorization.

Series C Preferred Conversion. During the six months ended June 30, 2026, a holder of 25 Series C Preferred shares converted their shares into 12.175 common shares, with the fractional shares being paid in cash. The difference between the amount paid for the Series C Preferred shares and the historical cost was $0.001 and is treated as an increase to shareholders equity and as a reduction in preferred dividends paid for calculating earnings per share. We did not receive any cash proceeds as a result of such conversion and the Series C Preferred shares that were converted have been retired and cancelled.

Dividends. Dividends paid to our common and preferred shareholders were $85.4 million and $82.1 million in the six months ended June 30, 2026 and 2025, respectively.
We declared a quarterly dividend of $0.70 per common share for the three months ended June 30, 2026, which is an increase of $0.025 per common share from the $0.675 per common share quarterly dividend declared during the three months ended June 30, 2025.
As noted above, pursuant to the terms of the Merger Agreement, the Company has agreed to suspend payment of its regular common share quarterly dividend, effective immediately, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement permits the Company to make regular quarterly dividends on the Series C Preferred shares.

Financings. The following presents our outstanding unsecured debt obligations as of June 30, 2026:

	June 30, 2026	Interest Rate		Maturity Date	Issue Price
Revolving Credit Facility	$15.0	SOFR +0.775%	(1)	January 2030	—
Term Loan	250.0	SOFR + 0.850%	(2)	January 2029	—
Senior Notes due 2028	160.0	6.750%		November 2028	99.423%
Senior Notes due 2030	400.0	2.700%		September 2030	99.233%
Senior Notes due 2031	400.0	2.375%		October 2031	99.758%
Trust Preferred Securities	101.0	SOFR + 1.96%	(3)	April 2037	—
Total unsecured debt	$1,326.0
(1)    Amended and restated the Revolving Credit Facility with an interest rate range from SOFR plus 0.725% to 1.40%. Based on our current rating and leverage ratio, the credit spread is 0.775%. Maturity can be extended to January 2031, subject to certain conditions.
(2)    Amended and restated the Term Loan with an interest rate range from SOFR plus 0.80% to 1.60%. Based on our current rating and leverage ratio, the credit spread is 0.85%. Maturity can be extended to January 2031, subject to certain conditions. The SOFR portion of the interest rate was swapped for a fixed interest rate of 4.06% per annum until January 31, 2027.
(3)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82.5 million is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of June 30, 2026, the weighted average interest rate of the Trust Preferred Securities was 5.281%, which includes the effect of the interest rate swaps.
The senior notes are unsecured and require interest payments semi-annually in arrears. We may redeem the senior notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the senior notes being redeemed plus a make-whole premium.
We have an unsecured credit agreement with KeyBank National Association, as agent, for a revolving credit facility of up to $600.0 million subject to covenant compliance. In January 2026, we amended and restated our credit agreement and extended the maturity from July 2026 to January 2030. The maturity can be extended to January 2031, subject to certain conditions. The interest rate ranges from SOFR plus 0.725% to 1.40% based on the consolidated leverage ratio and investment grade ratings. Based on our current consolidated leverage ratio and investment grade ratings, for SOFR borrowing the applicable margin for the credit facility equals 0.775%. The revolving credit facility is also subject to a facility fee equal to 0.125% to 0.300%, depending on our credit rating and consolidated leverage ratio, of the total commitments under the revolving credit facility. The facility fee is currently 0.15%. We had $15.0 million in borrowings outstanding and $585.0 million available as of June 30, 2026. We had no borrowings under the revolving credit facility as of December 31, 2025.
As of June 30, 2026, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.

Development Costs
As of June 30, 2026, the aggregate amount of our consolidated development and redevelopment projects included in investment in real estate under construction is $102.4 million. We expect to incur approximately $164.3 million of costs, excluding noncontrolling interests' share, potential developer fees or partner buyouts, redevelopment projects and infrastructure work for our consolidated and non-consolidated land parcels held for development. However, the risks associated with development, including supply chain issues, which may be exacerbated as a result of military conflicts and international trade conflicts associated with tariffs, could adversely impact our estimates. As of June 30, 2026, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate (1) the timing of any required fundings for leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the development of our land parcels until we commit to such additional costs.

Results of Operations
Three months ended June 30, 2026 compared with three months ended June 30, 2025. The decrease in net income (loss) attributable to common shareholders of $29.1 million was primarily due to the items discussed below.
The increase in rental revenue of $0.4 million was primarily due to an increase of $3.2 million due to acquisitions, properties placed in service and leasing, partially offset by an aggregate increase in rental revenue of $2.8 million primarily due to property sales and vacancies.
The decrease in depreciation and amortization expense of $1.3 million was primarily due to property sales.
The decrease in interest and amortization expense of $3.2 million was primarily due to a $2.4 million decrease in interest and amortization expense related to the Senior Notes due 2028 that were partially repaid in 2025, a decrease in interest expense of $0.4 million related to the Trust Preferred Securities that were partially repaid in 2025, a $0.1 million decrease in interest expense related to mortgage amortization and an increase in capitalized interest of $0.3 million due to increased development activity.
The decrease in gain (loss) on debt satisfaction of $1.1 million was primarily due to the partial repurchase of the Trust Preferred Securities at a 5% discount to par value of $1.4 million and offset by a write off of deferred financing costs of $0.3 million recognized during the three months ended June 30, 2025. No gain or loss on debt satisfaction was recognized during the three months ended June 30, 2026.
The decrease in gain on sale or disposal of, and recovery on, real estate, net of $31.4 million was primarily due to no property dispositions during the three months ended June 30, 2026 compared to $31.4 million gain on sale from one property sold during the three months ended June 30, 2025.
The decrease in net (income) loss attributable to noncontrolling interests of $0.7 million is due to a decrease in the recognition of the noncontrolling interests' share of operating loss from real estate for two vacant development properties sold in 2025.
Six months ended June 30, 2026 compared with six months ended June 30, 2025. The decrease in net income (loss) attributable to common shareholders of $48.3 million was primarily due to the items discussed below.
The decrease in rental revenue of $2.5 million was primarily due to an aggregate decrease in rental revenue of $5.2 million primarily due to property sales and vacancies, partially offset by an increase of $2.7 million due to acquisitions, properties placed in service and leasing.
The decrease in depreciation and amortization expense of $4.8 million was primarily due to property sales.
The increase in non-operating income of $0.7 million was primarily due to an increase in interest income earned from excess cash invested and a net settlement of receivables related to the sales-type lease sold in 2024.
The decrease in interest and amortization expense of $6.3 million was primarily due to a $4.8 million decrease in interest and amortization expense related to the Senior Notes due 2028 that were partially repaid in 2025, a decrease in interest expense of $0.9 million related to the Trust Preferred Securities that were partially repaid in 2025, a $0.2 million decrease in interest expense related to mortgage amortization and an increase in capitalized interest of $0.4 million due to increased development activity.
The decrease in loss on debt satisfaction of $1.1 million was primarily due to the partial repurchase of the Trust Preferred Securities at a 5% discount to par value of $1.4 million and offset by a write off of deferred financing costs of $0.3 million recognized during the six months ended June 30, 2026.
The decrease in gain on sale or disposal of, and recovery on, real estate, net of $53.7 million was primarily due to no property dispositions during the six months ended June 30, 2026 compared to $56.0 million gain on sale from two properties sold during the six months ended June 30, 2025, offset by $2.3 million of insurance recovery on real estate recognized during the six months ended June 30, 2026.
The increase in equity in losses of non-consolidated entities of $1.7 million was primarily due to recognizing our $1.3 million share of impairment charges recorded at NNN JV and an increase of $0.4 million of operating losses during the six months ended June 30, 2026. There were no impairment charges recognized on our non-consolidated entities during the six months ended June 30, 2025.

The decrease in net (income) loss attributable to noncontrolling interests of $1.4 million is due to a decrease in the recognition of the noncontrolling interests' share of operating loss of real estate from two vacant development properties sold in 2025.
Same-Store Results
Same-store net operating income, or NOI, which is a non-GAAP measure, represents the NOI for consolidated properties that were owned, stabilized and included in our portfolio for the entirety of the period commencing January 1, 2025 and through the end of the current reporting period. We define NOI as operating revenues (rental income (less GAAP rent adjustments, non-cash income related to sales-type leases and lease termination income, net), and other property income) less property operating expenses. Other REITs may use different methodologies for calculating same-store NOI, and accordingly same-store NOI may not be comparable to other REITs. Management believes that same-store NOI is a useful supplemental measure of our operating performance because same-store NOI excludes the change in NOI from acquired, expanded and sold properties and it highlights operating trends such as occupancy levels, rental rates and operating costs on properties. However, same-store NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. We believe that net income is the most directly comparable GAAP measure to same-store NOI.
The following presents our consolidated same-store NOI, for the three and six months ended June 30, 2026 and 2025 ($000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total cash base rent	$68,022	$66,593	$136,767	$133,196
Tenant reimbursements	14,208	14,853	29,340	30,121
Property operating expenses	(15,400)	(14,925)	(31,868)	(30,683)
Same-store NOI	$66,830	$66,521	$134,239	$132,634
Our same-store NOI increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 by 0.5% and 1.2%, respectively, primarily due to an increase in cash base rents. As of June 30, 2026 and 2025, our historical same-store square footage leased was 97.4% and 97.7%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(8)	$28,397	$(299)	$46,559

Interest and amortization expense	13,250	16,467	26,467	32,747
Provision for income taxes	164	199	300	414
Depreciation and amortization	48,056	49,362	95,041	99,874
General and administrative	9,714	9,630	19,968	20,020
Transaction costs	—	38	15	38
Non-operating/advisory fee income	(1,441)	(1,719)	(3,948)	(3,209)
(Gain) loss on sale or disposal of, and recovery on, real estate, net	79	(31,320)	(2,225)	(55,955)
(Gain) loss on debt satisfaction, net	—	(1,143)	299	(793)
Equity in losses of non-consolidated entities	1,153	958	3,590	1,938
Lease termination income, net	(76)	(123)	(152)	(123)
Straight-line adjustments	(2,343)	(2,068)	(2,969)	(3,027)
Lease incentives	672	453	1,172	899
Amortization of above/below market leases	59	(756)	(243)	(1,871)
NOI	$69,279	$68,375	$137,016	$137,511

Less NOI:
Acquisitions, expansions, developments, redevelopments and dispositions	(2,449)	(1,854)	(2,777)	(4,877)
Same-Store NOI	$66,830	$66,521	$134,239	$132,634

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and Adjusted Company FFO available to all equityholders for the three and six months ended June 30, 2026 and 2025 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
FUNDS FROM OPERATIONS:	2026	2025	2026	2025
Basic and Diluted:
Net income (loss) attributable to common shareholders	$(1,630)	$27,450	$(3,572)	$44,729
Adjustments:
Depreciation and amortization - real estate	46,101	47,725	91,334	96,547
Impairment charges - real estate, from our share of non-consolidated entities	—	—	1,250	—
Amortization of leasing commissions	1,955	1,637	3,707	3,327
Joint venture and noncontrolling interest adjustment	1,281	1,206	2,613	2,412
(Gain) loss on sale or disposal of, and recovery on, real estate, net	79	(31,320)	(2,225)	(55,955)
FFO available to common shareholders - basic	47,786	46,698	93,107	91,060
Preferred dividends	1,573	1,573	3,145	3,145
Amount allocated to participating securities	112	109	243	236
FFO available to all equityholders - diluted	49,471	48,380	96,495	94,441
Transaction costs(1)	—	38	15	38
(Gain) loss on debt satisfaction, net	—	(1,143)	299	(793)
Adjusted Company FFO available to all equityholders - diluted	$49,471	$47,275	$96,809	$93,686

Per Common Share Amounts
Basic:
FFO	$0.82	$0.80	$1.60	$1.56

Diluted:
FFO	$0.84	$0.81	$1.63	$1.59
Adjusted Company FFO	$0.84	$0.80	$1.64	$1.58

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	58,094,324	58,374,448	58,128,487	58,357,922

Diluted:
Weighted-average common shares outstanding - diluted EPS	58,094,324	58,441,633	58,128,487	58,450,736
Preferred shares - Series C	942,106	942,114	942,110	942,114
Weighted-average common shares outstanding - diluted FFO	59,036,430	59,383,747	59,070,597	59,392,850

(1) Transaction costs, including costs associated with terminated investments, such as non-refundable deposits and legal fees.

Off-Balance Sheet Arrangements
As of June 30, 2026, we had investments in various real estate entities with varying structures. The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $475.8 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $33.5 million and $18.5 million at June 30, 2026 and 2025, which represented 2.4% and 1.2%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended June 30, 2026 and 2025, our variable-rate indebtedness had a weighted-average interest rate of 5.1% and 6.2%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2026 and 2025 would have increased by $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, our variable-rate indebtedness had a weighted-average interest rate of 5.3% and 6.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2026 and 2025 would have increased by $0.2 million in each period. As of June 30, 2026 and 2025, our aggregate principal consolidated fixed-rate debt was $1.3 billion and $1.5 billion, respectively, which represented 97.6% and 98.8%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of June 30, 2026 and is indicative of the interest rate environment as of June 30, 2026, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.3 billion as of June 30, 2026.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2026, we had interest rate swap agreements (see Note 8 to our unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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

ITEM 1A.Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 12, 2026, with the exception of the risk factors discussed below.

Risks Related to the Proposed Merger

The announcement and pendency of the transactions contemplated by the Merger Agreement may have an adverse effect on our business, financial condition and results of operations.

Uncertainty about the effect of the proposed Merger on our employees, tenants, potential tenants and other third parties may disrupt our leasing or other key business activities and may adversely affect our business, financial condition and results of operations, as well as the market price of our common shares. For example, tenants and other third parties may defer decisions concerning working with us, or, if applicable, seek to change existing business relationships with us. Current employees may experience uncertainty about their roles following the proposed Merger, and this may have an effect on our corporate culture, ability to retain current employees and/or hire new employees. Any loss or distraction of such employees could have a significant adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the proposed Merger and planning for integration, which could significantly adversely affect our business, financial condition and results of operations.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and generally restricts us from taking certain specified actions until the proposed Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition and results of operations.

The consummation of the proposed Merger is subject to certain closing conditions, including, among others, the approval of the Merger by our shareholders, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the proposed Merger is subject to a number of closing conditions, including, among others, the approval of the Merger by the affirmative vote of the holders of our common shares entitled to cast a majority of all the votes entitled to be cast at a shareholder meeting on the Merger. We can provide no assurance that such approval will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if such approval can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance that other events will not intervene to delay the proposed Merger or result in the termination of the Merger Agreement. Any adverse consequence of the proposed Merger could be exacerbated by any delays in completion of the proposed Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the proposed Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the proposed Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of transactions prior to closing (with certain specified exceptions). In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Trustees to enter into an agreement for certain alternate proposals. As a result, we cannot assure you that the proposed Merger will be completed even if our shareholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the proposed Merger within the timeframe anticipated or at all, which could adversely affect our business, financial condition, results of operations and the market price of our common shares.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the proposed Merger is not completed for any reason, including as a result of the shareholders failing to approve the Merger, our shareholders will not receive any payment for their common shares. Instead, we will remain a public company, the common shares will continue to be listed and traded on the New York Stock Exchange and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, if the Merger is not completed, our ongoing business may be significantly adversely affected, and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our share price, and it is uncertain when, if ever, the price of our common shares would return to the prices at which our common shares currently trade;

•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting tenants and employees;

•we would still be required to pay certain significant costs relating to the proposed Merger, such as legal, accounting, consulting and other advisory fees, and other related costs, which may relate to activities that we would not have undertaken other than in connection with the proposed Merger;

•we may be required to pay a cash termination fee to Parent of up to approximately $108.2 million, as required under the Merger Agreement under certain circumstances;

•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, including, subject to certain exceptions, acquiring other properties or disposing of currently owned properties, making capital expenditures, or incurring indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, significantly adversely affect our business, results of operations and financial condition;

•matters relating to the proposed Merger require substantial commitments of time and resources by management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•we may commit significant time and resources to defending against litigation related to the proposed Merger.

If the proposed Merger is not consummated, the risks described above may materialize, and they may have a significant adverse effect on our business, financial condition, results of operations and the market price of our common shares, particularly to the extent that the current market price of our common shares reflects an assumption that the proposed Merger will be completed.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of up to approximately $108.2 million (or approximately $54.1 million if the termination relates to a superior proposal received during the Go-Shop Period), including if Parent terminates the Merger Agreement after our Board of Trustees changes its recommendation to the shareholders or if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to certain alternative transactions. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our shareholders than the proposed Merger. For these and other reasons, termination of the Merger Agreement could significantly adversely affect our business, financial condition, results of operations and the market price of our common shares.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the proposed Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management’s time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which could adversely affect our business, financial condition and results of operations.

ITEM 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.
The following table summarizes repurchases of our common shares/OP units during the six months ended June 30, 2026 pursuant to publicly announced repurchase plans(1):

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid for Share/Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026(1)	195,073	$49.66	195,073	1,098,164
February 1 - 28, 2026	29,117	$47.77	29,117	1,069,047
March 1 - 31, 2026	100,396	$47.11	100,396	968,651
First quarter 2026	324,586	$48.70	324,586	968,651
(1)    Share repurchase authorization of an additional 10.0 million common shares announced on August 4, 2022, which has no expiration date.
(2)    Includes 157,606 common shares that were purchased in December 2025 that were settled in January 2026.

ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information
During the three months ended June 30, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.Exhibits.

Exhibit No.		Description

2.1	—
Agreement and Plan of Merger, dated as of July 19, 2026, by and among Leopard REIT LLC, Leopard Merger Sub LLC, and LXP Industrial Trust (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 20, 2026)(1)

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

3.6	—	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed May 19, 2023)(1)
3.7	—	First Amendment to the Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 20, 2026)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
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

4.4	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/2007 8-K)(1)
4.5	—	Indenture, dated as of May 9, 2014, among the Company and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.6	—
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
(1)    Incorporated by reference.
(2)    Filed herewith.
(3)    Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.
(4)    Management contract or compensatory plan or arrangement.
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2026 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	July 29, 2026	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	July 29, 2026	By:	/s/ Nathan Brunner
Nathan Brunner
Chief Financial Officer, Executive Vice President (principal financial officer)