Form 10-Q
period 2026-09-30
LXP Industrial Trust
filed 2026-10-27
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 58,961,329 common shares of beneficial interest, par value $0.0001 per share, as of October 26, 2026.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets:
Real estate, at cost	$3,927,273	$3,908,485
Real estate - intangible assets	331,709	305,841
Land held for development	64,789	82,971
Investments in real estate under construction	129,943	41,769
Real estate, gross	4,453,714	4,339,066
Less: accumulated depreciation and amortization	(1,259,051)	(1,151,513)
Real estate, net	3,194,663	3,187,553
Right-of-use assets, net	5,842	8,721
Cash and cash equivalents	110,310	170,394
Restricted cash	175	257
Investments in non-consolidated entities	28,749	31,430
Deferred expenses, net	49,031	35,068
Rent receivable - current	3,155	3,454
Rent receivable - deferred	88,055	84,631
Other assets	23,889	15,514
Total assets	$3,503,869	$3,537,022

Liabilities and Equity:
Liabilities:
Mortgages and notes payable, net	$45,365	$49,541
Term loan payable, net	247,968	249,053
Senior notes payable, net	953,925	952,693
Trust preferred securities, net	100,172	100,113
Dividends payable	2,724	44,715
Operating lease liabilities	6,095	9,134
Accounts payable and other liabilities	75,520	54,553
Accrued interest payable	11,546	9,218
Deferred revenue - including below-market leases, net	1,703	3,030
Prepaid rent	14,222	16,594
Total liabilities	1,459,240	1,488,644

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,769 and $96,770, respectively; 1,935,375 and 1,935,400 shares issued and outstanding in 2026 and 2025, respectively (cumulative dividends in arrears of $0.8125 per share or $1,573 in the aggregate in 2026)	94,014	94,016
Common shares, par value $0.0001 per share; authorized 600,000,000 shares, 58,957,264 and 59,077,234 shares issued and outstanding in 2026 and 2025, respectively	6	6
Additional paid-in-capital	3,306,871	3,313,884
Accumulated distributions in excess of net income	(1,365,515)	(1,371,654)
Accumulated other comprehensive income	1,972	427
Total shareholders’ equity	2,037,348	2,036,679
Noncontrolling interests	7,281	11,699
Total equity	2,044,629	2,048,378
Total liabilities and equity	$3,503,869	$3,537,022
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross revenues:
Rental revenue	$89,815	$85,811	$261,932	$260,448
Other revenue	969	1,091	2,910	3,036
Total gross revenues	90,784	86,902	264,842	263,484
Expense applicable to revenues:
Depreciation and amortization	(48,201)	(49,120)	(143,242)	(148,994)
Property operating	(16,352)	(15,346)	(49,261)	(48,350)
General and administrative	(8,688)	(9,325)	(28,656)	(29,345)
Non-operating income	336	605	2,343	1,869
Interest and amortization expense	(13,359)	(16,095)	(39,826)	(48,842)
Gain (loss) on debt satisfaction, net	—	—	(299)	793
Transaction costs	(5,608)	—	(5,623)	(38)
Gain on sale or disposal of, and recovery on, real estate, net	94,486	46,159	96,711	102,114
Income before provision for income taxes and equity in losses of non-consolidated entities	93,398	43,780	96,989	92,691
Provision for income taxes	(136)	(184)	(436)	(598)
Equity in losses of non-consolidated entities	(1,210)	(1,239)	(4,800)	(3,177)
Net income	92,052	42,357	91,753	88,916
Net (income) loss attributable to noncontrolling interests	2	(6,078)	117	(4,527)
Net income attributable to LXP Industrial Trust shareholders	92,054	36,279	91,870	84,389
Dividends attributable to preferred shares - Series C	(1,573)	(1,573)	(4,718)	(4,718)
Allocation to participating securities	(207)	(90)	(256)	(326)
Net income attributable to common shareholders	$90,274	$34,616	$86,896	$79,345

Net income attributable to common shareholders - per common share basic	$1.55	$0.59	$1.49	$1.36
Weighted-average common shares outstanding - basic	58,125,736	58,406,114	58,127,561	58,374,162

Net income attributable to common shareholders - per common share diluted	$1.54	$0.59	$1.49	$1.36
Weighted-average common shares outstanding - diluted	58,666,518	58,536,180	58,465,937	58,491,109
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$92,052	$42,357	$91,753	$88,916
Other comprehensive income (loss):
Change in unrealized income (loss) on interest rate swaps, net	81	(558)	1,291	(5,076)
Company's share of other comprehensive income (loss) of non-consolidated entities	117	(38)	254	(55)
Other comprehensive income (loss)	198	(596)	1,545	(5,131)
Comprehensive income	92,250	41,761	93,298	83,785
Comprehensive (income) loss attributable to noncontrolling interests	2	(6,078)	117	(4,527)
Comprehensive income attributable to LXP Industrial Trust shareholders	$92,252	$35,683	$93,415	$79,258
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Three months ended September 30, 2026	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance June 30, 2026	$1,960,520	1,935,375	$94,014	58,952,524	$6	$3,308,879	$(1,456,767)	$1,774	$12,614
Capital contributions	540	—	—	—	—	—	—	—	540
Share-based compensation, net	3,063	—	—	4,740	—	3,063	—	—	—
Purchase of noncontrolling interest in consolidated joint venture	(10,942)	—	—	—	—	(5,071)	—	—	(5,871)
Dividends/distributions	(802)	—	—	—	—	—	(802)	—	—
Net income (loss)	92,052	—	—	—	—	—	92,054	—	(2)
Other comprehensive income	81	—	—	—	—	—	—	81	—
Company's share of other comprehensive income of nonconsolidated entities	117	—	—	—	—	—	—	117	—
Balance September 30, 2026	$2,044,629	1,935,375	$94,014	58,957,264	$6	$3,306,871	$(1,365,515)	$1,972	$7,281

		LXP Industrial Trust Shareholders
Three months ended September 30, 2025	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance June 30, 2025	$2,086,174	1,935,400	$94,016	59,151,276	$6	$3,320,093	$(1,351,361)	$1,601	$21,819
Capital contributions	670	—	—	—	—	—	—	—	670
Share-based compensation, net	2,749	—	—	1,886	—	2,749	—	—	—
Dividends/distributions ($0.675 per common share)	(57,876)	—	—	—	—	—	(41,461)	—	(16,415)
Net income	42,357	—	—	—	—	—	36,279	—	6,078
Other comprehensive loss	(558)	—	—	—	—	—	—	(558)	—
Company's share of other comprehensive loss of nonconsolidated entities	(38)	—	—	—	—	—	—	(38)	—
Balance September 30, 2025	$2,073,478	1,935,400	$94,016	59,153,162	$6	$3,322,842	$(1,356,543)	$1,005	$12,152

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except share and per share data)

		LXP Industrial Trust Shareholders
Nine months ended September 30, 2026	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balance December 31, 2025	$2,048,378	1,935,400	$94,016	59,077,234	$6	$3,313,884	$(1,371,654)	$427	$11,699
Capital contributions	1,758	—	—	—	—	—	—	—	1,758
Share-based compensation, net	6,033	—	—	204,604	—	6,033	—	—	—
Repurchase of common shares	(7,976)	—	—	(324,586)	—	(7,976)	—	—	—
Purchase of noncontrolling interest in consolidated joint venture	(10,942)	—	—	—	—	(5,071)	—	—	(5,871)
Preferred shares conversion	(1)	(25)	(2)	12		1	—	—	—
Dividends/distributions ($1.40 per common share)	(85,919)	—	—	—	—	—	(85,731)	—	(188)
Net income (loss)	91,753	—	—	—	—	—	91,870	—	(117)
Other comprehensive income	1,291	—	—	—	—	—	—	1,291	—
Company's share of other comprehensive income of nonconsolidated entities	254	—	—	—	—	—	—	254	—
Balance September 30, 2026	$2,044,629	1,935,375	$94,014	58,957,264	$6	$3,306,871	$(1,365,515)	$1,972	$7,281

		LXP Industrial Trust Shareholders
Nine months ended September 30, 2025	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests
Balance December 31, 2024	$2,120,783	1,935,400	$94,016	58,899,958	$6	$3,315,127	$(1,316,993)	$6,136	$22,491
Capital contributions	1,659	—	—	—	—	—	—	—	1,659
Share-based compensation, net	7,715	—	—	253,204	—	7,715	—	—	—
Dividends/distributions (2.025 per common share)	(140,464)	—	—	—	—	—	(123,939)	—	(16,525)
Net income	88,916	—	—	—	—	—	84,389	—	4,527
Other comprehensive loss	(5,076)	—	—	—	—	—	—	(5,076)	—
Company's share of other comprehensive loss of nonconsolidated entities	(55)	—	—	—	—	—	—	(55)	—
Balance September 30, 2025	$2,073,478	1,935,400	$94,016	59,153,162	$6	$3,322,842	$(1,356,543)	$1,005	$12,152

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities:	$144,879	$146,776
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(103,164)	(30,013)
Investment in real estate under construction	(64,175)	(20,465)
Capital expenditures	(18,053)	(18,346)
Insurance proceeds	2,561	5,309
Net proceeds from sale of real estate	156,364	265,590
Investments in non-consolidated entities	(1,865)	(546)
Distributions from non-consolidated entities in excess of accumulated earnings	—	3,900
Deferred leasing costs	(11,098)	(2,366)
Change in real estate deposits, net	2,330	(1,731)
Net cash provided by (used in) investing activities	(37,100)	201,332
Cash flows from financing activities:
Dividends to common and preferred shareholders	(127,722)	(123,182)
Principal amortization payments	(4,310)	(4,158)
Principal payments on debt, excluding normal amortization	—	(50,000)
Revolving credit facility borrowings	116,950	—
Revolving credit facility payments	(116,950)	—
Repurchase of trust preferred securities	—	(26,725)
Deferred financing costs	(7,575)	—
Repurchase of common shares	(15,814)	—
Cash contributions from noncontrolling interests	1,759	1,659
Cash distributions to noncontrolling interests	(188)	(16,526)
Purchase of noncontrolling interests	(10,942)	—
Issuance of common shares, net of costs and repurchases to settle tax obligations	(3,153)	(1,260)
Net cash used in financing activities	(167,945)	(220,192)
Change in cash, cash equivalents and restricted cash	(60,166)	127,916
Cash, cash equivalents and restricted cash, at beginning of period	170,651	102,073
Cash, cash equivalents and restricted cash, at end of period	$110,485	$229,989

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$170,394	$101,836
Restricted cash at beginning of period	257	237
Cash, cash equivalents and restricted cash at beginning of period	$170,651	$102,073

Cash and cash equivalents at end of period	$110,310	$229,737
Restricted cash at end of period	175	252
Cash, cash equivalents and restricted cash at end of period	$110,485	$229,989
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$35,638	$41,246
Income taxes paid	$766	$828

Supplemental schedule of non-cash investing activities:
Accounts payable related to Investments in real estate under construction	$28,121	$9,059
Reclassification of Land held for development to Investments in real estate under construction	$17,783	$24,550
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
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
As of September 30, 2026, the Company had ownership interests in approximately 107 consolidated real estate properties, located in 13 states. The properties in which the Company has an interest are primarily net leased to tenants in various industries.
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
The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2026 have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026 (“Annual Report”).
Pending Merger. On July 19, 2026, the Company, Leopard REIT LLC, a Delaware limited liability company (“Parent”), and Leopard Merger Sub LLC, a Maryland limited liability company and a wholly owned indirect subsidiary of Parent (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger (the “Surviving Entity” and such merger, the “Merger”). Upon completion of the Merger, the Surviving Entity will be wholly-owned by Parent (other than in respect of the outstanding Series C Preferred shares). See Note 15 - Merger for additional information. The Merger is expected to close on or about November 2, 2026, subject to the satisfaction of customary closing conditions.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
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
During the three months ended September 30, 2026, the Company had interests in five joint ventures. The Company acquired the remaining 10% ownership interest in one of the joint ventures that owns three warehouse/distribution facilities in Greer, South Carolina. Following the acquisition, the Company wholly owns this entity. As of September 30, 2026, the Company had interests in four consolidated joint ventures with developers.
Of these four joint ventures, two sold their sole development properties during the year ended December 31, 2025, and substantially all of the proceeds were distributed to the Company and the respective developers. The Company continues to own interests in the remaining two joint ventures, with ownership interests ranging from 80% to 95.5%. These joint ventures were determined to be VIEs in accordance with the applicable accounting guidance. Each VIE was formed to acquire land parcels for industrial development.
Of the two joint ventures, one joint venture commenced construction of a development project on a portion of its land parcels in Phoenix, Arizona during the first quarter of 2026 and one joint venture continues to hold land for future development. As of September 30, 2026, the Company concluded that it is the primary beneficiary of each of these VIEs and, accordingly, has consolidated those entities in the Company's unaudited Condensed Consolidated Financial Statements.
The assets of each VIE are only available to satisfy such VIE's respective liabilities. Below is a summary of selected financial data of consolidated VIEs for which the Company is the primary beneficiary included in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Real estate, net	$174,869	$240,950
Total assets	$184,353	$255,243
Total liabilities	$30,293	$7,020
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
September 30, 2026 and 2025
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
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
BASIC
Net income attributable to common shareholders	$90,274	$34,616	$86,896	$79,345
Weighted-average number of common shares outstanding - basic	58,125,736	58,406,114	58,127,561	58,374,162

Net income attributable to common shareholders - per common share basic	$1.55	$0.59	$1.49	$1.36

DILUTED
Net income attributable to common shareholders - basic	$90,274	$34,616	$86,896	$79,345

Weighted-average common shares outstanding - basic	58,125,736	58,406,114	58,127,561	58,374,162
Effect of dilutive securities:
Unvested share-based payment awards	540,782	130,066	338,376	116,947
Weighted-average common shares outstanding - diluted	58,666,518	58,536,180	58,465,937	58,491,109

Net income attributable to common shareholders - per common share diluted	$1.54	$0.59	$1.49	$1.36
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
Calculation of dilutive earnings requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the dilutive earnings per share calculation as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested participating securities	22,293	1,345	13,039	1,250
Preferred shares - Series C	942,102	942,114	942,107	942,114

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(3)Investments in Real Estate
During the nine months ended September 30, 2026, the Company acquired the following covered infill industrial redevelopment site:

Market (% owned)	Acquisition Date	Initial Cost Basis	Primary Lease Expiration Date	Land	Building and Improvements	In-place Lease Intangible	Above Market Lease Intangible, net
Phoenix, AZ (100%)(1)	May 2026	$103,164	03/31	$47,300	$21,693	$24,843	$9,328

Weighted-average life of intangible assets (years)						4.9
(1)     The Company views the acquisition as a covered land investment with the potential for future redevelopment into industrial warehouse facilities. As of the acquisition date, the property remains subject to an existing lease, and the timing of any redevelopment is unknown.
During the three months ended September 30, 2026, the Company acquired the remaining 10% ownership in a joint venture that owns three warehouse/distribution facilities in Greer, South Carolina. Prior to the acquisition, the Company owned 90% of the joint venture and consolidated the entity in its financial statements. The Company acquired the remaining ownership for an aggregate of $10,942. Because the joint venture was already consolidated, the transaction was accounted for as an equity transaction and no gain or loss was recognized. The $5,071 difference between the consideration paid and the carrying amount of the noncontrolling interest was recorded as an adjustment to additional paid-in capital.
As of September 30, 2026, the details of the outstanding development arrangements are as follows (in $000s, except square feet):

Project (% owned)	# of Buildings	Market	Estimated Sq. Ft.	Estimated Project Cost	GAAP Investment Balance as of 09/30/26(1)	LXP Amount Funded as of 09/30/26(2)	Estimated Base Building Completion Date	% Leased as of 09/30/26
Development Projects
Reems & Olive - Building D (95.5%)	1	Phoenix, AZ	1,184,591	$121,900	$98,163	$73,924	4Q 2026	100.0%

Redevelopment Projects
Orlando (100.0%)(3)	1	Central FL	350,990	$9,400	$18,130	$3,900	3Q 2027	—%

Land Infrastructure Improvements
Reems & Olive (95.5%)(4)	N/A	Phoenix, AZ	N/A	$16,500	$13,650	$16,439	N/A	N/A

Total	2		1,535,581	$147,800	$129,943	$94,263
(1)    Excludes leasing costs, incomplete costs and developer incentive fees or partner promotes if any.
(2)    Excludes noncontrolling interests' share.
(3)    Estimated project costs exclude estimated tenant improvements and leasing costs.
(4)    Represents infrastructure development costs to prepare the land for vertical development.
As of September 30, 2026, the Company's aggregate investment in the ongoing development arrangements was $129,943. This amount included capitalized interest of $1,244 for the nine months ended September 30, 2026 and is presented as Investments in real estate under construction in the accompanying unaudited Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2025, capitalized interest for development arrangements was $103.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
As of September 30, 2026, the details of the land held for industrial development are as follows (in $000s, except acres):

Project (% owned)	Market	Approximate Acres	GAAP Investment Balance as of 9/30/2026	LXP Amount Funded as of 9/30/2026(1)
Consolidated
Reems & Olive (95.5%)	Phoenix, AZ	240	$57,178	$57,077
Mt. Comfort Phase II (80.0%)	Indianapolis, IN	116	5,879	4,768
ATL Fairburn (100.0%)	Atlanta, GA	14	1,732	1,779
Total Consolidated Land		370	$64,789	$63,624
(1)    Excludes noncontrolling interests' share.

(4)Dispositions and Impairment
The following table summarizes the Company's dispositions during the nine months ended September 30, 2026 and September 30, 2025:

Sale of real estate (dollars in $000s)	September 30, 2026	September 30, 2025
Number of buildings	6	7
Building square feet	1,455,544	3,131,387
Net proceeds from sale of real estate	$156,364	$265,640
Net book value	$61,878	$165,508
Gain on sale of real estate(1)(2)	$94,486	$100,132
(1)    Gain on sale of real estate is a component of Gain on sale or disposal of, and recovery on, real estate, net, in the unaudited Condensed Consolidated Statements of Operations.
(2)    For the nine months ended September 30, 2025, excludes a net casualty gain of $1,731, which the insurance proceeds received in excess of the estimated casualty losses, net of the non-reimbursable portion of the Company's insurance deductible relating to the fire at the warehouse facility located in McDonough, Georgia that occurred on May 10, 2025.
The Company had no property classified as held for sale as of September 30, 2026 and as of December 31, 2025.
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
No impairment charges were recorded during the nine months ended September 30, 2026 and September 30, 2025.
On May 10, 2025, the Company experienced a fire at a warehouse facility located in McDonough, Georgia, which resulted in damage to certain property, plant and equipment. The affected assets primarily included a portion of the roof and a small portion of the exterior wall of the building. During the nine months ended September 30, 2026, the Company recorded an estimated loss of $336, representing a portion of the net book value of damaged property, offset by $2,561 in insurance proceeds received resulting in a net casualty gain of $2,225. The realized gain represents the insurance proceeds received in excess of the estimated casualty losses, net of the non-reimbursable portion of the Company's insurance deductible, and is included in Gain on sale or disposal of, and recovery on, real estate, net in the unaudited Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2026.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(5)Fair Value Measurements
The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2026	Fair Value Measurements Using
Description		(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,780	$—	$1,780	$—

	As of	Fair Value Measurements Using
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$488	$—	$488	$—
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2026 and December 31, 2025, the Company determined that the credit valuation adjustment relative to the overall interest rate swaps was not significant. As a result, all interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt	$1,347,430	$1,246,412	$1,351,400	$1,277,714
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(6)Investments in Non-Consolidated Entities
Below is a schedule of the Company's investments in non-consolidated entities:

	Percentage Ownership at	Investment Balance as of		Equity in earnings (losses) of non-consolidated entities
Investment	September 30, 2026	September 30, 2026	December 31, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NNN MFG Cold JV L.P. ("MFG Cold JV")(1)	20%	$369	$2,880	$(2,734)	$(2,577)
NNN Office JV L.P. ("NNN JV")(2)	20%	13,065	14,762	(1,726)	(304)
Etna Park 70, LLC(3)	90%	10,226	9,084	(198)	(173)
Etna Park East LLC(4)	90%	2,773	2,390	(143)	(128)
Lombard Street Lots, LLC (5)	44.1%	2,316	2,314	1	5
		$28,749	$31,430	$(4,800)	$(3,177)
(1)    MFG Cold JV is a joint venture formed in 2021 that owns special purpose industrial properties formerly owned by the Company.
(2)    NNN JV is a joint venture formed in 2018 that owns office properties formerly owned by the Company.
(3)    Joint venture formed in 2017 with a developer entity to acquire a parcel of land. During the nine months ended September 30, 2026, the joint venture commenced development of two speculative development projects consisting of a 750,000 square foot facility and a 161,000 square foot facility.
(4)    Joint venture formed in 2019 with a developer entity to acquire a parcel of land.
(5)    Lombard Street Lots, LLC ground leases a parcel of land to a parking operator.
The Company earns advisory fees from certain of these non-consolidated entities for services related to acquisitions and asset management. Advisory fees earned from these non-consolidated investments for the nine months ended September 30, 2026 and 2025 were $2,910 and $3,036, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(7)Debt
The Company had the following debt obligations outstanding as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025	Interest Rate		Maturity Date
SECURED DEBT:
Mortgages:
Goodyear, AZ	$37,980	$38,610	4.290%	(1)	August 2031
Long Island City, NY	7,655	11,336	3.500%	(1)	March 2028
Principal balance outstanding	45,635	49,946
Unamortized debt issuance costs	(270)	(405)
Total mortgages and notes payable, net	$45,365	$49,541

UNSECURED DEBT:
Term Loan	250,000	250,000	SOFR + 0.850%	(2)	January 2029
Senior Notes due 2028	160,000	160,000	6.750%		November 2028
Senior Notes due 2030	400,000	400,000	2.700%		September 2030
Senior Notes due 2031	400,000	400,000	2.375%		October 2031
Trust Preferred Securities	100,995	100,995	Three Month SOFR + 1.96%	(3)	April 2037
Principal balance outstanding	$1,310,995	$1,310,995
Unamortized debt discount	(2,080)	(2,520)
Unamortized debt issuance costs	(6,850)	(6,616)
Total unsecured debt, net	$1,302,065	$1,301,859
Total debt obligations	$1,347,430	$1,351,400
(1)    The weighted-average interest rate as of September 30, 2026 and December 31, 2025 was approximately 4.1%.
(2)     In January 2026, the Company amended and restated its credit agreement and extended the maturity of the term loan from January 2027 to January 2029, with two one-year extension options, subject to certain conditions. The amended Term Loan provides an interest rate range of SOFR plus 0.80% to 1.60% based on the current consolidated leverage ratio and credit ratings. Based on the Company's current credit ratings and consolidated leverage ratio, the interest rate spread is 0.85%. In connection with the transaction, the Company deferred direct costs of $1,962 which are being amortized through the maturity date of the term loan and recognized $225 of loss on debt satisfaction in connection with the transaction. As of September 30, 2026, the SOFR portion of the interest rate was swapped for a fixed interest rate of 4.06% per annum until January 31, 2027.
(3)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82,500 is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of September 30, 2026, the weighted-average interest rate of the Trust Preferred Securities was 5.314%, which includes the effect of the interest rate swaps.
The Company capitalized $1,298 and $219 of interest expense for the nine months ended September 30, 2026 and 2025, respectively.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
The Company has an unsecured credit agreement with KeyBank National Association, as agent, for a revolving credit facility of up to $600,000, subject to covenant compliance. In January 2026, the Company amended and restated its credit agreement and extended the maturity for the revolving credit facility from July 2026 to January 2030 with two six-month or one twelve-month extension option to extend up to January 2031, subject to certain conditions. The interest rate ranges from SOFR plus 0.725% to 1.40% based on the current consolidated leverage ratio and credit ratings. Based on the current consolidated leverage ratio and investment grade ratings, for SOFR borrowing the applicable margin for the credit facility is 0.775%. The revolving credit facility is also subject to a facility fee equal to 0.125% to 0.300% depending on the Company's credit rating and consolidated leverage ratio, of the total commitments under the revolving credit facility. The facility fee is currently 0.15%. In connection with the transaction, the Company deferred direct costs of $5,613 which are being amortized through the maturity date of the revolving credit facility and recognized $74 of loss on debt satisfaction in connection with the transaction. The Company had no outstanding borrowings and $600,000 available as of September 30, 2026. The Company had no borrowings under the revolving credit facility as of December 31, 2025.
As of September 30, 2026, the Company was compliant with all applicable financial covenants contained in its corporate-level debt agreements.
On September 18, 2026, a subsidiary of the Company notified the holders of all outstanding Trust Preferred Securities that upon the closing of the Merger, all such securities would be redeemed for a redemption price of 100% of the aggregate liquidation amount plus any cumulative dividends in arrears, and any accrued and unpaid distributions to but excluding such redemption date.
On October 5, 2026, the Company notified the holders of the Senior Notes due 2028, the Senior Notes due 2030, and the Senior Notes due 2031, that upon the closing of the Merger, all such securities would be redeemed at the redemption price set forth in such notices.

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2026 and 2025.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
The following table summarizes the terms of our outstanding derivative financial instruments on the Company's balance sheets as of September 30, 2026 and December 31, 2025:

Derivative Type	Number of Instruments	Effective Date	Maturity Date	Notional Value	Fair Value of Asset
					September 30, 2026	December 31, 2025
Term Loan Interest Rate Swap	5	1/31/2025	1/31/2027	$250,000	$700	$423
Trust Preferred Securities Interest Rate Swap	2	10/30/2024	10/30/2027	82,500	1,080	65
				$332,500	$1,780	$488
During the next 12 months, the Company estimates that an additional $1,679 will be reclassified as a decrease in interest expense if the swaps remain outstanding.
The table below presents the effect of the Company's derivative financial instruments on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025:

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives September 30,		Amount of (Income) Loss Reclassified from Accumulated OCI into Income(1) September 30,
Hedging Relationships	2026	2025	2026	2025
Interest Rate Swaps	$2,415	$(1,824)	$(1,123)	$(3,252)
The Company's share of non-consolidated entity's interest rate cap	211	(90)	42	35
Total	$2,626	$(1,914)	$(1,081)	$(3,217)
(1)    Amounts reclassified from accumulated other comprehensive income (loss) to interest expense within the unaudited Condensed Consolidated Statements of Operations.
Total interest expense presented in the unaudited Condensed Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, was $39,826 and $48,842 for the nine months ended September 30, 2026 and 2025, respectively.
The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2026, the Company had not posted any collateral related to the agreements.

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
September 30, 2026 and 2025
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
For the nine months ended September 30, 2026 and 2025, no accounts receivable were written off.
The Company elected to treat the lease and non-lease components in its leases as a single lease component, which is therefore recognized as rental revenue in its unaudited Condensed Consolidated Statements of Operations. The primary non-lease service included within rental revenue is common area maintenance services provided as part of the Company’s real estate leases. ASC 842 requires that the Company capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. The Company incurred $100 for the nine months ended September 30, 2026 and $78 for the nine months ended September 30, 2025 of costs that were incremental to the execution of leases.
The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on any of its properties.
Rental Revenue Classification. The following table presents the Company’s classification of rental revenue for its operating leases and sales-type lease for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2026	2025	2026	2025
Fixed	$75,135	$72,339	$218,301	$217,514
Variable(1)	14,680	13,472	43,631	42,934
Total	$89,815	$85,811	$261,932	$260,448
(1) Primarily comprised of tenant reimbursements.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
Future fixed rental receipts for operating leases assuming no new or re-negotiated leases as of September 30, 2026 were as follows:

Operating
2026 - remainder	$73,604
2027	291,408
2028	267,943
2029	241,610
2030	194,163
2031	142,605
Thereafter	432,283
Total	$1,643,616
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
Lessee
The Company, as lessee, has a ground lease, corporate leases for office space, and office equipment leases. All leases were classified as operating leases as of September 30, 2026. The leases have remaining lease terms of up to four years. Renewal periods are included in the lease term only when renewal is deemed to be reasonably certain. The lease term also includes periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and variable rental payments that tie to an index or a rate, such as CPI. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement as incurred.
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

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
Supplemental information related to operating leases is as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Weighted-average remaining lease term
Operating leases (years)	1.8	9.4
Weighted-average discount rate
Operating leases	4.2%	4.3%
The components of lease expense for the nine months ended September 30, 2026 and 2025 were as follows:

Income Statement Classification	Fixed	Variable	Total
2026:
Property operating	$2,433	$—	$2,433
General and administrative(1)	837	132	969
Total	$3,270	$132	$3,402

2025:
Property operating	$2,578	$15	$2,593
General and administrative	1,412	232	1,644
Total	$3,990	$247	$4,237
(1) For the nine months ended September 30, 2026 and 2025, the general and administrative lease expense excludes a reduction of $223 and $741, respectively, to lease expense for the sublease of the Company's office space in New York, New York, that expired on March 31, 2026.

The Company recognized sublease income related to its ground leases in rental revenue of $2,433 for the nine months ended September 30, 2026 and 2025.
The following table shows the Company's maturity analysis of its operating lease liabilities as of September 30, 2026:

Operating Leases
2026 - remainder	$983
2027	3,775
2028	1,163
2029	326
2030	109
2031	—
Thereafter	—
Total lease payments	$6,356
Less: Imputed interest	(261)
Present value of lease liabilities	$6,095

23

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share and per share data)
(10)Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties in target markets, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2026 and 2025, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)Equity
Merger
The impacts on the Company’s equity upon the closing of the Merger are described in Note 15—Merger. In accordance with the Merger Agreement, the Company has suspended its common shares dividend and therefore did not pay a third quarter common share dividend.
Shareholders' Equity
At-The-Market Offering Program. The Company maintains an At-The-Market offering program ("ATM program") under which the Company can issue up to $350,000 of common shares.
During the nine months ended September 30, 2026 and 2025, the Company did not sell shares under the ATM program.

Share Repurchase Program. In August 2022, the Company's Board of Trustees authorized the repurchase of up to an additional 2,000,000 common shares under the Company's share repurchase program, which does not have an expiration date. During the nine months ended September 30, 2026, the Company repurchased and retired 324,586 common shares at an average price of $48.70 per common share under the repurchase program. No common shares were repurchased during the nine months ended September 30, 2025. As of September 30, 2026, 968,651 common shares remain available for repurchase under this authorization. The Company records a liability for repurchases that have not yet been settled as of the period end. There were no unsettled repurchases as of September 30, 2026.

Series C Preferred Stock. The Company had 1,935,375 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) outstanding at September 30, 2026. The shares have a dividend of $3.25 per share per annum and a liquidation preference of $96,769. During the three months ended September 30,2026, the Company did not declare a dividend on the Series C Preferred shares. The Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of September 30, 2026, the conversion ratio was one Series C Preferred share to 0.487 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.
As of September 30, 2026, cumulative dividends of $0.8125 per share, or $1,573, in aggregate were in arrears on the Series C Preferred shares. These dividends have not been declared for the three months ended September 30, 2026 and are not recorded as a liability. The dividends arrears are in addition to the Series C Preferred share's liquidation preference.

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
September 30, 2026 and 2025
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
A summary of the changes in accumulated other comprehensive income (loss) related to the Company's cash flow hedges is as follows:

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$427	$6,136
Other comprehensive income (loss) before reclassifications	2,626	(1,914)
Amounts of (income) reclassified from accumulated other comprehensive income to interest expense	(1,081)	(3,217)
Balance at end of period	$1,972	$1,005
During the three months ended September 30, 2026, the Company purchased the remaining equity interests owned in a joint venture partnership that owns three warehouse/distribution facilities for an aggregate of $10,942. As the Company previously consolidated its interests in the joint venture, the acquisition of the noncontrolling interests were recorded as an equity transaction with the difference between the purchase prices and the aggregate carrying balances recorded as a $5,071 reduction in additional paid-in-capital.

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
September 30, 2026 and 2025
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
As of September 30, 2026, the Company expects to incur approximately $124,849, excluding noncontrolling interests' share, potential developer incentive fees or partner buyouts, and infrastructure work, for the Company's consolidated and non-consolidated land parcels held for development. As of September 30, 2026, the Company has interests in various industrial land parcels held for development. The Company is unable to estimate (1) the timing of any required funding for leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the land parcels until the Company commits to such additional costs.
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

(15)     Merger
On July 19, 2026, the Company, Parent, and Merger Sub, entered into the Merger Agreement. The Parent and Merger Sub are affiliates of Brookfield Asset Management Ltd. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger. Upon completion of the Merger, the Surviving Entity will be wholly-owned by Parent (other than in respect of the outstanding Series C Preferred shares).
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common share of the Company issued and outstanding as of immediately prior to the Effective Time (other than certain excluded shares described in the Merger Agreement) will be automatically cancelled and converted into the right to receive an amount in cash equal to $61.20 per share, without interest. At the Effective Time, each 6.50% Series C Preferred share issued and outstanding as of immediately prior to the Effective Time will automatically be cancelled and converted into the right to receive one Surviving Entity Series C preferred unit (a “Series C Preferred Unit”). The Company has notified the holders of Series C Preferred shares that upon the closing of the Merger the Parent intends to effectuate a second step merger that will result in each Surviving Entity Series C Preferred Unit issued in the Merger being exchanged for a cash amount equal to the $50.00 liquidation preference per Surviving Entity Series C Preferred Unit plus an amount equal to any cumulative dividends in arrears, and any accrued and unpaid dividends to, but not including, the Merger closing date.
Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend payment of its regular common share quarterly dividend, subject to certain exceptions set forth in the Merger Agreement. Although the Merger Agreement permits the Company to make regular quarterly dividends on the Series C Preferred shares, the Company did not declare a third quarter dividend and such cumulative dividends in arrears will be included in the cash amount paid in the second step merger described above.
On October 26, 2026, the Company’s shareholders approved the Merger. The transaction remains subject to the other terms and conditions set forth in the Merger Agreement and closing is currently expected to occur on or about November 2, 2026. As of September 30, 2026, the transaction had not been consummated and the Company incurred $5,608 in transaction costs.

LXP INDUSTRIAL TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 and 2025
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(16)     Subsequent Events
Subsequent to September 30, 2026,
•On October 26, 2026, the Company's shareholders approved the Merger.
25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
Unless stated otherwise or the context otherwise requires, the “Company,” the “Trust,” “LXP,” “we,” “our,” and “us” refer collectively to LXP Industrial Trust and its consolidated subsidiaries. All of the Company's interests in properties are held in, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries and are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. References herein to this “Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026. The results of operations contained herein for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for a full year.
When we use the term “REIT,” we mean an entity that has elected to be qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). All references to 2026 and 2025 refer to the periods ending September 30, 2026 and 2025, respectively, and our fiscal year ended December 31, 2025.
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
The following is a discussion and analysis of the unaudited Condensed Consolidated Financial condition and results of operations of LXP Industrial Trust for the three and nine months ended September 30, 2026 and 2025, and significant factors that could affect its prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein and notes thereto and with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 12, 2026, which we refer to as the Annual Report. Historical results may not be indicative of future performance.
Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, risks associated with our ability to consummate the Merger (defined below), and the timing of the closing, including the risks that a condition to closing will not be satisfied within the expected timeframe or at all or that the closing will not occur; the outcome of any legal proceedings that may be instituted against the parties to, and others related to, the Merger Agreement (defined below), including timing and expenses risks; operational risks related to the Merger, including time demands on management, employee retention and transaction costs that are not contingent on closing; and those risks discussed below in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and under the headings “Risk Factors” in this Quarterly Report and under “Risk Factors” in Part I, Item A and “Management's Discussion and

Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report and other periodic reports filed by the Company with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Overview
As of September 30, 2026, we had equity ownership interests in approximately 107 consolidated real estate properties, located in 13 states and containing approximately 51.8 million square feet of rentable space, which were approximately 97.0% leased based upon net rentable square feet.
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
Proposed Merger
On July 19, 2026, the Company, Leopard REIT LLC, a Delaware limited liability company (“Parent”), and Leopard Merger Sub LLC, a Maryland limited liability company and a wholly owned indirect subsidiary of Parent (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Parent and Merger Sub are affiliates of Brookfield Asset Management Ltd. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger (the “Surviving Entity” and such merger, the “Merger”). Upon completion of the Merger, the Surviving Entity will be wholly-owned by Parent (other than in respect of the outstanding Series C Preferred shares). The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by the Company’s Board of Trustees.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common share of the Company issued and outstanding as of immediately prior to the Effective Time (other than certain excluded shares described in the Merger Agreement) will be automatically cancelled and converted into the right to receive an amount in cash equal to $61.20 per share, without interest. At the Effective Time, each 6.50% Series C Preferred share issued and outstanding as of immediately prior to the Effective Time will automatically be cancelled and converted into the right to receive one Surviving Entity Series C preferred unit (a “Series C Preferred Unit”). The Company has notified the holders of Series C Preferred shares that upon the closing of the Merger the Parent intends to effectuate a second step merger that will result in each Surviving Entity Series C Preferred Unit issued in the Merger being exchanged for a cash amount equal to the $50.00 liquidation preference per Surviving Entity Series C Preferred Unit plus an amount equal to any cumulative dividends in arrears, and any accrued and unpaid dividends to, but not including, the Merger closing date.
On October 26, 2026, the Company's shareholders approved the Merger. The consummation of the Merger is subject to certain other customary closing conditions. The Company expects the transaction to close on November 2, 2026.
Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend payment of its regular common share quarterly dividend, effective immediately, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement permits the Company to make regular quarterly dividends on the Series C Preferred shares.
Third Quarter 2026 Transaction Summary.
The following summarizes our transactions during the three months ended September 30, 2026:
Acquisition Activity.
•Purchased the remaining equity interests in a joint venture partnership that owns three warehouse/distribution facility for an aggregate of $10.9 million.

Disposition Activity.
•Sold our interest in three properties encompassing six warehouse/distribution facilities for $156.6 million. One of the facilities sold was a vacant development project totaling 252,351 square feet, located in Chester, Virginia for a gross aggregate price of $30.0 million.

Leasing Activity.
•Completed 4.2 million square feet of new second-generation leases and second-generation lease extensions, increasing base and cash base rents by 42.8% and 34.3%, respectively, excluding leases with fixed-rate renewals and tenant improvement reimbursements.

Critical Accounting Estimates
Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these estimates during the nine months ended September 30, 2026.

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
As of September 30, 2026, the principal balance of our secured debt was $45.6 million compared to $49.9 million at December 31, 2025. Our property owner subsidiaries do not have mortgage maturities with balloon payments due until 2031. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($110.3 million as of September 30, 2026), property sale proceeds or borrowing capacity on our revolving credit facility ($600.0 million at September 30, 2026, subject to covenant compliance).
Cash flows from operations were $144.9 million for the nine months ended September 30, 2026 as compared to $146.8 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the timing of operating cash receipts and payments and the impact of property dispositions and vacancies, partially offset by cash flows generated from acquisitions, properties placed in service and leasing activity. The underlying drivers that impact our working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. The collection and timing of tenant rents are closely monitored by management as part of our cash management program.
Net cash (used in) provided by investing activities totaled $(37.1) million and $201.3 million during the nine months ended September 30, 2026 and 2025, respectively. Cash used in investing activities in 2026 related primarily to acquisitions of real estate, investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, offset by proceeds from property sales and receipt of insurance proceeds. Cash provided by investing activities in 2025 related primarily to proceeds from property sales and receipt of insurance proceeds, offset by investments in real estate under construction, capital expenditures, lease costs, investments in non-consolidated entities and changes in real estate deposits, net.

Net cash used in financing activities totaled $167.9 million and $220.2 million during the nine months ended September 30, 2026 and 2025, respectively. Cash used in financing activities in 2026 was primarily related to dividends, repurchases of common shares, debt service payments, deferred financing costs related to the amendment of the credit facility and Term Loan, distributions to noncontrolling interest and the purchase of noncontrolling interests, partially offset by contributions from noncontrolling interest. Cash used in financing activities in 2025 was primarily related to the partial repayment of the Term Loan, partial repurchases of the Trust Preferred Securities, dividends, and debt service payments, offset by contributions from noncontrolling interests.
At-The-Market Offering Program. We maintain an At-The-Market offering program ("ATM program") under which we can issue common shares, including through forward sales contracts.

We may sell up to $350.0 million of common shares over the term of the program. We did not sell shares under the ATM program during the nine months ended September 30, 2026 and 2025, respectively.

Volatility in the capital markets, including as a result of general economic conditions, may negatively affect our ability to access the capital markets through our ATM program and other offerings.
Share Repurchase Program. During the nine months ended September 30, 2026, we repurchased and retired 0.3 million common shares at an average price of $48.70 per common share under an existing share repurchase program. We did not repurchase any common shares during the nine months ended September 30, 2025. As of September 30, 2026, 1.0 million common shares remained available for repurchase under this authorization.

Series C Preferred Conversion. During the nine months ended September 30, 2026, a holder of 25 Series C Preferred shares converted their shares into 12.175 common shares, with the fractional shares being paid in cash. The difference between the amount paid for the Series C Preferred shares and the historical cost was $0.001 and is treated as an increase to shareholders equity and as a reduction in preferred dividends paid for calculating earnings per share. We did not receive any cash proceeds as a result of such conversion and the Series C Preferred shares that were converted have been retired and cancelled.

Dividends. During the three months ended September 30, 2026, we did not declare any dividend on our common and preferred shareholders. Dividends paid to our common and preferred shareholders were $127.7 million and $123.2 million during the nine months ended September 30, 2026 and 2025, respectively, no common or preferred dividends were declared during the three months ended September 30, 2026.
During the three months ended September 30, 2026, we did not declare any quarterly dividend on our common share, compared to the $0.675 per common share quarterly dividend declared during the three months ended September 30, 2025.
As noted above, pursuant to the terms of the Merger Agreement, the Company has agreed to suspend payment of its regular common share quarterly dividend, effective immediately, subject to certain exceptions set forth in the Merger Agreement. Although the Merger Agreement permits the Company to make regular quarterly dividends on the Series C Preferred shares, the Company did not declare a third quarter dividend and such cumulative dividends in arrears will be included in the cash amount paid in the second step merger described above.

Financings. The following presents our outstanding unsecured debt obligations as of September 30, 2026:

	September 30, 2026	Interest Rate		Maturity Date	Issue Price
Term Loan	250.0	SOFR + 0.850%	(1)	January 2029	—
Senior Notes due 2028	160.0	6.750%		November 2028	99.423%
Senior Notes due 2030	400.0	2.700%		September 2030	99.233%
Senior Notes due 2031	400.0	2.375%		October 2031	99.758%
Trust Preferred Securities	101.0	SOFR + 1.96%	(2)	April 2037	—
Total unsecured debt	$1,311.0
(1)    Amended and restated the Term Loan with an interest rate range from SOFR plus 0.80% to 1.60%. Based on our current rating and leverage ratio, the credit spread is 0.85%. Maturity can be extended to January 2031, subject to certain conditions. The SOFR portion of the interest rate was swapped for a fixed interest rate of 4.06% per annum until January 31, 2027.
(2)    Interest rate spread contains a 0.26% SOFR adjustment plus a spread of 1.70% through maturity. $82.5 million is swapped at an average interest rate of 5.20% from October 30, 2024 to October 30, 2027. As of September 30, 2026, the weighted average interest rate of the Trust Preferred Securities was 5.314%, which includes the effect of the interest rate swaps.
The senior notes are unsecured and require interest payments semi-annually in arrears. We may redeem the senior notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the senior notes being redeemed plus a make-whole premium.
We have an unsecured credit agreement with KeyBank National Association, as agent, for a revolving credit facility of up to $600.0 million subject to covenant compliance. In January 2026, we amended and restated our credit agreement and extended the maturity from July 2026 to January 2030. The maturity can be extended to January 2031, subject to certain conditions. The interest rate ranges from SOFR plus 0.725% to 1.40% based on the consolidated leverage ratio and investment grade ratings. Based on our current consolidated leverage ratio and investment grade ratings, for SOFR borrowing the applicable margin for the credit facility equals 0.775%. The revolving credit facility is also subject to a facility fee equal to 0.125% to 0.300%, depending on our credit rating and consolidated leverage ratio, of the total commitments under the revolving credit facility. The facility fee is currently 0.15%. We had no borrowings outstanding and $600.0 million available as of September 30, 2026. We had no borrowings under the revolving credit facility as of December 31, 2025.
As of September 30, 2026, we were compliant with all applicable financial covenants contained in our corporate-level debt agreements.
As disclosed above, the Company has provided notice to all securityholders that upon the closing of the Merger, the Parent intends to redeem all classes of Senior Notes and the Trust Preferred Securities.

Development Costs
As of September 30, 2026, the aggregate amount of our consolidated development and redevelopment projects included in investment in real estate under construction is $129.9 million. We expect to incur approximately $124.8 million of costs, excluding noncontrolling interests' share, potential developer incentive fees or partner buyouts, and infrastructure work for our consolidated and non-consolidated land parcels held for development. However, the risks associated with development, including supply chain issues, which may be exacerbated as a result of military conflicts and international trade conflicts associated with tariffs, could adversely impact our estimates. As of September 30, 2026, we had three consolidated and two non-consolidated subsidiaries that owned land parcels held for industrial development. We are unable to estimate (1) the timing of any required fundings for leasing costs until leases are executed and (2) the timing or amount of any additional costs related to the development of our land parcels until we commit to such additional costs.

Results of Operations
Three months ended September 30, 2026 compared with three months ended September 30, 2025. The increase in net income attributable to common shareholders of $55.7 million was primarily due to the items discussed below.
The increase in rental revenue of $4.0 million was primarily due to an increase of $7.5 million attributable to acquisitions, properties placed in service and leasing, partially offset by a decrease of $3.5 million primarily attributable to property sales and vacancies.
The decrease in depreciation and amortization expense of $0.9 million was primarily due to property sales.
The decrease in interest and amortization expense of $2.7 million was primarily due to a $2.4 million decrease in interest and amortization expense related to the Senior Notes due 2028 that were partially repaid in 2025, a $0.1 million decrease in interest expense related to the Term Loan, which was amended and extended in 2026, and a $0.6 million increase in capitalized interest due to increased development activity, partially offset by a $0.4 million increase in interest expense related to mortgages and notes payable.
The increase in transaction costs of $5.6 million was primarily due to expenses related to the Merger incurred during the three months ended September 30, 2026.
The increase in gain on sale or disposal of, and recovery on, real estate, net of $48.3 million was primarily due to a $94.5 million gain on the sale of three properties during the three months ended September 30, 2026, compared to a $44.1 million gain on the sale of five properties and $2.1 million of insurance recoveries on real estate during the three months ended September 30, 2025.
The increase in net loss attributable to noncontrolling interests of $6.1 million was primarily due to lower gains on sales attributable to noncontrolling interests, resulting from the disposition of two vacant development properties in 2025.
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025. The increase in net income attributable to common shareholders of $7.6 million was primarily due to the items discussed below.
The increase in rental revenue of $1.5 million was primarily due to an increase of $11.6 million attributable to acquisitions, properties placed in service and leasing, partially offset by a decrease of $10.1 million attributable to property sales and vacancies.
The decrease in depreciation and amortization expense of $5.8 million was primarily due to property sales.
The increase in non-operating income of $0.5 million was primarily due to an increase in interest income earned on excess cash and a net settlement of receivables related to the sales-type lease sold in 2024.
The decrease in interest and amortization expense of $9.0 million was primarily due to a $7.1 million decrease in interest and amortization expense related to the Senior Notes due 2028 that were partially repaid in 2025, a $0.9 million decrease in interest expense related to the Trust Preferred Securities that were partially repaid in 2025, a $0.3 million decrease in interest expense related to the Term Loan, which was amended and extended in 2026, and a $1.1 million increase in capitalized interest due to increased development activity, partially offset by a $0.4 million increase in interest expense related to mortgages and notes payable.
The $1.1 million unfavorable change in gain (loss) on debt satisfaction, net was primarily due to a $0.3 million loss recognized during the nine months ended September 30, 2026, compared to a $0.8 million gain recognized during the nine months ended September 30, 2025. The prior-year gain was primarily related to the partial repurchase of the Trust Preferred Securities at a discount to par value, net of the write-off of related deferred financing costs.
The increase in transaction costs of $5.6 million was primarily due to expenses related to the Merger incurred during the nine months ended September 30, 2026.
The decrease in gain on sale or disposal of, and recovery on, real estate, net of $5.4 million was primarily due to a $94.5 million gain on the sale of three properties and $2.2 million of insurance recoveries on real estate during the nine months ended September 30, 2026, compared to a $100.1 million gain on the sale of seven properties and $1.0 million insurance recoveries on real estate during the nine months ended September 30, 2025.

The increase in equity in losses of non-consolidated entities of $1.6 million was primarily due to the recognition of the Company's $1.3 million share of impairment charges recorded by NNN JV and a $0.3 million increase in operating losses during the nine months ended September 30, 2026. No impairment charges were recognized by the Company's non-consolidated entities during the nine months ended September 30, 2025.
The increase in net loss attributable to noncontrolling interests of $4.6 million was primarily due to lower gains on sales attributable to noncontrolling interests, resulting from the disposition of two vacant development properties in 2025.
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
The following presents our consolidated same-store NOI, for the three and nine months ended September 30, 2026 and 2025 ($000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total cash base rent	$68,457	$66,354	$202,217	$196,595
Tenant reimbursements	15,206	13,640	44,547	43,477
Property operating expenses	(16,140)	(14,188)	(47,990)	(44,572)
Same-store NOI	$67,523	$65,806	$198,774	$195,500
Our same-store NOI increased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 by 2.6% and 1.7%, respectively, primarily due to an increase in cash base rents. As of September 30, 2026 and 2025, our historical same-store square footage leased was 97.0% and 96.6%, respectively.

Below is a reconciliation of net income to same-store NOI for periods presented ($000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$92,052	$42,357	$91,753	$88,916

Interest and amortization expense	13,359	16,095	39,826	48,842
Provision for income taxes	136	184	436	598
Depreciation and amortization	48,201	49,120	143,242	148,994
General and administrative	8,688	9,325	28,656	29,345
Transaction costs	5,608	—	5,623	38
Non-operating/advisory fee income	(1,305)	(1,696)	(5,253)	(4,905)
Gain on sale or disposal of, and recovery on, real estate, net	(94,486)	(46,159)	(96,711)	(102,114)
(Gain) loss on debt satisfaction, net	—	—	299	(793)
Equity in losses of non-consolidated entities	1,210	1,239	4,800	3,177
Lease termination income, net	(71)	(76)	(223)	(199)
Straight-line adjustments	(1,675)	(1,463)	(4,644)	(4,490)
Lease incentives	728	455	1,900	1,354
Amortization of above/below market leases	243	(349)	—	(2,220)
NOI	$72,688	$69,032	$209,704	$206,543

Less NOI:
Acquisitions, expansions, developments, redevelopments and dispositions	(5,165)	(3,226)	(10,930)	(11,043)
Same-Store NOI	$67,523	$65,806	$198,774	$195,500

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and Adjusted Company FFO available to all equityholders for the three and nine months ended September 30, 2026 and 2025 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2026	2025	2026	2025
Basic and Diluted:
Net income attributable to common shareholders	$90,274	$34,616	$86,896	$79,345
Adjustments:
Depreciation and amortization - real estate	46,146	47,409	137,480	143,956
Impairment charges - real estate, from our share of non-consolidated entities	—	—	1,250	—
Amortization of leasing commissions	2,055	1,711	5,762	5,038
Joint venture and noncontrolling interest adjustment	1,543	7,438	4,156	9,850
Gain on sale or disposal of, and recovery on, real estate, net	(94,486)	(46,159)	(96,711)	(102,114)
FFO available to common shareholders - basic	45,532	45,015	138,833	136,075
Preferred dividends	1,573	1,573	4,718	4,718
Amount allocated to participating securities	207	90	256	326
FFO available to all equityholders - diluted	47,312	46,678	143,807	141,119
Transaction costs(1)	5,608	—	5,623	38
(Gain) loss on debt satisfaction, net	—	3	299	(790)
Adjusted Company FFO available to all equityholders - diluted	$52,920	$46,681	$149,729	$140,367

Per Common Share Amounts
Basic:
FFO	$0.78	$0.77	$2.39	$2.33

Diluted:
FFO	$0.79	$0.78	$2.42	$2.37
Adjusted Company FFO	$0.89	$0.78	$2.52	$2.36

Weighted-Average Common Shares:
Basic:
Weighted-average common shares outstanding - basic EPS	58,125,736	58,406,114	58,127,561	58,374,162

Diluted:
Weighted-average common shares outstanding - diluted EPS	58,666,518	58,536,180	58,465,937	58,491,110
Preferred shares - Series C	942,102	942,114	942,107	942,114
Weighted-average common shares outstanding - diluted FFO	59,608,620	59,478,294	59,408,044	59,433,224

(1) Transaction costs, including costs associated with the Merger and terminated investments, such as non-refundable deposits and legal fees.

Off-Balance Sheet Arrangements
As of September 30, 2026, we had investments in various real estate entities with varying structures. The real estate investments owned by our institutional joint ventures are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to “bad boy” acts, including fraud, prohibited transfers and breaches of material representations, and environmental matters. We have guaranteed such obligations for certain of our non-consolidated entities with respect to $475.8 million of such non-recourse debt. We believe the likelihood of making any payments under such guaranties is remote and we generally have an agreement from each partner to reimburse us for its proportionate share of any liability related to a guarantee trigger unless such trigger is caused solely by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates primarily to our variable-rate indebtedness not subject to interest rate swaps and our fixed-rate debt. Our consolidated aggregate principal variable-rate indebtedness not subject to interest rate swaps was $18.5 million at September 30, 2026 and 2025, which represented 1.4% and 1.2%, respectively, of our aggregate principal consolidated indebtedness. During the three months ended September 30, 2026 and 2025, our variable-rate indebtedness had a weighted-average interest rate of 4.8% and 6.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2026 and 2025 would have increased by $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, our variable-rate indebtedness had a weighted-average interest rate of 5.0% and 6.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2026 and 2025 would have increased by $0.3 million, respectively. As of September 30, 2026 and 2025, our aggregate principal consolidated fixed-rate debt was $1.3 billion and $1.5 billion, respectively, which represented 98.6% and 98.8%, respectively, of our aggregate principal indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of September 30, 2026 and is indicative of the interest rate environment as of September 30, 2026, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.2 billion as of September 30, 2026.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2026, we had interest rate swap agreements (see Note 8 to our unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to determine if such controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, including each of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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

The consummation of the proposed Merger is subject to certain closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the proposed Merger is subject to a number of closing conditions. We can provide no assurance that all closing conditions will be satisfied (or waived, if applicable), and, even if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance that other events will not intervene to delay the proposed Merger or result in the termination of the Merger Agreement. Any adverse consequence of the proposed Merger could be exacerbated by any delays in completion of the proposed Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the proposed Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the proposed Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of transactions prior to closing (with certain specified exceptions). In addition, the Merger Agreement may be terminated under certain specified circumstances. As a result, we cannot assure you that the proposed Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the proposed Merger within the timeframe anticipated or at all, which could adversely affect our business, financial condition, results of operations and the market price of our common shares.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the proposed Merger is not completed for any reason, our shareholders will not receive any payment for their common shares. Instead, we will remain a public company, the common shares will continue to be listed and traded on the New York Stock Exchange and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, if the Merger is not completed, our ongoing business may be significantly adversely affected, and we would be subject to a number of risks, including the following:

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

We may be subject to securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the proposed Merger from being completed.

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

ITEM 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.
The following table summarizes repurchases of our common shares/OP units during the nine months ended September 30, 2026 pursuant to publicly announced repurchase plans(1):

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
(1)    Share repurchase authorization of an additional 2.0 million common shares announced on August 4, 2022, which has no expiration date.
(2)    Includes 157,606 common shares that were purchased in December 2025 that were settled in January 2026.

ITEM 3.Defaults Upon Senior Securities - not applicable.
ITEM 4.Mine Safety Disclosures - not applicable.
ITEM 5.Other Information
During the three months ended September 30, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company held a Special Meeting of Shareholders on October 26, 2026 (the “Special Meeting”). At the close of business on September 18, 2026, the record date for the Special Meeting, there were 58,957,264 common shares outstanding and entitled to vote. At the Special Meeting, a total of 48,670,469 common shares, representing 82.6% of the outstanding common shares entitled to vote, were present virtually or represented by proxy, constituting a quorum to conduct business. The following are the final voting results on proposals considered and voted upon at the Special Meeting, each of which is described in greater detail in the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on September 18, 2026. Because none of the proposals were routine matters, there were no broker non-votes occurring in connection with any of these proposals at the Special Meeting.

1.Merger Proposal. To approve the Merger, pursuant to the Merger Agreement, and the other transactions contemplated by the Merger Agreement (the “Merger Proposal”). In accordance with the results below, the Merger Proposal was approved.

Votes For	Votes Against	Abstentions
48,363,045	255,313	52,111

2.Advisory Merger-Related Compensation Proposal. To approve, on a non-binding, advisory basis, the compensation that may be paid or become payable to our named executive officers that is based on or otherwise relates to the Merger (the “Advisory Merger-Related Compensation Proposal”). In accordance with the results below, the Advisory Merger-Related Compensation Proposal was approved.

Votes For	Votes Against	Abstentions
14,418,651	34,158,451	93,367

3.Adjournment Proposal. To approve any adjournment of the Special Meeting if necessary or appropriate for the purpose of soliciting additional proxies if there are not sufficient votes at the Special Meeting to approve the Merger Proposal (the “Adjournment Proposal”). In accordance with the results below, the Adjournment Proposal was approved.

Votes For	Votes Against	Abstentions
44,535,419	4,074,722	60,328

Adjournment of the Special Meeting was deemed not necessary or appropriate because there was a quorum present and there were sufficient votes at the time of the Special Meeting and therefore the meeting was not adjourned to another date.

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
(5)    The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2026 are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets of the Company; (ii) Unaudited Condensed Consolidated Statements of Operations of the Company; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) of the Company; (iv) Unaudited Condensed Consolidated Statements of Changes in Equity of the Company; (v) Unaudited Condensed Consolidated Statements of Cash Flows of the Company; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements of the Company, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXP Industrial Trust

Date:	October 27, 2026	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President (principal executive officer)

Date:	October 27, 2026	By:	/s/ Nathan Brunner
Nathan Brunner
Chief Financial Officer, Executive Vice President (principal financial officer)